Form 10-K
period 1994-01-31
STEWART & STEVENSON SERVICES INC
filed 1994-04-29
CIK 94328

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1994 ("Fiscal 1993") or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to __________.

                          Commission file number 0-8493

                        STEWART & STEVENSON SERVICES, INC
             (Exact name of registrant as specified in its charter)

                    Texas                          74-1051605
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            identification No.)

  2707 North Loop West, Houston, Texas                 77008
(Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code:  (713) 868-7700
         Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, Without Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

                                 $1,289,619,649
                            (As of February 28, 1994)

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, Without Par Value              32,937,065 Shares
                (Class)                   (Outstanding at February 28, 1994)

                       DOCUMENTS INCORPORATED BY REFERENCE

             Document                                Part of Form 10-K
            __________                               __________________

Proxy Statement for the 1994 Annual Meeting of Shareholders Part III


PART I


Item 1.  Business.

Stewart & Stevenson Services, Inc.(together with its wholly-owned subsidiaries, the "Company" or "Stewart & Stevenson") was founded in Houston, Texas in 1902 and was incorporated under the laws of the State of Texas in 1947. Since its beginning, the Company has been primarily engaged in custom fabrication enterprises. Stewart & Stevenson consists of three business segments: the Engineered Power Systems segment, the Distribution segment and the Tactical Vehicle Systems segment.

The Engineered Power Systems segment designs, engineers and markets engine-driven equipment principally utilizing diesel or gas turbine engines supplied by independent manufacturers. The Company's products include gas turbine generator sets for primary electrical power, including cogeneration applications, and diesel generator sets for primary, emergency or stand-by electrical power sources. Stewart & Stevenson is the leading packager of aeroderivative gas turbine engines for electrical power generation. A majority of the gas turbine engines used by the Company is manufactured by General Electric Corporation ("GE") and GE has selected the Company as the exclusive packager in the United States and Canada for the LM6000, GE's latest aeroderivative gas turbine engine adapted for industrial use. The LM6000 is expected to play a key role for utilities needing additional peak or base load capacity because of its higher fuel efficiency and competitive capital cost. The Company's engineered power systems are marketed worldwide. The Company believes that the international market offers significant opportunities because of the potential growth in demand for electric power,
particularly in developing nations.   In addition, the Company offers
long-term operation and maintenance contracts for large gas turbine projects. The Company also manufactures power systems for both military and commercial marine applications, aircraft ground support equipment and equipment for the oilfield service industry.

The Distribution segment markets industrial equipment and related parts manufactured by others and provides in-shop and on-site repair services for such products. This segment began operations in 1938 and currently markets Detroit Diesel engines, General Motors Electro-Motive diesel engines, Allison automatic transmissions, Hyster material handling equipment, Thermo King transport refrigeration units and John Deere construction, utility and forestry equipment. The Distribution segment markets in Texas and other Western and Southern states, as well as in Mexico, Venezuela and Central America.

In October 1991, the Company was awarded contracts by the United States Department of Defense to manufacture the U.S. Army's next generation of medium tactical vehicles (the "Family of Medium Tactical Vehicles" or "FMTV"). The FMTV contracts, valued at approximately $1.2 billion, call for the production of approximately 11,000 trucks over a five year period beginning in 1992. Under the contracts, the Department of Defense also has the option to purchase approximately 11,000 additional trucks between Fiscal 1994 and Fiscal 1997. The FMTV includes newly-designed 2 1/2-ton and 5-ton trucks which will be manufactured in several configurations, including troop carriers, wreckers, cargo trucks, vans and dump trucks. All variants of the FMTV incorporate a high level of common parts. Manufacturing of the FMTV is being performed by the Company's Tactical Vehicle Systems segment at a facility located near Houston, Texas, and initial truck deliveries commenced in the first quarter of Fiscal 1993. The Company believes that it will be able to sell additional trucks to other branches of the U.S. Armed Forces and to the armed forces of foreign countries.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1993" commenced on February 1, 1993 and ended on January 31, 1994. Identifiable assets at the close of Fiscals 1993, 1992, and 1991 and net sales, operating profit and export sales for such fiscal years for the Company's business segments and sales to customers which exceed ten percent of consolidated sales are presented under "Industry Segment Data" in the notes to the consolidated financial statements in Part II.


ENGINEERED POWER SYSTEMS SEGMENT

Stewart & Stevenson designs, engineers and markets engine-driven equipment of various descriptions utilizing diesel or gas turbine engines manufactured by independent suppliers. As a custom packager of engine-driven equipment, the Company designs its products to meet the specific needs of its customers in a variety of applications and sells such equipment under the "Stewart & Stevenson" name throughout the world.

Operations of the Engineered Power Systems segment accounted for approximately 61.4%, 62.6% and 58.3%, respectively, of consolidated sales during Fiscals 1993, 1992 and 1991.

GAS TURBINE POWER SYSTEMS. The Company packages generator sets and mechanical drive packages based on turbine engines purchased from General Electric Corporation ("GE"), Allison Engine Company ("Allison") and the Garrett Corporation ("Garrett"). The table below lists the capacity of generator sets based on each model of gas turbine engine regularly packaged by the Company.

                                              Generator Set
                                              Capacity
            Engine Model                      in Megawatts
            _____________                     _____________
            GE LM6000   . . .                 42.4 Mw
            GE LM5000 STIG  .                 51.6 Mw
            GE LM5000 . . . .                 34.4 Mw
            GE LM2500 STIG  .                 26.5 Mw
            GE LM2500 . . . .                 22.2 Mw
            GE LM1600 . . . .                 13.4 Mw
            ALLISON 571K  . .                  5.6 Mw
            ALLISON 501K  . .                  3.7 Mw
            GARRETT IM831 . .                  0.5 Mw

In recent years, demand for electrical power in the United States and in many industrialized and developing nations has increased at a higher rate than additional generating capacity has been added to the market. During the same period, environmental and regulatory concerns have curtailed the construction of nuclear and coal-fired generating facilities. Gas turbine generator sets have a lower capital cost, higher efficiency, shorter lead times and are more environmentally acceptable than alternative technologies. In addition, gas turbine generator sets may be used for the simultaneous production of electrical power and useful thermal energy ("cogeneration").

Stewart & Stevenson believes that the international market also provides significant sales opportunities for the Company's gas turbine generator sets. The market for electrical power in developing countries is growing and the Company's gas turbine generator sets are well suited for the requirements of developing countries; providing quick delivery, low initial capital costs and ease of installation in areas without significant existing electrical power infrastructure.

The gas turbine generator sets packaged by the Company in the 20 Mw to 50 Mw size incorporate GE gas turbine engines and are marketed primarily to independent power producers for prime power and cogeneration applications and to public utilities for base load capacity or additional capacity during peak demand periods. Stewart & Stevenson's package design and full-load testing prior to shipment permit the complete installation and start-up of the Company's gas turbine generators in as little as 30 days after shipment and decrease both the time and expense required to build a complete electrical generation facility. Generators in the 0.5 Mw to 20 Mw range are marketed primarily to hospitals, hotels, office complexes and industrial facilities, both for prime power and cogeneration applications.

During 1992, GE began supplying a new, more efficient aeroderivative gas turbine, the LM6000 rated at 42 Mw. The LM6000's initial capital cost is competitive with frame-type industrial gas turbines and provides simple-cycle fuel efficiency in excess of 40%. As a result, total life-cycle costs of an LM6000-driven generator set are expected to be substantially below life-cycle costs of other generator sets of the same capacity. GE has selected Stewart & Stevenson to be the exclusive packager of all LM6000 generator sets sold by GE in the United States and Canada. This arrangement does not affect the Company's worldwide marketing of power systems utilizing other GE aeroderivative gas turbines or sales by the Company of packages based on the LM6000 in jurisdictions other than the United States and Canada.

In addition to gas turbine generators, the Company packages compressors powered by GE and Allison gas turbine engines and vessel propulsion systems incorporating Allison gas turbines. The Company is also the exclusive marketing agent for Garrett model IM831 industrial gas turbines and provides operating and maintenance services to cogeneration facilities under long-term contracts.

A majority of the Company's gas turbine revenues are derived from packaging gas turbine engines manufactured by GE. The Company has been an authorized packager of GE gas turbine engines since 1979. The Company has no reason to believe that its relationship with GE will not continue for the foreseeable future. Any interruption of this relationship, however, would adversely affect the Company.

Sales of gas turbine products and services accounted for approximately 49.2%, 50.5% and 44.5%, respectively, of consolidated sales in Fiscals 1993, 1992 and 1991.

OTHER POWER SYSTEMS. The majority of other power systems packaged by Stewart & Stevenson are generator sets and mechanical drive packages using diesel engines, dual fuel engines or natural gas engines. Generator sets range in size from 20 kw to 12,700 kw and are based on diesel engines supplied by Detroit Diesel Corporation ("Detroit Diesel"), General Motors Corporation ("General Motors") or other independent manufacturers. The Company undertakes the selection of the appropriate engine and generator based on the intended application and fabricates the completed package according to a design developed specifically to fit the needs of the customer. Diesel-driven generator sets are marketed by the Company as both stand-by power sources for emergency use and as prime power sources to supply electricity at remote locations. Mechanical drive packages include pump packages for irrigation and compressor packages for pipelines.

The Company also produces and markets generator sets and mechanical drive packages based on dual fuel and natural gas engines supplied by independent suppliers of diesel engines modified by the Company to run on dual fuels or natural gas.

For many years, Stewart & Stevenson has been a leading manufacturer of well stimulation equipment and other diesel equipment for the oilfield service industries. Despite the depressed domestic drilling markets, the Company has continued to manufacture these products, primarily for sale in the international market. Most of the Company's well stimulation equipment is manufactured according to the Company's proprietary designs and incorporates advanced microprocessor-based systems to automatically control the pressures, density and other characteristics of the high pressure fluids used to fracture oil-bearing formations. During Fiscal 1993, the Company acquired substantially all of the assets of Quality Oilfield Products, Inc., a Houston-based manufacturer of blowout preventors.

Stewart & Stevenson manufactures a complete line of aircraft ground support equipment, including gate tractors, air-start units, ground power equipment, airconditioning systems and baggage tractors.

Sales of other power systems and services accounted for 12.5%, 12.2% and 13.8%, respectively, of consolidated sales in Fiscals 1993, 1992 and 1991.


DISTRIBUTION SEGMENT

Stewart & Stevenson markets various industrial equipment, components, replacement parts, accessories and other material supplied by independent manufacturers and provides in-shop and on-site repair services for diesel-driven equipment. The following table contains the name of each manufacturer with whom the Company presently maintains a distribution contract, a description of the products and territories covered thereby and the original distribution contract date relating to each product line.

                                                                                       Original
                                                                                       Contract
Manufacturer                  Products                   Territories                     Date
_____________                 __________                 ____________                ___________
Detroit Diesel                Heavy  Duty  High Speed    Texas, Colorado, New              1938
                              Diesel Engines             Mexico, Wyoming, Nebraska,
                                                         Louisiana, Mississippi
                                                         and Alabama; Venezuela

Electro-Motive  Segment       Heavy Duty Medium Speed    Texas, Colorado, New              1988
of General Motors             Diesel Engines             Mexico, Nebraska,
("Electro-Motive")                                       Oklahoma, Arkansas, Louisiana,
                                                         Tennessee, Mississippi and
                                                         Alabama; Mexico; Central America;
                                                         most of South America


Cooper Industries, Inc.       Large-bore Natural Gas,    Varies depending on               1991
                              Dual Fuel and Diesel       engine size, fuel and
                              Engines                    application

Allison Transmission         On- and Off-Highway         Texas, Colorado, New              1962
Segment of General           Automatic Transmissions,    Mexico, Wyoming, Nebraska,
Motors                       Power Shift Transmissions   Louisiana, Mississippi
                             and Torque Converters       and Alabama; Venezuela

Hyster Company               Material Handling           Texas                             1960
                             Equipment

John Deere Corporation       Construction, Utility       Southeast Texas and               1987
                             and Forestry Equipment      Wyoming

Thermo King Corp.            Transport Refrigeration     Southeast Texas and               1970
                             Equipment                   Southern Louisiana

Distribution agreements generally require the Company to purchase and stock the products and repair parts covered thereby for resale to end users, original equipment manufacturers or independent dealers within the franchise area of distribution. Such agreements also require the Company to provide after-sale service within its designated territory and may contain provisions prohibiting the sale of competitive products within the franchise territory. Distribution operations are conducted at branch facilities located in major cities within the Company's franchised area of distribution. New products are marketed primarily under the trademarks and the trade names of the original manufacturer.

The Company's principal distribution agreements are subject to termination by the suppliers for a variety of causes, including a change in control or a change in the principal management of the Company. The Company's distribution agreements with Detroit Diesel expire in 1995. Although no assurance can be given that such distribution agreements will be renewed beyond their expiration dates, they have been renewed regularly.

The Distribution segment also manufacturers and sells snow removal equipment, wheel chair lifts, rail car movers and alternative fuel systems. Some products manufactured by the Distribution segment are based upon proprietary designs owned by the Company and others are based upon designs owned by others and licensed to the Company.

Operations of the Distribution segment accounted for approximately 31.8%, 33.1% and 41.7%, respectively, of consolidated sales during Fiscals 1993, 1992 and 1991. The Distribution segment's marketing units regularly sell certain products manufactured by units of the Engineered Power Systems segment and also sell to military and airline users. In both cases, such sales are included in the Distribution segment.


TACTICAL VEHICLE SYSTEMS SEGMENT

In October 1991, the United States Department of Defense selected Stewart & Stevenson to manufacture the next generation of medium tactical vehicles (the "Family of Medium Tactical Vehicles" or "FMTV") for the U.S. Army and awarded the Company contracts, valued at $1.2 billion, for the production of 2 1/2-ton and 5-ton trucks, spare parts and logistical support. As is typical of multi-year defense contracts, the FMTV contracts must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. In the event that vehicle or spare parts deliveries are canceled or terminated for the convenience of the government, the FMTV contracts provide for termination charges that will substantially reimburse the Company for all unamortized non-recurring costs.

The Family of Medium Tactical Vehicles is intended to become the U.S. Army's next generation of basic transportation vehicle for personnel and materials. As such, the FMTV will be produced in several variants to carry troops and cargo, including cargo beds, vans, troop carriers, wreckers, dump trucks and tractors. In addition, several of the vehicles will be specially configured for air transportation. Although more than ten configurations of the FMTV will be produced, a high degree of common components is incorporated in the Stewart & Stevenson design.

The vehicles manufactured by the Company are based on a design acquired from Steyr-Daimler-Puch, A.G., an established Austrian-based manufacturer of military and commercial vehicles. It was adapted to the requirements of the U.S. Army by Stewart & Stevenson and incorporates a diesel engine manufactured by Caterpillar, Inc., an automatic transmission and transfer case manufactured by Allison and drive axles manufactured by Rockwell Corporation. Although the FMTV will be the Company's first high volume production vehicle, the Company has previously packaged various equipment for the U.S. Armed Forces using diesel and gas turbine engines.

Stewart & Stevenson believes that there will be opportunities to sell additional vehicles to other branches of the U.S. Armed Forces and to the armed forces of foreign countries. The FMTV contracts allow for such sales, and the Company's facility has capacity to produce vehicles for those additional sales. The Company has already begun marketing efforts with potential customers other than the U.S. Army.


COMPETITION

The Company encounters strong competition in all segments of its business. Competition involves pricing, quality, availability, the range of products and services and other factors. Some of the Company's competitors have greater financial resources than Stewart & Stevenson. The Company believes that its reputation for quality engineering and after-sales service, as well as single-source responsibility, are important to its market position.

The Engineered Power Systems segment competes with various entities, including certain suppliers of major components, for sale of its products. Manufacturers of gas turbine generator sets in the 20-50 Mw size include General Electric Corporation, Dresser-Rand Power, Inc., Ruston Gas Turbines Ltd. and ABB Energy Services, Inc., a subsidiary of Asea Brown Boveri. Competition in the market for the other products manufactured by the Engineered Power Systems segment is highly fragmented with no single competitor participating in all of the markets of the Company. The Distribution segment competes with distributors for other manufacturers in the sale of original equipment, with the manufacturers and distributors of non-original equipment parts for the sale of spare parts and with independent repair shops for in-shop and on-site repair services.


INTERNATIONAL OPERATIONS

The profit margin on export sales is typically not materially different from that on domestic sales of the same or similar products with the same or similar delivery requirements. International sales are subject to the risks of international political and economic changes, such as changes in foreign governmental policies, currency exchange rates and inflation. Generally, the Company accepts payments only in United States Dollars and makes most sales to customers outside the United States against letters of credit drawn on established international banks, thereby limiting the Company's exposure to the effects of exchange rate fluctuations and customer credit risks. In the limited circumstances in which the Company has entered into contracts in foreign currencies, it has hedged its exposure to fluctuations in such currencies.


UNFILLED ORDERS

Stewart & Stevenson's unfilled orders consist of written purchase orders, letters of intent and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at the close of Fiscals 1993 and 1992 were as follows:

                                 Estimated percentage to
                                    be recognized in           Fiscal        Fiscal
                                       Fiscal 1994              1993          1992
                                 _______________________     _________     _________
                                                              (Dollars in millions)
Engineered Power Systems
  Equipment                               60.0%              $   491.5     $   489.4
  Operations and Maintenance              16.3%                  269.7         189.6
                                                             _________     _________
                                                                 761.2         679.0

Distribution                             100.0%                   32.6          24.3
Tactical Vehicle Systems                  21.4%                1,119.5       1,185.2
                                                             _________     _________
Total                                     31.9%              $ 1,913.3     $ 1,888.5
                                                             =========     =========

Although no assurance can be given, the Company expects sales of the Engineered Power Systems segment to continue to be weighted in favor of turbine-driven equipment because of the large number of unfilled orders for these units, the number of proposals that are presently outstanding and the current need for additional electrical generating capacity in the United States and in many foreign countries.

Unfilled orders of the Tactical Vehicle Systems segment consists principally of the contracts awarded in October 1991, by the United States Department of the Army, to manufacture medium tactical vehicles.


EMPLOYEES

At the end of Fiscal 1993, the Company employed approximately 3,400 persons. The Company considers its employee relations to be satisfactory.


Item 2.  Properties.

The Company maintains its corporate and executive offices at 2707 North Loop West, Houston, Texas. The corporate office, which includes the national sales offices for the Engineered Power Systems segment and administrative offices for the Distribution segment, occupies about 78,000 square feet of space leased from a limited partnership in which the Company owns an 80% limited partnership interest.

Stewart & Stevenson's Engineered Power Systems segment is headquartered in Houston, where the Company owns approximately 919,000 square feet and leases approximately 48,000 square feet of space at six locations devoted to manufacturing, warehousing and administration. The Company leases gas turbine parts, service, operations and maintenance facilities in Bakersfield, California and Long Beach, California totaling 8,200 square feet and maintains a sales office in Alexandria, Virginia and Fort Lauderdale, Florida. The Company owns gas turbine parts service, operations and maintenance facilities in Syracuse, New York and a high pressure valve manufacturing facility in Jennings, Louisiana totaling 15,000 and 89,000 square feet, respectively.

Activities of the Distribution segment are coordinated from Houston, where the Company owns 303,000 square feet of space at three locations devoted to equipment and parts sales and service. To service its distribution territory (See "Item 1. Business -- Distribution Segment"), Stewart & Stevenson maintains Company-operated facilities occupying 305,000 square feet of owned space and 391,000 square feet of leased space in 19 cities in Texas, Louisiana, Colorado, New Mexico and Wyoming.

The Company's new Tactical Vehicle Systems segment is located in a 500,000 square foot company owned facility near Houston, Texas.

The Company considers all property owned or leased by it to be well maintained, adequately insured and suitable for its purposes.


Item 3. Legal Proceedings.

On April 21, 1994, the Fourteenth Court of Appeals of the State of Texas reversed a $17.5 million judgment in the case filed by Serv-Tech, Inc. against the Company, Ohmstede, Inc., and Ohmstede Mechanical Services, Inc. of Beaumont, Texas. The suit, filed on January 26, 1990, in the District Court of Harris County, Texas, 125th Judicial District, claims that the Company breached a secrecy agreement and misappropriated confidential information and trade secrets of Serv-Tech, Inc. In the opinion of the management of the Company, any further actions in connection with this suit will not have a material impact on the Company's financial position or results of operations.

The Company has been advised that on January 5, 1993, John G. Runion, a former consultant of the Company, filed a suit for himself and the United States of America in the U. S. District Court, Southern District of Texas. The suite alleges that the Company supplied false information in violation of the False Claims Act (the"Act"), engaged in common law fraud and misapplied costs incurred in connection with a change order under a 1987 government subcontract. Under the provisions of the Act, the suit has not been served upon the Company pending an investigation of the case by the U. S. Department of Justice and a determination as to whether the Department of Justice will intervene and pursue the matter on behalf of the United States. The suit alleges treble damages of $21 million plus unspecified penalties. The Company has denied any wrongdoing in connection with the pricing of the change order and believes that the case will be resolved without any material effect on the financial position, net worth or results of operation of the Company.

The Company is a defendant in a number of other lawsuits relating to contractual, product liability, personal injury and warranty matters and otherwise of the type normally incident to the Company's business. All such cases involve primarily a claim for damages and no individual case or group of cases presenting substantially the same legal or factual issues involve amounts in excess of ten percent (10%) of the current assets of the Company or is expected to result in any material liability.


Item 4. Submission of Matters to a Vote of Security Holders.

Inapplicable.


PART II


Item 5. Market for the Registrants's Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded in the over-the-counter market and listed in the NASDAQ National Market (Symbol: SSSS). There were 813 shareholders of record as of February 28, 1994. The following table sets forth the high and low sales prices relating to the Company's Common Stock and the dividends paid by the Company in each quarterly period within the last two fiscal years of the Company.

                                       Fiscal                             Fiscal
                                        1993                               1992
                           ______________________________     ______________________________
                            High       Low       Dividend      High       Low       Dividend
                           ______     ______     ________     ______     ______     ________

First Quarter              38 1/2     28           0.05       30         22           0.04
Second Quarter             46         35           0.06       30 1/4     22           0.05
Third Quarter              51         42 1/2       0.06       32         26 1/4       0.05
Fourth Quarter             53         44 1/4       0.06       37         29           0.05

Item 6. Selected Financial Data.

The Selected Financial Data set forth below should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Stewart & Stevenson Services, Inc.
CONSOLIDATED FINANCIAL REVIEW

_________________________________________________________________________________________________________________________________
(In thousands, except per share data)
                                                                      Fiscal       Fiscal       Fiscal       Fiscal       Fiscal
                                                                       1993         1992         1991         1990         1989
_________________________________________________________________________________________________________________________________
Financial Data:

  Sales                                                              $981,892     $812,526     $686,363     $645,766     $604,868

  Earnings before income taxes and accounting
  change<F1>                                                           85,301       64,376       52,259       43,152       39,009

  Earnings before change in accounting                                 56,780       43,958       35,703       29,384       27,264

  Net earnings<F1>                                                     56,780       34,658       35,703       29,384       27,264

  Total assets                                                        692,624      573,348      477,858      394,118      311,273

  Short-Term debt (including current portion of
  Long- Term debt)                                                      7,219        3,252        4,582       58,616        9,091

  Long-Term debt                                                       68,000       44,451       27,939       37,982       23,544

Per Share Data :

  Earnings before change in accounting<F1>                               1.73         1.35         1.18         0.99         0.97

  Net earnings<F1>                                                       1.73         1.06         1.18         0.99         0.97

  Cash dividends declared                                                0.23         0.19         0.15         0.11       0.0725

<F1>  The Company adopted SFAS 106 effective February 1, 1992, resulting in a cumulative charge to 1992 earnings of $9,300, or $.29 per share, after a deferred tax benefit of $4,790 (see Note 7 in the notes to the consolidated financial statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis, as well as the accompanying consolidated financial statements and related footnotes will aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information. During Fiscal 1992 the Company adopted both the Statement of Financial Accounting Standards No. 106 "Employers' Accounting For Postretirement Benefits Other Than Pensions" (SFAS
106), and the Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes" (SFAS 109).


SUMMARY

The following table sets forth for the periods indicated (i) percentages which certain items reflected in the Company's Consolidated Statements of Earnings bear to consolidated sales of the Company and (ii) the percentage increase (decrease) of such items as compared to the indicated prior period:

                                                                       Relationship to               Period to Period
                                                                      Consolidated Sales            Increase (Decrease)
                                                                         Fiscal Year                   Fiscal Year
                                                                 ____________________________     ______________________
                                                                  1993       1992       1991      1992-1993    1991-1992
________________________________________________________________________________________________________________________
Sales                                                            100.0%     100.0%     100.0%        20.8%        18.4%
Cost of sales                                                     84.1       84.4       83.0         20.4         20.4
                                                                 _______________________________________________________
Gross profit                                                      15.9       15.6       17.0         23.2          8.6

Selling and administrative expenses                                7.0        7.5        8.8         11.7           .9
Interest expense                                                    .3         .5        1.0        (10.2)       (45.6)
Other income                                                       (.1)       (.3)       (.4)       (62.6)       (13.1)
                                                                 _______________________________________________________
                                                                   7.2        7.7        9.4         13.5         (3.3)

                                                                 _______________________________________________________
Earnings before income taxes and accounting change                 8.7        7.9        7.6         32.5         23.2
Income taxes                                                       2.9        2.5        2.4         35.9         22.8
                                                                 _______________________________________________________
Earnings of consolidated companies                                 5.8        5.4        5.2         30.9         23.4

Equity in net earnings (loss) of unconsolidated affiliates          .0         .0         .0          N/A        (18.3)
                                                                 _______________________________________________________
Earnings before change in accounting                               5.8        5.4%       5.2%        29.2%        23.1%
                                                                 =======================================================

RESULTS OF OPERATIONS
Business Segment Highlights

__________________________________________________________________________________________________
(Dollars in thousands)
                                                     Annual                    Annual
                                         Fiscal      Percent       Fiscal      Percent     Fiscal
                                          1993       Change         1992       Change       1991
__________________________________________________________________________________________________
Sales:
  Engineered Power Systems              $602,853       +18%       $508,898      +27%      $400,133
  Distribution                           311,983       +16%        269,045       -6%       286,230
  Tactical Vehicle Systems                65,894       +93%         34,112      N/A           -0-
  Corporate Services                       1,162      +147%            471      N/A           -0-
                                        __________________________________________________________
                                        $981,892       +21%       $812,526      +18%      $686,363
                                        ==========================================================
Operating Profit:
  Engineered Power Systems              $ 70,292       +18%       $ 59,578      +20%      $ 49,597
  Distribution                            20,309       +63%         12,478      -21%        15,884
  Tactical Vehicle Systems                 2,886       +80%          1,602      N/A           -0-
  Corporate Services                         552      +183%            195      N/A           -0-
                                        __________________________________________________________
                                        $ 94,039       +27%       $ 73,853      +13%      $ 65,481
                                        ==========================================================

Fiscal 1993 vs. Fiscal 1992

Sales increased to $982 million for the twelve months ended January 31, 1994 ("Fiscal 1993") from $813 million for the twelve months ended January 31, 1993 ("Fiscal 1992"). This represents the setting of a new sales record for the sixth consecutive year and is largely attributable to sales volume increases in the Engineered Power Systems segment. The Engineered Power System's gas turbine product lines were the primary source of its growth. The highest rate of growth was experienced in the gas turbine after market, which consists of the servicing of customers' equipment and the long-term contracting for the operation and maintenance of the customers' power plants. The Distribution segment's increased sales reflect both the general improvement in the U. S. economy and in the market penetration of the products distributed. The Tactical Vehicle Systems segment sales, which increased 93% in relation to Fiscal 1992, reflect the commencement of low volume truck production during Fiscal 1993. The Company's export sales declined slightly in Fiscal 1993, representing 24% of consolidated sales in Fiscal 1993 as compared to 32% in Fiscal 1992.

Operating profit increased significantly during Fiscal 1993, with the overall rate of growth exceeding the growth in revenue. The Distribution segment's operating profit grew at a rate substantially greater than its sales volume growth, reflecting primarily operating efficiencies achieved through better utilization of existing plants. Both the Engineered Power Systems and the Tactical Vehicle Systems segments' operating profits increased at a rate comparable to sales volume growth.

Fiscal 1992 vs. Fiscal 1991

Sales increased to $813 million in Fiscal 1992 from $686 million in Fiscal 1991. The Engineered Power System's gas turbine product line was the primary source of its growth. Export sales continued to represent a significant portion of the Company's revenue, accounting for 32% of total sales in Fiscal 1992 and 38% in Fiscal 1991. The Distribution segment recorded lower sales during Fiscal 1992 in relation to Fiscal 1991. The lower sales volume for the Distribution segment can be attributed to the continued recession in the markets serviced, which resulted in reduced demand for new equipment during Fiscal 1992. The Tactical Vehicle Systems segment, which contributed only slightly to consolidated revenue for Fiscal 1992, nevertheless had a significant impact on Fiscal 1992 growth.

Operating profits increased at a double digit rate during Fiscal 1992, due to the significant increase in sales volume. Operating profit growth in the Engineered Power Systems segment was principally the result of the continued expansion of the gas sales turbine product lines in Fiscal 1992. The Engineered Power Systems segment's operating profit growth was restrained during Fiscal 1992 due to lower operating profits in the diesel product lines. The transit products group's operating losses moderated only slightly in Fiscal 1992.
The Company has ceased the marketing of its transit products and will direct its resources to other product lines offering better economic opportunities.

Operating profits of the Distribution segment fell sharply during Fiscal 1992, after experiencing an increase during Fiscal 1991. This decrease in operating profits was primarily the result of the decline in total volume, a change in product mix towards lower value added products and the incurrence of market introduction expense associated with the Company's alternative fuels products. The Tactical Vehicle Systems segment began to contribute to earnings during Fiscal 1992 as it recognized its initial revenue under its contract with the United States Department of the Army.

Net Period Expense

__________________________________________________________________________________________________
(Dollars in thousands)
                                                     Annual                   Annual
                                         Fiscal      Percent      Fiscal      Percent      Fiscal
                                          1993       Change        1992       Change        1991
__________________________________________________________________________________________________
Selling and administrative expenses     $ 68,331      +12%       $ 61,168       +1%       $ 60,603
Interest expense                           3,313      -10%          3,689      -46%          6,780
Other income                                (967)     -63%         (2,586)     -13%         (2,974)
                                        __________________________________________________________
                                        $ 70,677      +13%       $ 62,271       -3%       $ 64,409
                                        ==========================================================
Net period expense as a percentage of
  sales                                     7.2%       N/A           7.7%       N/A           9.4%
                                        ==========================================================

Net period expense continued to grow at a much slower rate than revenue. Operating efficiencies as a result of spreading certain fixed administrative costs over higher sales has facilitated the control of selling and administrative expenses. The reduction of interest expense in Fiscal 1992 reflects primarily the use of the net proceeds of $58 million, from the sale of 2,300,000 shares of Common Stock in December 1991, to pay down debt.

Earnings Before Change In Accounting

__________________________________________________________________________________________________
(Dollars in thousands)
                                                     Annual                   Annual
                                         Fiscal      Percent      Fiscal      Percent      Fiscal
                                          1993       Change        1992       Change        1991
__________________________________________________________________________________________________
Amount                                  $ 56,780      +29%       $ 43,958      +23%       $ 35,703
Percent of sales                            5.8%       N/A           5.4%       N/A           5.2%
==================================================================================================

Earnings before the change in accounting for SFAS 106 in Fiscal 1992 continued to increase period to period in both amount and as a percentage of sales in Fiscal 1993 and 1992. These increases reflect the growth in operating profits each period and the reduction in interest expense during Fiscal 1992. The effective income tax rate increased one percent in Fiscal 1993, principally as a result of the retroactively imposed increase in the United States corporate tax rate by the Omnibus Budget Reconciliation Act of 1993.


ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.112 (SFAS 112), "Employer's Accounting for Postemployment Benefits", in November 1992. SFAS 112 requires that the liability for certain postemployment benefits, including salary continuation, be recognized over the employees' service lives when certain conditions are met. The Company currently plans to adopt SFAS 112 in Fiscal 1994 and does not anticipate the impact will be material to the Company's financial statements.

The Fiscal 1992 change in accounting represents the Company's adoption of Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits other than Pensions" (see Note 7 in the notes to consolidated financial statements). This standard requires that the cost of retiree medical and other non-pension benefits be recognized on the accrual method of accounting instead of expensing those costs when paid, as had been the generally accepted practice. The Company elected to expense previously unrecognized prior service costs immediately. This resulted in a one-time charge to Fiscal 1992 earnings of $9.3 million, or $0.29 per share, after a deferred tax benefit of $4.8 million.

The Company also adopted the Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", effective February 1, 1992. SFAS 109 changed the criteria for recognition and measurement of deferred tax assets and reduces the complexity of accounting for income taxes established by Statement of Financial Accounting Standards No.96 (SFAS 96), "Accounting for Income Taxes". Since the Company previously followed SFAS 96, adoption of SFAS 109 did not have a material impact on the Company's financial statements.


GOVERNMENT CONTRACTING

The Company's government contract operations are subject to U.S. Government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on government procurement regulations, under certain circumstances a contractor can be fined, as well as suspended or barred from government contracts. On November 5, 1993, the Company was advised that a former consultant had filed a suit on his own behalf and on behalf of the United States of America alleging that the Company supplied false information, engaged in fraud and misapplied costs in connection with a change order under a 1987 government subcontract. The suit claims total damages of $21 million and unspecified penalties. Management of the Company has denied any wrongdoing and believes the case will be resolved with no material adverse effect on the Company's business, its financial condition or its operating results.


UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at the close of Fiscal 1993 and 1992 were as follows:

                                 Estimated percentage
                                 to be recognized in      Fiscal       Fiscal
                                     Fiscal 1994           1993         1992
                                 ____________________    ________     ________
                                                         (Dollars in millions)

Engineered Power Systems
  Equipment                              60.0%           $  491.5     $  489.4
  Operations and Maintenance             16.3%              269.7        189.6
                                                         ________     ________
                                                            761.2        679.0
Distribution                            100.0%               32.6         24.3
Tactical Vehicle Systems                 21.4%            1,119.5      1,185.2
                                                         ________     ________
Total                                    31.9%           $1,913.3     $1,888.5
                                                         ========     ========

Although no assurance can be given, the Company expects sales of the Engineered Power Systems segment to continue to be weighted in favor of turbine-driven equipment because of the large number of unfilled orders for these units, the number of proposals that are presently outstanding and the current need for additional electrical generating capacity in the United States and in many foreign countries.

Unfilled orders of the Tactical Vehicle Systems segment consists principally of the contracts awarded in October 1991, by the United States Department of the Army, to manufactured medium tactical vehicles (the "Family of Medium Tactical Vehicles" or "FMTV").


CAPITAL EXPENDITURES AND COMMITMENTS

Capital Expenditures By Industry Segment

__________________________________________________________________________________________________
(Dollars in thousands)
                                                     Annual                   Annual
                                         Fiscal      Percent      Fiscal      Percent      Fiscal
                                          1993       Change        1992       Change        1991
__________________________________________________________________________________________________
Engineered Power Systems                $ 14,502      -22%       $ 18,646       +269%     $  5,058
Distribution                               9,302      +67%          5,582       - 21%        7,041
Tactical Vehicle Systems                   6,061      -84%         36,852       +166%       13,859
Corporate Services                           781      -94%         13,985     +6,435%          214
                                        __________________________________________________________

                                        $ 30,646      -59%       $ 75,065       +187%     $ 26,172
                                        ==========================================================

Capital expenditures returned to historical levels during Fiscal 1993 after having increased significantly during Fiscal 1992. The capital expenditures program at the Tactical Vehicle Systems segment and the program to upgrade the Engineered Power Systems existing facilities were both substantially completed during Fiscal 1993. The Corporate Services capital expenditures in Fiscal 1992 consisted primarily of the consolidation of a limited partnership, in which the Company became a majority limited partner. This limited partnership owns the building where the Company's corporate office is located. The Company expects that the level of capital expenditures will moderate during Fiscal 1994.

Cash Dividends

__________________________________________________________________________________________________
(In thousands, except per share data)
                                                     Annual                   Annual
                                         Fiscal      Percent      Fiscal      Percent      Fiscal
                                          1993       Change        1992       Change        1991
__________________________________________________________________________________________________
Amount of Cash Dividends                $  7,563      +22%       $  6,193      +35%       $  4,601
Annual Rate of Cash
Dividends                               $   0.23      +21%       $   0.19      +27%       $   0.15
__________________________________________________________________________________________________

The amount of cash dividends increased 22% and 35% during Fiscal 1993 and 1992, respectively. The amount of cash dividends represented 13%, 14% and 13% of earnings before change in accounting for Fiscal 1993, 1992 and 1991, respectively. Even though substantial dividends were paid, the Company retained sufficient earnings to invest in new plant and equipment for a wide variety of capital expenditure projects, particularly those which increase productivity, and to provide adequate financial resources for internal and external growth opportunities. The Board of Directors of the Company intends to consider the payment of dividends on a quarterly basis, commensurate with the Company's earnings and financial needs.

LIQUIDITY AND SOURCES OF CAPITAL
Cash Provided From Operations

________________________________________________________________________________________________________________
(Dollars in thousands)
                                                                    Annual                  Annual
                                                        Fiscal      Percent     Fiscal      Percent      Fiscal
                                                         1993       Change       1992       Change        1991
________________________________________________________________________________________________________________
Net earnings and accrued postretirement benefits       $ 56,689      +14%      $ 49,777       +39%      $ 35,703
Depreciation and amortization                            21,175      +72%        12,305       +49%         8,273
Deferred income taxes                                       413       N/A        (2,935)       N/A         3,304
                                                       _________________________________________________________
Funds from operations                                    78,277      +32%        59,147       +25%        47,280
Change in net operating assets and liabilities          (86,304)      N/A        17,249        N/A        (9,462)
                                                       _________________________________________________________
Net cash provided by (used in) operating activities    $ (8,027)      N/A      $ 76,396      +102%      $ 37,818
                                                       =========================================================

Funds from operations increased 32% during Fiscal 1993 versus a 25% increase during 1992, reflecting primarily the growth in earnings each year, excluding the adoption of SFAS 106 during Fiscal 1992. The Company's investment in net operating assets and liabilities increased by an amount greater than that provided from operations during Fiscal 1993. The growth in both inventories (see Note 4 to the consolidated financial statements) and contract costs in excess of customer funding (see Note 3 to the consolidated financial statements) were the primary areas of increase in operating assets. The growth in inventories during Fiscal 1993 is comparable to the sales growth rate for Fiscal 1993. Fiscal 1993's increase occurred primarily within the gas turbine product lines and reflects the restoration of inventory to pre-1992 levels. The Fiscal 1993 growth in contract cost in excess of customer funding resulted from the commencement of materials procurement required for higher levels of production at the Tactical Vehicle Systems segment. The Company anticipates that the working capital needs of the Tactical Vehicle Systems segment will increase significantly during Fiscal 1994 as this segment moves from low level production to high level production. Working capital to support the operations of the Company fluctuates significantly depending on the progress payment streams of the contracts in process. The Company regularly bids on commercial and government contracts, which if awarded to the Company, could significantly affect both working capital and capital expenditures needs.

The Company's liquidity was comparable at the end of both Fiscal 1993 and 1992 using several measures of liquidity and leverage. The Company's current ratio (current assets divided by current liabilities) remained somewhat constant at 2.2:1 at the end of both Fiscal 1993 and Fiscal 1992. The long-term debt to equity ratio (long-term debt including the current portion divided by total shareholders' equity) was a modest 20% at the end of Fiscal 1993 and 16% at the end of Fiscal 1992. The Company's interest coverage (earnings before income taxes and interest expense divided by interest expense) was 26.7 times interest for Fiscal 1993 and 17.8 times interest for Fiscal 1992.

The Company had $5 million in short-term borrowings at the end of Fiscal 1993 and no short-term borrowings at the end of Fiscal 1992. Long-term debt increased modestly during Fiscal 1993 and Fiscal 1992 principally due to the timing of customer progress payments for contracts in process and the acquisition of a majority interest in a limited partnership, respectively (see
Note 6 to the consolidated financial statements).

The Company may expand its Distribution and Engineered Power Systems segments by selective acquisition of additional distribution territories and product lines. In the event that such activities or growth in existing operations create a need for working capital or capital expenditures in excess of existing committed lines of credit, the Company may seek to convert uncommitted borrowing arrangements to committed credit facilities, to borrow under other long-term financing sources or to issue additional equity securities. The Company's current credit facilities appear adequate to meet its foreseeable cash requirements.

Item 8. Financial Statements and Supplemental Data.

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Stewart & Stevenson Services, Inc.

We have audited the accompanying consolidated statements of financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 7 and Note 10 to the consolidated financial statements, in Fiscal 1992 the Company changed its method of accounting for postretirement medical benefit costs to conform with Statement of Financial Accounting Standards No. 106 and its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.


Houston, Texas                               Arthur Andersen & Co.
April 21, 1994


Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

______________________________________________________________________________________
(Dollars in thousands)
                                                                  Fiscal       Fiscal
                                                                   1992         1993
______________________________________________________________________________________
ASSETS

Current Assets

  Cash and equivalents                                           $  7,788     $ 21,939
  Accounts and notes receivable, net                              147,292      143,166
  Recoverable costs and accrued profits not yet billed            115,868       56,693
  Inventories                                                     269,605      212,506
  Other                                                               224        1,234
                                                                 ________     ________
    Total Current Assets                                          540,777      435,538

Property, Plant and Equipment, net                                126,473      117,359

Other Assets                                                       25,374       20,451
                                                                 ________     ________
                                                                 $692,624     $573,348
                                                                 ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

  Notes payable                                                  $  5,000     $   -0-
  Accounts payable                                                131,780      128,770
  Accrued payrolls and incentives                                  18,629       16,322
  Billings on uncompleted contracts in incurred costs              31,088       16,984
  Current income taxes                                             27,931       13,850
  Current portion of long-term debt                                 2,219        3,252
  Other accrued liabilities                                        24,539       19,720
                                                                 ________     ________
    Total Current Liabilities                                     241,186      198,898

Long-Term Debt--less current portion                               68,000       44,451

Deferred Income Taxes                                               5,868        5,455

Accrued Postretirement Benefits                                    15,028       15,119

Deferred Compensation                                               3,884        3,757

Shareholders' Equity

  Common Stock, without par value, 50,000,000
  shares authorized; 32,948,885 and 32,785,458
  shares issued at January 31, 1994 and 1993,
  respectively, including 11,820 shares held in
  treasury                                                        160,366      156,593

  Retained earnings                                               198,325      149,108
                                                                 ________     ________
                                                                  358,691      305,701
  Less cost of treasury stock                                         (33)         (33)
                                                                 ________     ________
    Total Shareholders' Equity                                   $358,658     $305,668
                                                                 ________     ________
                                                                 $692,624     $573,348
                                                                 ========     ========

See notes to consolidated financial statements


Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS

____________________________________________________________________________________________________
(In thousands, except per share data)
                                                                   Fiscal       Fiscal       Fiscal
                                                                    1993         1992         1991
____________________________________________________________________________________________________
Sales                                                             $981,892     $812,526     $686,363
Cost of sales                                                      825,914      685,879      569,695
                                                                  ________     ________     ________
Gross profit                                                       155,978      126,647      116,668

Selling and administrative expenses                                 68,331       61,168       60,603
Interest expense                                                     3,313        3,689        6,780
Other income, net                                                     (967)      (2,586)      (2,974)
                                                                  ________     ________     ________
                                                                    70,677       62,271       64,409
                                                                  ________     ________     ________

Earnings before income taxes and accounting change                  85,301       64,376       52,259
Income taxes                                                        27,999       20,597       16,775
                                                                  ________     ________     ________

Earnings of consolidated companies                                  57,302       43,779       35,484
Equity in net earnings (loss) of unconsolidated affiliates            (522)         179          219
                                                                  ________     ________     ________

Earnings before change in accounting                                56,780       43,958       35,703
Cumulative effect of change in accounting for
  postretirement medical benefits, net                                -0-        (9,300)        -0-
                                                                  ________     ________     ________

Net earnings                                                      $ 56,780     $ 34,658     $ 35,703
                                                                  ========     ========     ========

Weighted average number of shares of Common Stock outstanding       32,861       32,560       30,224
                                                                  ========     ========     ========
Earnings per share before change in accounting                    $   1.73     $   1.35     $   1.18
Cumulative effect of change in accounting for
  postretirement medical benefits, per share                          -0-          (.29)        -0-
                                                                  ________     ________     ________
Net earnings per share                                            $   1.73     $   1.06     $   1.18
                                                                  ========     ========     ========

See notes to consolidated financial statements


Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

________________________________________________________________________________________________________
(Dollars in thousands)
                                                          Common      Retained     Treasury
                                                          Stock       Earnings      Stock        Total
________________________________________________________________________________________________________
Balance at end of Fiscal 1990                            $ 92,308     $ 89,703     $    (33)    $181,978

  Net earnings                                                          35,703                    35,703
  Cash dividends                                                        (4,601)                   (4,601)
  Issuance of Common Stock (net of issuance cost)          58,323                                 58,323
  Exercise of stock options                                 1,073                                  1,073
                                                         ________     ________     ________     ________

Balance at end of Fiscal 1991                             151,704      120,805          (33)     272,476

  Net earnings                                                          34,658                    34,658
  Stock dividends                                             162         (162)                     -0-
  Cash dividends                                                        (6,193)                   (6,193)
  Exercise of stock options                                 4,727                                  4,727
                                                         ________     ________     ________     ________

Balance at end of Fiscal 1992                             156,593      149,108          (33)     305,668

  Net earnings                                                          56,780                    56,780
  Cash dividends                                                        (7,563)                   (7,563)
  Exercise of stock options                                 3,773                                  3,773
                                                         ________     ________     ________     ________

Balance at end of Fiscal 1993                            $160,366     $198,325     $    (33)    $358,658
                                                         ========     ========     ========     ========

See notes to consolidated financial statements


Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

________________________________________________________________________________________________________
(Dollars in thousands)
                                                                       Fiscal       Fiscal       Fiscal
                                                                        1993         1992         1991
________________________________________________________________________________________________________
Operating Activities

  Net earnings                                                        $ 56,780     $ 34,658     $ 35,703

  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

    Accrued postretirement benefits                                        (91)      15,119         -0-
    Depreciation and amortization                                       21,175       12,305        8,273
    Deferred income taxes, net                                             413       (2,935)       3,304
    Change in operating assets and liabilities:

      Accounts and notes receivable                                     (4,126)     (22,136)     (20,042)
      Recoverable costs and accrued profits not yet billed             (59,175)      (5,664)      26,557
      Inventories                                                      (57,099)      21,050      (72,287)
      Accounts payable and accrued expenses                             10,136       41,114       35,982
      Billings on uncompleted contracts in excess of incurred costs     14,104       (8,680)      18,086
      Current income taxes                                              14,081        2,083           69
      Other--principally long-term assets and liabilities               (4,225)     (10,518)       2,173
                                                                      ________     ________     ________

Net Cash Provided by (Used in) Operating Activities                     (8,027)      76,396       37,818


Investing Activities

  Expenditures for property, plant and equipment                       (30,646)     (75,065)     (26,172)
  Disposal of property, plant and equipment                                796          377          873
                                                                      ________     ________     ________

    Net Cash Used in Investing Activities                              (29,850)     (74,688)     (25,299)


Financing Activities

  Additions to long-term borrowings                                    192,918      190,000      131,200
  Payments on long-term borrowings                                    (170,402)    (174,818)    (142,264)
  Net borrowings and payments on short-term notes payable                5,000         -0-       (53,013)
  Dividends paid                                                        (7,563)      (6,193)      (4,601)
  Proceeds from issuance of Common Stock                                  -0-          -0-        58,323
  Exercise of stock options                                              3,773        4,727        1,073
                                                                      ________     ________     ________

    Net Cash Provided by (Used in) Financing Activities                 23,726       13,716       (9,282)
                                                                      ________     ________     ________

Increase (decrease) in cash and equivalents                            (14,151)      15,424        3,237

Cash and equivalents, beginning of fiscal year                          21,939        6,515        3,278
                                                                      ________     ________     ________

Cash and equivalents, end of fiscal year                              $  7,788     $ 21,939     $  6,515
                                                                      ========     ========     ========

See notes to consolidated financial statements

Stewart & Stevenson Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1: Summary of Principal Accounting Policies

Fiscal Year: The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1993" commenced on February 1, 1993 and ended on January 31, 1994.

Consolidation: The consolidated financial statements include the accounts of Stewart & Stevenson Services, Inc. and all of its majority-owned subsidiaries. Investments in other partially-owned companies and joint ventures in which ownership ranges from 20 to 50 percent are generally accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

Change in Accounting: During Fiscal 1992, the Company adopted, effective February 1, 1992, Statement of Financial Accounting Standards No. 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions" (SFAS
106)(see Note 7), and No. 109, "Accounting For Income Taxes" (SFAS 109)(see Note
10). In November 1992, the Financial Accounting Standards Board issued SFAS 112, "Employers' Accounting for Postemployment Benefits." The Company plans to adopt SFAS 112 in Fiscal 1994 and does not anticipate the impact will be material to the Company's financial statements.

Cash Equivalents: Interest-bearing deposits and other investments with original maturities of three months or less are considered cash equivalents.

Inventories: Inventories are stated at the lower of cost (using LIFO) or market (determined on the basis of estimated realizable values), less related customer deposits. Inventory costs include material, labor and overhead. The carrying values of these assets approximate their fair values.

Contract Revenues and Costs: Revenue is recognized when a product is shipped or accepted by the customer, except for large gas turbine contracts, where revenue is recognized using the percentage-of-completion method. Substantially all of the revenues of the Tactical Vehicle Systems segment are recognized under the units-of-delivery method, whereby sales and estimated average cost of the units to be produced under the Family of Medium Tactical Vehicle (FMTV) contract are recognized as deliveries are made or accepted. Profits expected to be realized on contracts are based on the Company's estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made.

Depreciable Property: The Company depreciates property, plant and equipment over their estimated useful lives, using accelerated and straight-line methods. Expenditures for property, plant and equipment are capitalized and carried at cost. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense and replacements and betterments are capitalized.

Off-Balance Sheet Risk: The Company enters into forward exchange contracts to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. The Company does not engage in speculation, nor does the Company typically hedge nontransaction-related balance sheet exposure. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. As a result, they do not subject the Company to risk from exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged. The Company's other off-balance sheet risks are not material.

Fair Value of Financial Instruments: The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values. Generally, the Company's notes receivable and payable have interest rates which are tied to current market rates. The Company estimates that the book value of its financial instruments are in the aggregate of market values.

Interest Costs: Interest costs incurred during the construction of major assets for the Company's own use are capitalized, and totalled $228 in Fiscal 1991. No interest was capitalized in Fiscal 1993 or 1992.

Warranty Costs: Expected warranty and performance guarantee costs are accrued as revenue is recorded, based on historical experience and contract terms.

Net Earnings Per Share: Net earnings per share of Common Stock are computed by dividing net earnings by the weighted average number of shares outstanding. Common Stock equivalents (outstanding options to purchase shares of Common Stock) were excluded from the computations as they were insignificant.

Common Stock: On December 18, 1991, the Company completed the public sale of 2,300,000 shares of Common Stock. The gross proceeds and total costs of the
issue were $58,512 and $189, respectively.   Issuance costs are shown as a
reduction of Common Stock. The net proceeds of $58,323 from the issue were used to retire debt until the anticipated expenditures related to the Company's Tactical Vehicle Systems segment were incurred.

Reclassifications: The accompanying consolidated financial statements for Fiscal 1992 and 1991 contain certain reclassifications to conform with the presentation used in Fiscal 1993.


Note 2: Industry Segment Data

The Engineered Power Systems segment includes the designing, packaging, manufacturing and marketing of diesel and gas turbine engine-driven equipment. The Distribution segment includes the marketing of diesel engines, automatic transmissions, material handling equipment, transport refrigeration units and construction equipment and the provision of related parts and service. The Tactical Vehicle Systems segment includes the designing, manufacturing and marketing of tactical vehicles, primarily 2 1/2-ton and 5-ton trucks under contract with the United States Army.

The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

Corporate assets consist primarily of cash equivalents and the assets of a limited partnership, in which the Company is the majority partner, which owns the building where the corporate office is located. Corporate expenses include the litigation expense associated with the Serv-Tech, Inc. lawsuit (see Note 5).


The Company markets its engineered power systems throughout the world and is not dependent upon any single geographic region or single customer. Export sales, including sales to domestic customers for export, for Fiscal 1993, 1992 and 1991
were $237,807, $256,269 and $258,272, respectively.   Export sales in Fiscal
1993 included $113,597 destined for Asia, in Fiscal 1992 included $87,271 destined for South America, and in Fiscal 1991 included $152,217 destined for the Far East.


Financial information relating to industry segments follows:

___________________________________________________________________________________________________________

                                               Operating     Identifiable       Capital
                                   Sales        Profit          Assets        Expenditures     Depreciation
___________________________________________________________________________________________________________
Fiscal 1993

Engineered Power Systems          $602,853     $ 70,292        $396,712         $ 14,502         $  5,330
Distribution                       311,983       20,309         157,696            9,302            5,075
Tactical Vehicle Systems            65,894        2,886         113,917            6,061            9,405
Corporate Services                   1,162          552          24,299              781              926
                                  ________     ________        ________         ________         ________

Total                             $981,892     $ 94,039        $692,624         $ 30,646         $ 20,736
                                  ========     ========        ========         ========         ========

Fiscal 1992

Engineered Power Systems          $508,898     $ 59,578        $311,075         $ 18,646         $  3,267
Distribution                       269,045       12,478         138,359            5,582            5,041
Tactical Vehicle Systems            34,112        1,602          86,351           36,852            3,303
Corporate Services                     471          195          37,563           13,985              468
                                  ________     ________        ________         ________         ________

Total                             $812,526     $ 73,853        $573,348         $ 75,065         $ 12,079
                                  ========     ========        ========         ========         ========

Fiscal 1991

Engineered Power Systems          $400,133     $ 49,597        $312,463         $  5,058         $  3,300
Distribution                       286,230       15,884         130,272            7,041            4,528
Tactical Vehicle Systems              -0-          -0-           26,865           13,859              202
Corporate Services                    -0-          -0-            8,258              214              121
                                  ________     ________        ________         ________         ________

Total                             $686,363     $ 65,481        $477,858         $ 26,172         $  8,151
                                 =========     ========        ========         ========         ========

Reconciliation of Operating profit to Earnings before income taxes and accounting change follows:

_____________________________________________________________________________________________

                                                            Fiscal       Fiscal       Fiscal
                                                             1993         1992         1991
_____________________________________________________________________________________________
Operating profit                                           $ 94,039     $ 73,853     $ 65,481
Corporate expenses                                           (5,425)      (5,819)      (6,501)
Interest expense, net                                        (3,313)      (3,658)      (6,721)
                                                           ________     ________     ________

Earnings before income taxes and accounting change         $ 85,301     $ 64,376     $ 52,259
                                                           ========     ========     ========

Note 3: Recoverable Costs and Accrued Profits Not Yet Billed

Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts in process are as follows:

_______________________________________________________________________________________________

                                                                           Fiscal       Fiscal
                                                                            1993         1992
_______________________________________________________________________________________________
Costs incurred on uncompleted contracts                                   $355,184     $190,670
Accrued profits                                                             33,300       13,117
                                                                          ________     ________

                                                                           388,484      203,787
Less:  Customer progress payments                                         (303,704)    (164,078)
                                                                          ________     ________

                                                                          $ 84,780     $ 39,709
                                                                          ========     ========

Included in the statements of financial position:
  Recoverable costs and accrued profits not yet billed                    $115,868     $ 56,693
  Billings on uncompleted contracts in excess of incurred costs            (31,088)     (16,984)
                                                                          ________     ________

                                                                          $ 84,780     $ 39,709
                                                                          ========     ========

Recoverable costs and accrued profits related to the Tactical Vehicle Systems segment include direct costs of manufacturing and engineering, and allocable overhead costs. Generally, overhead costs include general and administrative expenses allowable in accordance with the United States Government contract cost principles and are charged to cost of goods sold at the time revenue is recognized. General and administrative costs remaining in recoverable costs and accrued profits not yet billed amounted to $17,852 and $9,585 at January 31,
1994 and 1993, respectively.   The Company's total general and administrative
expense incurred amounted to $79,290, $70,075 and $62,915 in Fiscal 1993, 1992 and 1991, respectively.

The United States Government has a security interest in unbilled amounts associated with contracts that provide for progress payments.

In accordance with industry practice, recoverable costs and accrued profits include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year.


Note 4: Inventories

Summarized below are the components of inventories:

______________________________________________________________________

                                                  Fiscal       Fiscal
                                                   1993         1992
______________________________________________________________________
Engineered Power Systems                         $218,358     $185,338
Customer deposits                                  (1,178)      (6,827)
                                                 ________     ________

  Total Engineered Power Systems                  217,180      178,511

Distribution                                       98,885       76,463
Excess of current cost over LIFO values           (46,460)     (42,468)
                                                 ________     ________

  Total Inventories                              $269,605     $212,506
                                                 ========     ========

The Company's inventory classifications correspond to its industry segments. As a custom packager of power systems to customer specifications, the Engineered Power Systems segment's inventory consists primarily of work-in-process which includes purchased and manufactured components in various stages of assembly. The Engineered Power Systems segment's inventory includes approximately $14,271 of costs on a certain U. S. Government contract in excess of contractual authorization which will be billable upon either contractual amendment or approval of claims increasing contract funding. Management's position, supported by outside legal counsel which specializes in government procurement law, is that the Company will recover a substantial portion of the amount claimed, which significantly exceeds the inventory carrying value. The Distribution segment's inventory consists primarily of industrial equipment, equipment under modification and parts held in the Company's distribution network for resale. The Tactical Vehicle Systems segment's inventory is purchased solely for the production of the FMTV and, accordingly, is recorded as recoverable costs and accrued profits not yet billed.

During Fiscal 1992, certain inventories were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior fiscal years as compared with the cost of Fiscal 1992 purchases, the effect of which increased pre-tax earnings in Fiscal 1992 by approximately $204.


Note 5: Commitments and Contingencies

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled $73,189 at the close of Fiscal 1993.

On April 27, 1994, the Fourteenth Court of Appeals of the State of Texas reversed a $17.5 million judgment against the Company in a case filed by Serv-Tech, Inc. of Houston, Texas. In the opinion of management, any future action in connection with this lawsuit will not have a material impact on the Company's financial position or results of operations.

The Company has been advised that on January 5, 1993, a former consultant of the Company filed a suit for himself and the United States of America alleging that the Company supplied false information in violation of the False Claims Act (the "Act"), engaged in common law fraud and misapplied costs incurred in connection with a change order under a 1987 government subcontract. Under the provisions of the Act, the suit has not been served upon the Company pending an investigation of the case by the U. S. Department of Justice and a determination as to whether the Department of Justice will intervene and pursue the matter on behalf of the United States. The suit alleges damages of $21 million plus unspecified penalties. The Company has denied any wrongdoing in connection with the pricing of the change order and believes that the case will be resolved, if served on the Company, without any material effect on the financial position, net worth or results of operations of the Company.

The Company is a defendant in a number of other lawsuits of the type normally associated with the Company's business and involving claims for damages. Management is of the opinion that such lawsuits will not result in any material liability to the Company.

In connection with the sale of gas turbine engine-driven equipment and the execution of an operating and maintenance contract, the Company has entered into an agreement with a bank under which the Company will repurchase a power plant in the event that the owner defaults in the repayment of the loan secured by the power plant. The repurchase obligation runs for seven years from the date of commercial operation of the power plant and specifies a repurchase price not to exceed $29 million.

The Company leases certain property and equipment under lease arrangements of varying terms. Annual rentals under terms of noncancelable leases are less than 1% of consolidated revenue.


Note 6: Debt Arrangements

The Company has informal borrowing arrangements with banks which may be withdrawn at the banks' option. Borrowings under these credit arrangements are unsecured, are due within 90 days and bear interest at varying bid and negotiated rates. On January 31, 1994, the amount outstanding under these arrangements was $5,000, with an interest rate of 3.39%.

Long-Term Debt, which is generally unsecured, consisted of the following:

_______________________________________________________________________________________

                                                                   Fiscal       Fiscal
                                                                    1993         1992
_______________________________________________________________________________________
Notes payable to insurance companies:
  -10.20%, principal due $1,000 annually to 1998                  $  5,000     $  6,000
  -10.25%, principal retired in 1993                                  -0-         1,417
  -Installment note, 10.20%, due monthly to 1994                       451        1,286

Debt of consolidated limited partnership:
  -note payable to a bank, principal due monthly
   commencing January 1, 1995 with a final maturity
   date of January 1, 1998 (see note below)                          9,000        9,000

Revolving credit notes payable to banks (see note below)            55,000       30,000
Other                                                                  768         -0-
                                                                  ________     ________

                                                                    70,219       47,703
Less current portion                                                (2,219)      (3,252)
                                                                  ________     ________

Long-term Debt -- less current portion                            $ 68,000     $ 44,451
                                                                  ========     ========

The Company has commitments of $55,000 from banks under revolving credit notes (subject to reduction at the Company's election) which mature on July 31, 1995, all of which was used at the end of Fiscal 1993. A commitment fee at the rate of 1/4 of 1% is paid on the daily average unused balance during the revolving period. Borrowings outstanding under the revolving credit notes bear interest at various options, the maximum rate being the prime rate. In Fiscal 1992, the Company entered into an interest rate swap agreement, which expires in Fiscal 1995, that presently converts $20,000 of floating rate debt into fixed rate debt with an interest rate of 4.28%. The net interest paid or received is included in interest expense.

The Company's unsecured long-term debt was issued pursuant to agreements containing covenants which impose working capital requirements on the Company and designated subsidiaries and restrict indebtedness, guarantees, rentals, dividends and other items. At the close of Fiscal 1993, approximately $94,715 of retained earnings were available for payment of dividends under the most restrictive covenant.

As a result of the acquisition of a majority interest in a partnership in which the Company is a limited partner, the Company's Consolidated Statements of Financial Position include the debt of this partnership, which owns the building where the Company's corporate office is located. Such debt is solely the obligation of the partnership and is secured by the office building and garage. Interest is payable in monthly installments at various rates, the maximum rate being 9%.

Interest paid on both long-term and short-term debt during Fiscal 1993, 1992 and 1991 was $3,425, $3,707 and $6,921, respectively. The Company anticipates long-term revolving lines of credit will be available when the current revolving credit notes become due in 1995. The amounts of long-term debt which will become due during Fiscal 1994 through 1998, are approximately: 1994--$2,219; 1995--$56,108; 1996--$1,100; 1997--$9,792 and 1998--$1,000.


Note 7: Postretirement Medical Plan

The Company has a postretirement medical plan which covers most of its employees and provides for the payment of medical costs of eligible employees and
dependents upon retirement.   Effective February 1, 1992, the Company adopted
SFAS 106 and changed its method of accounting for such costs to the accrual basis of accounting instead of expensing these costs when paid as had been the generally accepted method. The Company elected to record the previously unrecognized prior service cost of such benefits on the immediate recognition basis resulting in a cumulative charge to Fiscal 1992 earnings of $9,300, or $0.29 per share, after a deferred tax benefit of $4,790. Postretirement medical benefit costs for Fiscal 1993 and Fiscal 1992 consisted of the following:

____________________________________________________________________________________________________

                                                                                Fiscal       Fiscal
                                                                                 1993         1992
____________________________________________________________________________________________________
Service costs - benefits attributed to service during the period               $    377     $    466
Interest cost on accumulated postretirement medical benefit obligation              768        1,105
Amortization of prior service costs                                                (618)        -0-
                                                                               ________     ________

Net postretirement medical benefit costs                                       $    527     $  1,571
                                                                               ========     ========

The amount paid in Fiscal 1991 for postretirement medical benefit costs was $332.

The Company's postretirement medical plan currently is not funded. The Company expects to continue financing postretirement medical costs as covered claims are incurred. The status of the plan at January 31, 1994 and 1993 was as follows:

_________________________________________________________________________________________

                                                              January 31,     January 31,
                                                                 1994            1993
_________________________________________________________________________________________
Accumulated postretirement medical benefit obligation

Retirees                                                       $  6,201        $  5,561
Employees eligible to retire                                      2,561           5,436
Employees not eligible to retire                                  1,419           4,122
                                                               ________        ________

                                                                 10,181          15,119

Unrecognized prior service cost                                   5,954            -0-
Unrecognized net losses                                          (1,107)           -0-
                                                               ________        ________

                                                               $ 15,028        $ 15,119
                                                               ========        ========

Postretirement medical benefit amounts were determined by applying health care costs trend rates of 10.5 to 13.0 percent for Fiscal 1993 and 11.0 to 14.0 percent for Fiscal 1992, gradually decreasing to 6.0 percent by 2010 to gross eligible medical claims, and using a discount rate of 7.75 percent for Fiscal 1993 and 8 percent for Fiscal 1992. Changing the health care cost trend rates by one percentage point would change the accumulated postretirement medical benefit obligation at January 31, 1994 by approximately $863 and would change postretirement medical benefit costs by approximately $102.

The Company made plan modifications during the fourth quarter of Fiscal 1992. The plan was amended for employees that retire on or after February 1, 1993, to modify the attribution period and the cost sharing provisions of the plan.


Note 8: Employee Pension and Other Benefit Plans

The Company has a noncontributory, defined benefit pension plan covering substantially all of its full-time employees. The benefits are based on years of service, limited to 45 years, and the employee's highest consecutive five-year average compensation out of the last ten years of employment. The Company funds pension costs in conformity with the funding requirements of applicable government regulations.

The following table sets forth the plan's funded status and amounts recognized in the Company's statements of financial position:

_________________________________________________________________________________________

                                                                     Fiscal       Fiscal
                                                                      1993         1992
_________________________________________________________________________________________
Actuarial present value of benefit obligations:

  Accumulated benefit obligation, including vested benefits
  of $33,051 in 1993 and $26,124 in 1992                            $ 34,714     $ 27,284
                                                                    ========     ========
  Projected benefit obligation for service rendered to date         $(44,421)    $(38,785)

  Plan assets at fair value, primarily publicly traded stocks and bonds,including 120,956 shares of the Company's
  Common Stock at the end of Fiscal 1993 and 1992                     56,099       52,759
                                                                    ________     ________

Plan assets in excess of projected benefit obligations                11,678       13,974

Unrecognized net gain from past experience different
  from that assumed                                                   (4,020)      (6,462)

Unrecognized net asset at February 1, 1985 being amortized
  over the average remaining service period                             (194)        (844)
                                                                    ________     ________

Prepaid pension cost included in Other Assets                       $  7,464     $  6,668
                                                                    ========     ========

Net pension credit for Fiscal 1993, 1992 and 1991 included the following components:

___________________________________________________________________________________________

                                                          Fiscal       Fiscal       Fiscal
                                                           1993         1992         1991
___________________________________________________________________________________________

Service cost -- benefits earned during the year          $  2,012     $  1,735     $  1,645
Interest cost on projected benefit obligation               3,108        3,126        2,837
Actual return on plan assets                               (4,883)      (4,550)      (8,405)
Amortization of unrecognized net gain                        (493)        (810)        (324)
Net amortization and deferrals                               (540)        (847)       3,840
                                                         ________     ________     ________

Net periodic pension credit                              $   (796)    $ (1,346)    $   (407)
                                                         ========     ========     ========

The assumptions used in Fiscal 1993 and 1992 were as follows:

_____________________________________________________________________________

                                                 Fiscal            Fiscal
                                                  1993              1992
_____________________________________________________________________________
Discount Rate                                 7.75%             9.00%
Long-term rate of return on                   9.50%            10.00%
Rate of increase in graduated salary          4.50 - 5.00%      6.00 - 12.00%

On April 10, 1990, the Company adopted an unfunded defined benefit retirement plan for non-employee directors which provides for payments upon retirement, death, or disability. Retirement expense for this plan in Fiscal 1993, 1992 and 1991, respectively, was $164, $71, and $66.

During Fiscal 1993, the Company adopted an unfunded supplemental retirement plan for certain corporate officers. Retirement expense for the plan in Fiscal 1993 was $290. Prior service cost not yet recognized in periodic pension cost at January 31, 1994 was $1,208.

In January 1994, the Company adopted an employee savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may contribute up to 15% of their pre-tax salary, but not more than statutory limits. The Company contributes twenty five cents for each dollar contributed by a participant, subject to certain limitations. The Company's matching contribution to the savings plan was $13 in Fiscal 1993. Under a nonqualified deferred compensation plan for certain employees, a portion of eligible employees' discretionary income can be deferred at the election of the employee. These deferred funds accrue interest payable to the employee at the prime rate in effect at the end of the year.


Note 9: Stock Options

The Stewart & Stevenson Services, Inc. 1988 and 1993 Nonstatutory Stock Option Plans authorize the grant of options to purchase an aggregate of up to 1,800,000 and 300,000 shares of Common Stock respectively, at not less than fair market value at the date of grant. The options expire five to ten years from the date of grant and become exercisable in four 25% cumulative annual increments commencing one year from date of grant. Under the terms of the 1993 Nonstatutory Stock Option Plan, the number of options authorized for grant increased from 300,000 to 415,000 shares of Common Stock on February 1, 1994.

Stock option activity under the plan was as follows:

___________________________________________________________________________

                                             Shares        Option Price
                                             under            Range
                                             Option         Per Share
___________________________________________________________________________
Outstanding at end of Fiscal 1990           627,988       $ 4.75 - $ 13.125
Granted                                     354,000           $ 18.75
Exercised                                  (234,588)      $ 4.75 - $ 13.125
                                           ________

Outstanding at end of Fiscal 1991           747,400       $ 4.75 - $ 18.75
Granted                                      58,800           $ 27.75
Exercised                                  (335,000)      $ 4.75 - $ 18.75
                                           ________

Outstanding at end of Fiscal 1992           471,200       $ 4.75 - $ 27.75
Granted                                     178,000           $ 32.625
Exercised                                  (171,100)      $ 4.75 - $ 27.75
                                           ________

Outstanding at end of Fiscal 1993           478,100     $ 13.125 - $ 32.625
                                           ========

Options exercisable at end of Fiscal 1993    79,000     $ 13.125 - $ 27.75
                                           ========

Options available for future grants         692,800
                                           ========

Note 10: Income Taxes

Effective February 1, 1992, the Company adopted the method of accounting for income taxes promulgated by SFAS 109. The Company had previously accounted for income taxes under the method promulgated by Statement of Financial Accounting Standards No. 96 (SFAS 96). Under both SFAS 109 and SFAS 96, the deferred tax liability is determined under the liability method based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted statutory tax rates and deferred tax expense is the result of changes in the net liability for deferred taxes. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation, pension accounting, contract accounting, and nondeductible accruals. Adoption of SFAS 109 did not have a material effect on Fiscal 1992 earnings before the change in accounting for SFAS 106.

The components of the income tax provision and the income tax payments were:

___________________________________________________________________________________

                                                  Fiscal       Fiscal       Fiscal
                                                   1993         1992         1991
___________________________________________________________________________________
Current                                          $ 10,454     $ 17,917     $ 16,215
Deferred                                           17,545        2,680          560
                                                 ________     ________     ________

Income tax provision                             $ 27,999     $ 20,597     $ 16,775
                                                 ========     ========     ========

Income tax payments (excluding refunds)          $ 11,965     $ 13,667     $ 15,761
                                                 ========     ========     ========

A reconciliation between the provision for income taxes and income taxes computed by applying the statutory U. S. Federal income tax rates of 35% in Fiscal 1993 and 34% in Fiscal 1992 and 1991 follows:

________________________________________________________________________

                                       Fiscal       Fiscal       Fiscal
                                        1993         1992         1991
________________________________________________________________________
Provision at statutory rates          $ 29,856     $ 21,888     $ 17,712
Other                                   (1,857)      (1,291)        (937)
                                      ________     ________     ________

                                      $ 27,999     $ 20,597     $ 16,775
                                      ========     ========     ========

The tax effects of the significant temporary differences which comprise the deferred tax liability at the end of Fiscal 1993 and Fiscal 1992 are as follows:

____________________________________________________________________________

                                                        Fiscal       Fiscal
                                                         1993         1992
____________________________________________________________________________
Deferred Tax Assets
  Postretirement benefit obligation                    $  5,260     $  5,140
  Accrued expenses and other                             11,426        8,650
  Other                                                   1,316          148
                                                       ________     ________

    Gross deferred tax assets                            18,002       13,938
                                                       ________     ________

Deferred Tax Liabilities
  Property, plant and equipment                           4,027        2,458
  Pension accounting                                      2,412        2,161
  Contract accounting                                    27,533       22,313
  Prepaid expenses and deferred                          16,997        6,144
  Other                                                   7,359        3,642
                                                       ________     ________

    Gross deferred tax liabilities                       58,328       36,718
                                                       ________     ________

Net deferred tax liability                             $ 40,326     $ 22,780
                                                       ========     ========

Current portion of deferred tax liability              $ 34,458     $ 17,325
Non-current portion of deferred tax liability             5,868        5,455
                                                       ________     ________

Net deferred tax liability                             $ 40,326     $ 22,780
                                                       ========     ========

Note 11: Supplemental Financial Data

Receivables consist of the following:

______________________________________________________________

                                          Fiscal       Fiscal
                                           1993         1992
______________________________________________________________
Accounts receivable                      $145,433     $141,484
Notes receivable                            3,576        3,430
Allowance for doubtful accounts            (1,717)      (1,748)
                                         ________     ________

                                         $147,292     $143,166
                                         ========     ========

At January 31, 1994, the Company does not have significant credit risk concentrations. No single group or customer represents greater than 10% of total accounts receivable.

Components of property, plant and equipment follow:

____________________________________________________________________________________

                                                              Fiscal        Fiscal
                                                               1993          1992
____________________________________________________________________________________
Machinery and equipment                                      $107,405       $ 91,359
Buildings and leasehold improvements                           76,533         69,564
Revenue earning assets                                         10,154          9,145
Accumulated depreciation and amortization                     (82,188)       (63,338)
                                                             ________       ________
                                                              111,904        106,730

Construction-in-progress                                        2,050            974
Land                                                           12,519          9,655
                                                             ________       ________

                                                             $126,473       $117,359
                                                             ========       ========

Note 12: Consolidated Quarterly Data (unaudited)

_____________________________________________________________________________________________________
(Dollars in thousands, except per share data)
                                                                         Fiscal 1993
_____________________________________________________________________________________________________
                                                       Fourth        Third       Second        First
                                                       Quarter      Quarter      Quarter      Quarter
_____________________________________________________________________________________________________
Sales                                                 $244,662     $259,141     $257,936     $220,153
Gross profit                                            43,399       40,867       38,024       33,688
Net earnings                                            16,831       14,068       13,789       12,092
Net earnings per share                                     .51          .43          .42          .37

                                                                         Fiscal 1992
_____________________________________________________________________________________________________

                                                       Fourth        Third       Second        First
                                                       Quarter      Quarter      Quarter      Quarter
_____________________________________________________________________________________________________
Sales                                                 $222,732     $208,260     $199,977     $181,917
Gross profit                                            33,569       33,899       31,459       27,720
Earnings before change in accounting                    13,096       11,503       10,456        8,903
Net earnings (loss)<F1>                                 13,096       11,503       10,456         (397)
Earnings per share before change in accounting             .40          .35          .32          .28
Net earnings (loss) per share <F1>                         .40          .35          .32         (.01)

<F1> The net loss reported during the first quarter of Fiscal 1992 is after the change in accounting for postretirement medical benefits.  The effect of the change in accounting was to decrease net earnings and net earnings per share by $9,470 and $.29, $170 and $.01, and $183 and $.01 for the first, second and third quarters of Fiscal 1992, respectively.

Item 9. Changes in and Disagreements With Accountants on With Accountants on Accounting and Financial Disclosure.

None.


PART III

In accordance with General Instruction G(3) to Form 10-K, Items 10 through 13 have been omitted since the Company will file with the Commission a definitive proxy statement complying with Regulation 14A involving the election of directors not later than 120 days after the close of its fiscal year. Such information is incorporated herein by reference.

                                 CROSS REFERENCE

Form 10-K Item Number and Caption                  Caption in Definitive
                                                       Proxy Statement
________________________________________________________________________________

Item 10.  Directors and Executive
          Officers of the Registrant  . . . .       Election of Directors

Item 11.  Executive Compensation  . . . . . .       Executive Compensation

Item 12.  Security Ownership of
          Certain Beneficial Owners
          and Management  . . . . . . . . . .       Voting Securities and
                                                    Ownership Thereof by Certain
                                                    Beneficial Owners and
                                                    Management
Item 13.  Certain Relationships
          and Related Transactions  . . . . .       Election of Directors


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)1. The following financial statements for Stewart & Stevenson Services, Inc. are filed as a part of this report:

      Consolidated Statements of Financial Position--January 31, 1994 and 1993.

      Consolidated Statements of Earnings--Years ended January 31, 1994, 1993 and 1992.

      Consolidated Statements of Shareholders' Equity--Years ended January 31,
        1994, 1993 and 1992.

      Consolidated Statements of Cash Flows--Years ended January 31, 1994,
        1993 and 1992.

      Notes to Consolidated Financial Statements.

   2. The following financial statement schedule for Stewart & Stevenson Services, Inc. and Subsidiaries is filed as a part of this report:

      IX -- Short-term Borrowings.

      Schedules other than Schedule IX are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

   3. The following exhibits are filed as a part of this report pursuant to
      Item 601 of Regulation S-K.

       3.1 Second Restated Articles of Incorporation of Stewart & Stevenson Services, Inc., effective as of April 20, 1992.

       3.2 Third Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of December 8, 1992.

      10.1 Lease Agreement effective April 1, 1990, between Joe Manning, Jr. and C.E. Ames, as Lessors, and the Company, as Lessee.

      10.2 Lease Agreement effective January 1, 1991, between Joe Manning, Jr., as Lessor, and the Company, as Lessee.

      10.3 Lease Agreement effective January 1, 1988, between Miles McInnes and Faye Manning Tosch, as Lessors, and the Company, as Lessee.

      10.4 Lease Agreement effective March 1, 1986, between Joe Manning, Jr. and Joe Manning, IV, as Lessors, and the Company, as Lessee.

      10.5 Distributor Sales and Service Agreement effective January 1, 1993, between the Company and Detroit Diesel Corporation.

      10.6 Contract Number DAAE07-92-R001 dated October 11, 1991 between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U. S. Army Tank-Automotive Command, as modified.

      10.7 Contract Number DAAE07-92-R002 dated October 15, 1991 between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U. S. Army Tank-Automotive Command, as modified.

      10.8 Stewart & Stevenson Services, Inc. Deferred Compensation Plan dated as of December 31, 1979.

      10.9 Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option
           Plan.

     10.10 Amendment No. 1 to Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan, dated September 11, 1990.

     10.11 Stewart & Stevenson Services, Inc. Supplemental Executive Retirement Plan

      22.1 List of Subsidiaries

      24.1 Consent of Arthur Andersen & Co., Independent Public Accountants.

(b) Reports on Form 8-K.--No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES



Board of Directors and Shareholders
Stewart & Stevenson Services, Inc.


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Stewart & Stevenson Services, Inc. included in this Form 10-K, and have issued our report thereon dated April 21, 1994. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14a(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN & CO.

Houston, Texas
April 21, 1994

                                            SCHEDULE IX--SHORT-TERM BORROWINGS

                                    STEWART & STEVENSON SERVICES, INC. & SUBSIDIARIES

                                             Three Years Ended January 31, 1994
                                                  (Dollars in Thousands)

________________________________________________________________________________________________________________
Column A                        Column B         Column C         Column D         Column E         Column F
________________________________________________________________________________________________________________

                                                                  Maximum          Average          Average
Category of                                      Weighted         amount           amount           interest
aggregate                       Balance          average          outstanding      outstanding      rate
short-term                      at end of        interest         during the       during the       during
borrowings<F1>                  period           rate             period<F2>       period<F3>       period<F4>
____________                    ____________     ____________     ____________     ____________     ____________
Fiscal 1991
     GMAC                       $  -0-           .00%             $  1,296         $    111         10.40%
     Banks (unsecured)             -0-           .00                72,500            3,826          6.40
     Banks (secured)               -0-           .00                   329              106          8.85

Fiscal 1992
     Banks (unsecured)          $  -0-           .00%             $ 36,000         $  1,292          4.04%

Fiscal 1993
     Banks (unsecured)          $ 5,000          3.39%            $ 50,000         $ 19,250          3.52%

<F1> GMAC--Notes payable to General Motors Acceptance Corporation generally at prime plus 1% or non-interest bearing for 90 days on certain products secured by new General Motors diesel engines and other equipment included in inventory. The notes are due in specified installments at twelve, fifteen and eighteen months or upon sale of the secured inventory.

     Banks--Unsecured: Borrowings under credit arrangements which are due within 90 days. Secured: Notes payable of the Company's finance subsidiary which pledges notes receivable and certain other assets for borrowings outstanding.

<F2> At any month end.

<F3> Total of month end outstanding balances divided by 12.

<F4> Stated interest rates of interest bearing notes applied to month end outstanding balances divided by weighted average short-term debt outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of April, 1994.

STEWART & STEVENSON SERVICES, INC.


By: /s/ Bob H. O'Neal
Bob H. O'Neal
President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of April, 1994.


/s/ Bob H. O'Neal                               /s/ Robert L. Hargrave
Bob H. O'Neal                                   Robert L. Hargrave
Director and Principal                          Director, Principal
Executive Officer                               Financial Officer and
                                                Principal Accounting Officer

/s/ C. Jim Stewart II                           /s/ J. Carsey  Manning
C. Jim Stewart II                               J. Carsey Manning
Director                                        Director


/s/ Donald E. Stevenson                         /s/ Robert H. Parsley
Donald E. Stevenson                             Robert H. Parsley
Director                                        Director


/s/ Jack W. Lander, Jr.                         /s/ Jack T.  Currie
Jack W. Lander, Jr.                             Jack T. Currie
Director                                        Director


/s/ James H. Elder, Jr.                         ______________________
James H. Elder, Jr.                             Robert S. Sullivan
Director                                        Director


/s/ Donald J. Atwood
Donald J. Atwood
Director


EXHIBIT INDEX

                                                     Filed with             Incorporated by Reference
Exhibit Number and Description                       this report         Form       Date       File No.     Exhibit
______________________________                       ___________         ____     ________     ________     _______
 3.1   Second Restated Articles of Incorporation,
       effective as of April 20, 1992.                    *

 3.2   Third Restated Bylaws, effective as
       December 8, 1992.                                  *

10.1   Lease Agreement effective April 1, 1990,
       between Joe Manning, Jr. and C. E. Ames,
       as Lessors, and the Company, as Lessee.            *

10.2   Lease Agreement effective January 1,
       1991, between Joe Manning, Jr., as Lessor,
       and the Company, as Lessee.                        *

10.3   Lease Agreement effective January 1, 1988,
       between, Miles McInnes and Faye Manning Tosch,
       as Lessor, and the Company, as Lessee.             *

10.4   Lease Agreement effective March 1,
       1986, between Joe Manning, Jr. and Joe
       Manning, IV, as Lessors, and the Company,
       as Lessee.                                         *

10.5   Distributor Sales and Service Agreement
       effective January 1, 1993, between the
       Company and Detroit Diesel Corporation.                           10-K     01/31/93      0-8493       10.1

10.6   Contract Number DAAE07-92-R001 dated
       October 11, 1991 between Stewart &
       Stevenson Services, Inc. and the United
       States Department of Defense, U.S. Army
       Tank - Automotive Command, as modified.                            S-3     12/28/91     33-44149      28.1

10.7   Contract Number DAAE07-92-R002 dated
       October 15, 1991 between Stewart &
       Stevenson Services, Inc. and the United
       States Department of Defense, U.S. Army
       Tank - Automotive Command, as modified.                            S-3     12/28/91     33-44149      28.2

10.8   Stewart & Stevenson Services, Inc.
       Deferred Compensation Plan dated
       as of December 31, 1979.                           *

10.9   Stewart & Stevenson Services, Inc.
       1988 Nonstatutory Stock Option Plan.               *

10.10  Amendment No. 1 to Stewart & Stevenson
       Services, Inc. 1988 Non-Statutory Stock
       Option Plan; dated September 11, 1990.             *

10.11  Stewart & Stevenson Services, Inc.
       Supplemental Executive Retirement Plan             *

22.1   List of subsidiaries.                              *

24.1    Consent of Arthur Andersen & Co.,
        Independent Public Accountants.                   *