Form 10-K/A
period 1994-01-31
STEWART & STEVENSON SERVICES INC
filed 1994-05-06
CIK 94328

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________

                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1994 ("Fiscal 1993") or

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


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

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

                                       Fiscal                             Fiscal
                                        1993                               1992
                           ______________________________     ______________________________
                            High       Low       Dividend      High       Low       Dividend
                           ______     ______     ________     ______     ______     ________

First Quarter              38 1/2     28           0.05       30         22 5/8       0.04
Second Quarter             46 3/4     35 3/4       0.06       30 1/4     22           0.05
Third Quarter              51 3/4     42 1/2       0.06       32 3/4     26 1/4       0.05
Fourth Quarter             53 3/4     44 1/4       0.06       37 3/4     29 3/4       0.05


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
__________________________________________________________________________________________________
Amount of Cash Dividends                $  7,563      +22%       $  6,193      +35%       $  4,601
Annual Rate of Cash
  Dividends per share                   $   0.23      +21%       $   0.19      +27%       $   0.15
__________________________________________________________________________________________________

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


Houston, Texas                               Arthur Andersen & Co.
April 21, 1994


Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

______________________________________________________________________________________
(Dollars in thousands)
                                                                  Fiscal       Fiscal
                                                                   1993         1992
______________________________________________________________________________________
ASSETS

Current Assets

  Cash and equivalents                                           $  7,788     $ 21,939
  Accounts and notes receivable, net                              147,292      143,166
  Recoverable costs and accrued profits not yet billed            115,868       56,693
  Inventories                                                     269,605      212,506
  Other                                                               224        1,234
                                                                 ________     ________
    Total Current Assets                                          540,777      435,538

Property, Plant and Equipment, net                                126,473      117,359

Other Assets                                                       25,374       20,451
                                                                 ________     ________
                                                                 $692,624     $573,348
                                                                 ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

  Notes payable                                                  $  5,000     $   -0-
  Accounts payable                                                131,780      128,770
  Accrued payrolls and incentives                                  18,629       16,322
  Billings on uncompleted contracts in excess of incurred costs    31,088       16,984
  Current income taxes                                             27,931       13,850
  Current portion of long-term debt                                 2,219        3,252
  Other accrued liabilities                                        24,539       19,720
                                                                 ________     ________
    Total Current Liabilities                                     241,186      198,898

Long-Term Debt--less current portion                               68,000       44,451

Deferred Income Taxes                                               5,868        5,455

Accrued Postretirement Benefits                                    15,028       15,119

Deferred Compensation                                               3,884        3,757

Shareholders' Equity

  Common Stock, without par value, 50,000,000
  shares authorized; 32,948,885 and 32,785,458
  shares issued at January 31, 1994 and 1993,
  respectively, including 11,820 shares held in
  treasury                                                        160,366      156,593

  Retained earnings                                               198,325      149,108
                                                                 ________     ________
                                                                  358,691      305,701
  Less cost of treasury stock                                         (33)         (33)
                                                                 ________     ________
    Total Shareholders' Equity                                    358,658      305,668
                                                                 ________     ________
                                                                 $692,624     $573,348
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

Contract Revenues and Costs: Revenue is recognized when a product is shipped or accepted by the customer, except for large gas turbine contracts, where revenue is recognized using the percentage-of-completion method. Substantially all of the revenues of the Tactical Vehicle Systems segment are recognized under the units-of-delivery method, whereby sales and estimated average cost of the units to be produced under the Family of Medium Tactical Vehicle (FMTV) contract are recognized as units are substantialy completed. Profits expected to be realized on contracts are based on the Company's estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made.

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

In connection with the sale of gas turbine engine-driven equipment and the execution of an operating and maintenance contract, the Company has entered into an agreement with a bank under which the Company will repurchase a power plant in the event that the owner defaults in the repayment of the loan secured by the power plant. The repurchase obligation runs for eight years from the date of commercial operation of the power plant and specifies a repurchase price not to exceed $29 million.

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
                                                         ========     ========     ========

The assumptions used in Fiscal 1993 and 1992 were as follows:

_____________________________________________________________________________

                                                 Fiscal            Fiscal
                                                  1993              1992
_____________________________________________________________________________
Discount Rate                                 7.75%             9.00%
Long-term rate of return on assets            9.50%            10.00%
Rate of increase in graduated salary          4.50 - 5.00%      6.00 - 12.00%

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
                                      ========     ========     ========

The tax effects of the significant temporary differences which comprise the deferred tax liability at the end of Fiscal 1993 and Fiscal 1992 are as follows:

____________________________________________________________________________

                                                        Fiscal       Fiscal
                                                         1993         1992
____________________________________________________________________________
Deferred Tax Assets
  Postretirement benefit obligation                    $  5,260     $  5,140
  Accrued expenses and other reserves                    11,426        8,650
  Other                                                   1,316          148
                                                       ________     ________

    Gross deferred tax assets                            18,002       13,938
                                                       ________     ________

Deferred Tax Liabilities
  Property, plant and equipment                           4,027        2,458
  Pension accounting                                      2,412        2,161
  Contract accounting                                    27,533       22,313
  Prepaid expenses and deferred charges                  16,997        6,144
  Other                                                   7,359        3,642
                                                       ________     ________

    Gross deferred tax liabilities                       58,328       36,718
                                                       ________     ________

Net deferred tax liability                             $ 40,326     $ 22,780
                                                       ========     ========

Current portion of deferred tax liability              $ 34,458     $ 17,325
Non-current portion of deferred tax liability             5,868        5,455
                                                       ________     ________

Net deferred tax liability                             $ 40,326     $ 22,780
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May, 1994.

STEWART & STEVENSON SERVICES, INC.


By: /s/ Bob H. O'Neal
Bob H. O'Neal
President