Form 10-Q
period 1994-04-30
STEWART & STEVENSON SERVICES INC
filed 1994-06-03
CIK 94328

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549



                [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended  April 30, 1994

                                          OR

                 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to _________

                             Commission file number 0-8493

                         STEWART & STEVENSON SERVICES, INC.
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


                                     (713) 868-7700
                  (Registrant's telephone number including area code)



                                      not applicable
                  (Former name, former address and former fiscal year,
                              if changed since last report)



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


Common Stock, Without Par Value                       32,945,190 Shares
         (Class)                               (Outstanding at April 30, 1994)



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position -- April 30, 1994 and
   January 31, 1994.

Consolidated Condensed Statement of Earnings -- Three Months Ended April 30,
   1994 and 1993.

Consolidated Condensed Statement of Cash Flows -- Three Months Ended April 30,
   1994 and 1993.

Notes to Consolidated Condensed Financial Statements.


STEWART & STEVENSON SERVICES, INC.

CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands)
                                                                       April 30       January 31
                                                                         1994            1994
                                                                      ___________     ___________
                                                                      (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and equivalents                                               $   2,408        $  7,788
  Accounts and notes receivable                                        167,798         147,292
  Recoverable costs and accrued profits
     not yet billed                                                    119,633         115,868
  Inventories:
     Engineered Power Systems                                          180,872         217,180
     Distribution                                                       97,382          98,885
     Adjustments to a LIFO Basis                                       (47,555)        (46,460)
                                                                      ___________     ___________
                                                                       230,699         269,605
  Other                                                                  1,996             224
                                                                      ___________     ___________
     TOTAL CURRENT ASSETS                                              522,534         540,777

PROPERTY, PLANT AND EQUIPMENT                                          214,309         208,661
  Allowances for depreciation and
     amortization                                                      (86,895)        (82,188)
                                                                      ___________     ___________
                                                                       127,414         126,473
OTHER ASSETS                                                            29,122          25,374
                                                                      ___________     ___________
                                                                      $679,070        $692,624
                                                                      ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                       $ 30,000        $  5,000
  Accounts payable                                                      91,231         131,780
  Billings on uncompleted contracts in
    excess of incurred costs                                            19,264          31,088
  Current income taxes                                                  33,992          27,931
  Other current liabilities                                             40,017          45,387
                                                                      ___________     ___________
     TOTAL CURRENT LIABILITIES                                         214,504         241,186

LONG-TERM DEBT--less current portion                                    68,000          68,000
DEFERRED INCOME TAXES                                                    5,436           5,868
ACCRUED POSTRETIREMENT BENEFITS                                         15,028          15,028
DEFERRED COMPENSATION                                                    4,096           3,884
SHAREHOLDERS' EQUITY
  Common Stock, without par value, 50,000,000 shares
    authorized; 32,957,010 and 32,948,885 shares
    issued at April 30, 1994 and January 31, 1994,
    respectively, including 11,820 shares held in
    treasury                                                           160,661         160,366
  Retained earnings                                                    211,378         198,325
                                                                      ___________     ___________
                                                                       372,039         358,691
  Less cost of treasury stock                                              (33)            (33)
                                                                      ___________     ___________
     TOTAL SHAREHOLDERS' EQUITY                                        372,006         358,658
                                                                      ___________     ___________
                                                                      $679,070        $692,624
                                                                      ===========     ===========

See accompanying notes to consolidated condensed financial statements.





STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)
                                                                   Three Months Ended
                                                                        April 30
                                                                 __________________________
                                                                  1994            1993
                                                                 ___________    ___________
                                                                      (Unaudited)
Sales                                                            $259,155       $220,153

Cost of sales                                                     218,609        186,465
                                                                 ___________    ___________
Gross profit                                                       40,546         33,688


Selling and administrative expenses                                17,234         15,413

Interest expense                                                    1,039            754

Other income                                                         (557)          (330)
                                                                 ___________    ___________
                                                                   17,716         15,837
                                                                 ___________    ___________
Earnings before income taxes                                       22,830         17,851

Income taxes                                                        7,596          5,710
                                                                 ___________    ___________
Earnings of consolidated companies                                 15,234         12,141

Equity in net loss of
  unconsolidated affiliates                                          (205)           (49)
                                                                 ___________    ___________
Net earnings                                                     $ 15,029       $ 12,092
                                                                 ===========    ===========

Weighted average number of shares
  of Common Stock outstanding                                      32,942         32,783
                                                                 ===========    ===========
Net earnings per share                                           $    .46        $   .37
                                                                 ===========    ===========
Cash dividends per share                                         $    .06        $   .05
                                                                 ===========    ===========



See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                                  Three Months Ended
                                                                       April 30
                                                             _____________________________
                                                                1994              1993
                                                             ___________       ___________
                                                                     (Unaudited)
Operating Activities

  Net earnings                                               $ 15,029         $  12,092

  Adjustments to reconcile net earnings to
    net cash used in operating activities:
      Depreciation and amortization                             5,700             4,775
      Deferred income taxes                                      (432)              196
      Other--principally long-term
        assets and liabilities                                 (5,477)             (408)
      Change in operating assets and
        liabilities                                           (36,791)          (27,410)
                                                             ___________       ___________

   Net Cash Used In Operating Activities                      (21,971)          (10,755)

Investing Activities
   Expenditures for property, plant and
     equipment                                                 (6,742)           (8,420)
   Disposal of property, plant and equipment                      270               167
                                                             ___________       ___________
   Net Cash Used In Investing Activities                       (6,472)           (8,253)

Financing Activities
   Additions to long-term borrowings                           25,216            52,000
   Payments on long-term borrowings                           (25,472)          (50,201)
   Borrowings and payments on short-term
     notes payable                                             25,000              -0-
   Dividends paid                                              (1,976)           (1,640)
   Exercise of stock options                                      295               296
                                                             ___________       ___________
   Net Cash Provided By Financing
     Activities                                                23,063               455
                                                             ___________       ___________
Decrease in cash and equivalents                               (5,380)          (18,553)

Cash and equivalents, February 1                                7,788            21,939
                                                             ___________       ___________
Cash and equivalents, April 30                               $  2,408          $  3,386
                                                             ===========       ===========
Supplemental disclosure of cash flow
  information:
  Net cash paid during the period for:
    Interest payments                                        $    867          $    694
    Income tax payments                                      $  2,206          $    535



See accompanying notes to consolidated condensed financial statements.




STEWART & STEVENSON SERVICES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended April 30, 1994 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 1995.

The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's January 31, 1994 Form 10-K.

The Company's fiscal year begins on February 1 of the year indicated and ends on January 31 of the following year. For example, "Fiscal 1994" commenced on February 1, 1994 and ends on January 31, 1995.

Net earnings per share of Common Stock were computed by dividing net earnings
by the weighted average number of shares outstanding.   Common Stock
equivalents (outstanding options to purchase shares of Common Stock) were excluded from the computations as they were insignificant. The weighted average number of shares outstanding for the three months ended April 30, 1994 includes 8,125 shares issued pursuant to exercise of stock options.

Note B--Commitments and Contingencies

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended January 31, 1994.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of sales represented by certain items reflected in the Company's Consolidated Condensed Statement of Earnings.




                                                                        Three Months Ended
                                                                             April 30
                                                                         1994         1993
                                                                        ________     ________
Sales                                                                   100.0%       100.0%
Cost of sales                                                            84.4         84.7
                                                                        ________     ________
Gross profit                                                             15.6         15.3

Selling and administrative expenses                                       6.6          7.0
Interest expense                                                           .4           .3
Other income                                                              (.2)         (.1)
                                                                        ________     ________
                                                                          6.8          7.2
                                                                        ________     ________
Earnings before income taxes                                              8.8          8.1
Income taxes                                                              2.9          2.6
                                                                        ________     ________

Earnings of consolidated companies                                        5.9          5.5
Equity in net earnings of unconsolidated affiliates                       (.1)          .0
                                                                        ________     ________
Net earnings                                                              5.8%         5.5%
                                                                        ========     ========


Sales for the first quarter of Fiscal 1994 increased 17.7% to $259,155,000 compared to sales of $220,153,000 for the same period in Fiscal 1993. The Company's Engineered Power Systems (EPS) and Tactical Vehicle Systems (TVS) segments were the primary contributors to this increase. The EPS and TVS segments increased sales $18,533,000 (13.3%) and $17,810,000 (215.8%)
respectively, for the first quarter of Fiscal 1994 compared to Fiscal 1993. The growth in the EPS segment sales is attributed to the gas turbine product lines. The number of contracts for turbine-driven products and the aftermarket revenues from operations and maintenance contracts produced a 17.6% growth rate in gas turbine products. The EPS segment was restrained by a lack of sales in the bus product line which was discontinued in the second half of Fiscal 1993, but which recorded sales of $9,341,000 during the first quarter of Fiscal 1993. The TVS segment has moved from test production in the first quarter of Fiscal 1993 to production of 237 trucks in the first quarter of Fiscal 1994. The Company expects 2,400 trucks to be completed in Fiscal 1994.

Gross profit margins for the first three months of Fiscal 1994 were consistent with the same period in Fiscal 1993.

Selling and administrative expenses incurred by the Company during the three months ended April 30, 1994 increased 11.8% when compared to the same period in Fiscal 1993, but have grown at a much slower rate than sales. When analyzed as a percentage of sales, selling and administrative expenses have declined to 6.6% of sales in the first quarter of Fiscal 1994 as compared to 7.0% of sales in the first quarter of Fiscal 1993.

Interest expense for the three months ended April 30, 1994 was up 37.8% over the same period in Fiscal 1993 due primarily to an increase in both outstanding debt and interest rates.

The net earnings of $15,029,000 ($.46 per share) for the three months ended April 30, 1994 represents a 24.3% increase compared to $12,092,000 ($.37 per share) for the three months ended April 30, 1993. This growth in earnings is primarily a result of the increase in sales discussed above.


UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at April 30, 1994, and at the close of Fiscal 1993 were as follows:




______________________________________________________________________________________________
                                                                      April 30,   January 31,
                                                                        1994         1994
______________________________________________________________________________________________
                                                                      (Dollars in millions)

Engineered Power Systems
  Equipment . . . . . . . . . . . .                                  $  516.9      $  491.5
  Operations and Maintenance  . . .                                     266.3         269.7
                                                                     ___________   ___________
                                                                        783.2         761.2

Distribution  . . . . . . . . . . .                                      27.8          32.6
Tactical Vehicle Systems  . . . . .                                   1,093.4       1,119.5
                                                                     ___________   ___________

Total   . . . . . . . . . . . . . .                                  $1,904.4      $1,913.3
                                                                     ===========   ===========

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

Unfilled orders of the Tactical Vehicle Systems segment consists principally of the contracts awarded in October 1991, by the United States Department of the Army, to manufacture medium tactical vehicles (the "Family of Medium Tactical Vehicles" or "FMTV").

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment totalled $6,742,000 in the first quarter of Fiscal 1994 compared to $8,420,000 in the first quarter of Fiscal 1993. This decrease in the first quarter of 1994 reflects the return to historical capital expenditure levels after expansion programs at the EPS and TVS segment locations during the two previous fiscal years.

LIQUIDITY AND SOURCES OF CAPITAL

Long-term borrowings at April 30, 1994 were unchanged from the end of Fiscal 1993. The Company has $55,000,000 in committed credit facilities, which were fully utilized as of April 30, 1994. The Company also has additional banking relationships which provide uncommitted borrowing arrangements. These short-term borrowings increased to $30,000,000 at April 30, 1994 as compared to $5,000,000 at the end of Fiscal 1993. The increase in overall borrowing levels is primarily attributable to increased working capital needs of the gas turbine operations of the EPS segment and the TVS segment, which fluctuate significantly depending on the progress payment streams of the contracts-in-process. The Company regularly bids on large commercial and military contracts which, if awarded to the Company, could significantly affect both working capital and capital expenditure needs. The Company may expand its Distribution and Engineered Power Systems segments by selective acquisition of additional distribution territories and product lines. In the event that such activities create a need for working capital or capital expenditures in excess of existing committed lines of credit, the Company may seek to convert its uncommitted borrowing arrangements to committed credit facilities, to borrow under other long-term financing sources or to issue additional equity securities. The Company's current credit facilities appear adequate to meet its foreseeable cash requirements.


ACCOUNTING DEVELOPMENTS

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (FASB 112), which is effective for fiscal years beginning after December 15, 1993. The effect of initially applying this statement is to be reported as the effect of a change in accounting principle. This new statement will require accrual of postemployment benefits during the years an employee provides services. The Company anticipates adoption of the new standard in the fourth quarter of Fiscal 1994, and management's initial estimates indicate that FASB 112 will not have a material impact on the Company's financial position or results of operations.



PART II. OTHER INFORMATION



All items within Part II of this report are not applicable.










                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STEWART & STEVENSON SERVICES, INC.




Date:  June 2, 1994                   By:    /s/ Robert L. Hargrave
                                      Robert L. Hargrave
                                      Group Vice President, Chief Financial
                                      Officer & Treasurer
                                      (Principal Financial Officer)