Form 10-Q
period 1994-07-31
STEWART & STEVENSON SERVICES INC
filed 1994-09-14
CIK 94328

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549



        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 1994

                                OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from __________ to _________


                    Commission file number 0-8493

                   STEWART & STEVENSON SERVICES, INC.
         (Exact name of registrant as specified in its charter)


                Texas                             74-1051605
     (State or other jurisdiction of          (I.R.S.Employer
     incorporation or organization)           Identification No.)


      2707 North Loop West, Houston, Texas            77008
     (Address of principal executive offices)       (Zip Code)


                            (713) 868-7700
           (Registrant's telephone number, including area code)


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


Common Stock, Without Par Value                      32,975,440 Shares
         (Class)                               (Outstanding at July 31, 1994)



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position -- July 31, 1994 and
   January 31, 1994.

Consolidated Condensed Statement of Earnings -- Six Months and Three Months
   Ended July 31, 1994 and 1993.

Consolidated Condensed Statement of Cash Flows -- Six Months Ended July 31,
   1994 and 1993.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands)

                                                                  July 31      January 31
                                                                   1994          1994
                                                              _____________   ______________
                                                               (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and equivalents                                         $  6,649        $  7,788
   Accounts and notes receivable                                 135,061         147,292
   Recoverable costs and accrued profits
    not yet billed                                               147,358         115,868
   Inventories:
      Engineered Power Systems                                   202,136         217,180
      Distribution                                                95,927          98,885
      Adjustments to a LIFO Basis                                (48,109)        (46,460)
                                                              _____________    _____________
                                                                 249,954         269,605
   Other                                                           1,304             224
                                                              _____________    _____________
      TOTAL CURRENT ASSETS                                       540,326         540,777

PROPERTY, PLANT AND EQUIPMENT                                    218,525         208,661
   Allowances for depreciation and
    amortization                                                 (91,526)        (82,188)
                                                              _____________    _____________
                                                                 126,999         126,473

OTHER ASSETS                                                      28,335          25,374
                                                              _____________    _____________
                                                                $695,660        $692,624
                                                              =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                $ 22,000        $  5,000
   Accounts payable                                              106,857         131,780


   Billings on uncompleted contracts in
     excess of incurred costs                                     19,549          31,088
   Current income taxes                                           29,843          27,931
   Other current liabilities                                      37,773          45,387
                                                             _____________     _____________
      TOTAL CURRENT LIABILITIES                                  216,022         241,186

LONG-TERM DEBT--less current portion                              68,000          68,000
DEFERRED INCOME TAXES                                              4,992           5,868
ACCRUED POSTRETIREMENT BENEFITS                                   15,028          15,028
DEFERRED COMPENSATION                                              4,636           3,884
SHAREHOLDERS' EQUITY
   Common Stock, without par value, 50,000,000
      shares authorized; 32,987,260 and 32,948,885
      shares issued at July 31, 1994 and January 31,
      1994, respectively, including 11,820 shares
      held in treasury                                           161,458         160,366
   Retained earnings                                             225,557         198,325
                                                             _____________     _____________

                                                                 387,015         358,691
   Less cost of treasury stock                                       (33)            (33)
                                                             _____________     _____________
      TOTAL SHAREHOLDERS' EQUITY                                 386,982         358,658
                                                             _____________     _____________
                                                                $695,660        $692,624
                                                             =============     =============


See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)
                                            Six Months Ended             Three Months Ended
                                     ___________________________   ___________________________
                                          1994           1993          1994            1993
                                     ____________   ____________   ____________   ____________
                                            (Unaudited)                    (Unaudited)
Sales                                   $546,273        $478,089      $287,118       $257,936
Cost of sales                            461,512         406,377       242,903        219,912
                                     ____________   ____________   ____________   ____________
Gross profit                              84,761          71,712        44,215         38,024

Selling and administrative
  expenses                                35,335          32,674        18,101         17,261
Interest expense                           2,299           1,488         1,260            734
Other income                                (873)           (373)         (316)           (43)
                                     ____________    ____________  ____________   ____________
                                          36,761          33,789        19,045         17,952
                                     ____________    ____________  ____________   ____________
Earnings before income taxes              48,000          37,923        25,170         20,072
Income taxes                              16,093          12,054         8,497          6,344
                                     ____________    ____________  ____________   ____________
Earnings of consolidated
  companies                               31,907          25,869        16,673         13,728
Equity in net earnings (loss)
  of unconsolidated affiliates              (390)             12          (185)            61
                                     ____________    ____________  ____________   ____________

Net earnings                            $ 31,517        $ 25,881      $ 16,488       $ 13,789
                                     ============    ============  ============   ============

Weighted average number of
  shares of Common Stock
  outstanding                             32,955          32,813        32,968         32,843
                                     ============    ============  ============   ============
Net earnings per share                  $    .96        $    .79      $    .50       $    .42
                                     ============    ============  ============   ============
Cash dividends per share                $    .13        $    .11      $    .07       $    .06
                                     ============    ============  ============   ============



See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                                     Six Months Ended
                                                                          July 31
                                                             _______________________________
                                                                   1994              1993
                                                             ____________       ____________
                                                                       (Unaudited)
Operating Activities
   Net earnings                                                 $ 31,517          $  25,881
   Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities:
       Depreciation and amortization                              11,318              9,983
       Deferred income taxes                                        (876)               763
       Other--principally long-term assets and liabilities        (3,456)              (167)
       Change in operating assets and liabilities:
         Receivables                                              12,231             13,427
         Recoverable costs and accrued profits not
           yet billed                                            (31,490)           (30,301)
         Inventories                                              19,651               (965)
         Accounts Payable                                        (24,923)           (13,383)
         Billings on uncompleted contracts in excess
           of incurred costs                                     (11,539)            19,317
         Current income taxes and other current
           liabilities                                            (4,706)             1,856
                                                             ____________       ____________
   Net Cash Provided (Used) By Operating Activities               (2,273)            26,411

Investing Activities
   Expenditures for property, plant and equipment                (12,350)           (19,242)
   Disposal of property, plant and equipment                         673                237
                                                             ____________       ____________
   Net Cash Used By Investing Activities                         (11,677)           (19,005)

Financing Activities
   Additions to long-term borrowings                              25,216            106,739
   Payments on long-term borrowings                              (26,212)          (129,824)
   Borrowings and payments on short-term notes payable            17,000               -0-
   Dividends paid                                                 (4,285)            (3,612)
   Exercise of stock options                                       1,092              1,920
                                                             ____________        ____________
   Net Cash Provided (Used) By Financing Activities               12,811            (24,777)
                                                             ____________        ____________
Decrease in cash and equivalents                                  (1,139)           (17,371)
Cash and equivalents, February 1                                   7,788             21,939
                                                             ____________        ____________
Cash and equivalents, July 31                                   $  6,649          $   4,568
                                                             ============        ============
Supplemental disclosure of cash flow information:
   Net cash paid during the period for:
     Interest payments                                          $  2,234          $   1,624
     Income tax payments                                        $ 15,058          $   8,083



See accompanying notes to consolidated condensed financial statements.


STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the six and three months ended July 31, 1994 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 1995.

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

Net earnings per share of Common Stock were computed by dividing net earnings by the weighted average number of shares outstanding. Common Stock equivalents (outstanding options to purchase shares of Common Stock) were excluded from the computations as they were insignificant. The weighted average number of shares outstanding for the six and three months ended July 31, 1994 includes 38,375 and 30,250 shares, respectively, issued pursuant to exercise of stock options.

Note B--Financing Arrangements

As of July 31, 1994, the Company has received commitments to amend its loan agreement for revolving credit notes with banks ($55,000,000 subject to reduction at the Company's election) to extend the maturity date to July 31, 1997 and reduce the commitment fee to .15 of 1% on the daily average unused balance during the revolving period. Borrowings outstanding under the revolving credit loan bear interest at various options, the maximum rate being the prime rate. The revolving credit loan was issued pursuant to an agreement containing covenants which impose a minimum net worth on the company and restrict indebtedness and other items. Such covenants are similar to those in effect under the Company's other long-term debt agreements.

Note C--Commitments and Contingencies

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


                                          Six Months Ended         Three Months Ended
                                               July 31                  July 31
                                          1994         1993        1994         1993
                                       _________    _________   _________    _________

Sales                                    100.0%       100.0%      100.0%       100.0%
Cost of sales                             84.5         85.0        84.6         85.3
                                       _________    _________   _________    _________
Gross profit                              15.5         15.0        15.4         14.7
Selling and administrative
  expenses                                 6.5          6.9         6.3          6.7
Interest expense                            .4           .3          .4           .3
Other income                               (.2)         (.1)        (.1)          .0
                                       _________    _________   _________    _________
                                           6.7          7.1         6.6          7.0
                                       _________    _________   _________    _________
Earnings before income taxes               8.8          7.9         8.8          7.7
Income taxes                               2.9          2.5         3.0          2.4
                                       _________    _________   _________    _________

Earnings of consolidated
  companies                                5.9          5.4         5.8          5.3
Equity in net earnings (loss)              (.1)          .0         (.1)          .0
                                       _________    _________   _________    _________
Earnings before change in
  accounting                               5.8%         5.4%        5.7%         5.3%
                                       =========    =========   =========    =========

Sales for the first half of the year ending January 31, 1995 ("Fiscal 1994") increased 14.3% to $546,273,000 compared to sales of $478,089,000 for the same period in the year ended January 31, 1994 ("Fiscal 1993"). Sales for the second quarter of Fiscal 1994 increased 11.3% to $287,118,000 compared to sales of $257,936,000 during the second quarter of Fiscal 1993. The Company's Tactical Vehicle Systems (TVS) segment was the primary contributor to these increases, as it increased sales $60,756,000 (243%) and $42,946,000 (256%) for the first half and second quarter of Fiscal 1994, respectively, compared to the same periods in Fiscal 1993. Truck production under the "Family of Medium Tactical Vehicles" (FMTV) contract continues to increase steadily, with 478 trucks produced in the second quarter of Fiscal 1994, up from 237 in the first quarter. However, discussions are now taking place with the U. S. Army which could stretch out the FMTV contract. Because of this potential change and two other contract modifications, expected Fiscal 1994 FMTV production has been reduced from 2,400 trucks to 1,750 trucks. The Engineered Power Systems (EPS) segment sales increased $6,325,000 (2.1%) for the first half of Fiscal 1994 compared to Fiscal 1993, but decreased $12,209,000 (7.6%) for the second quarter of Fiscal 1994 compared to Fiscal 1993. Year-to-date sales of turbine-driven generators were flat compared to prior year levels, while second quarter sales decreased. The gas turbine operations and maintenance group continued its strong performance with a 36% increase over both the first half and second quarter levels of Fiscal 1993. Within the diesel group, airline product sales were outstanding for the first half of Fiscal 1994, reflecting the successful integration of two additional product lines which were acquired a year ago. Petroleum equipment sales decreased significantly in the second quarter of Fiscal 1994 compared to Fiscal 1993.

Gross profit margins for the first half and second quarter of Fiscal 1994 strengthened over the same periods in Fiscal 1993 as the EPS, TVS and Distribution segments all registered operating margins improvements. Gross profit margins for the TVS segment are now being recorded at 4.4%, up from 4.0%.

Selling and administrative expenses incurred by the Company during the first half and second quarter of Fiscal 1994 increased 8.1% and 4.9%, respectively, when compared to the same periods in Fiscal 1993, primarily due to increases in spending levels associated with the increased sales volume. However, selling and administrative expenses for the first half and second quarter of Fiscal 1994 have declined as a percentage of sales to 6.5% and 6.3% respectively, as compared to 6.7% for the same periods in Fiscal 1993.

Interest expense as a percentage of sales remained comparable for both Fiscal 1994 and Fiscal 1993. The dollar increase in interest expense in Fiscal 1994 is the result of an increase in both outstanding debt and interest rates.

Net earnings of $31,517,000 ($.96 per share) and $16,488,000 ($.50 per share)
for the first half and second quarter of Fiscal 1994, respectively, represent 21.8% and 19.6% increases over the same periods in Fiscal 1993. This growth in earnings is primarily the result of the increases in sales and operating margins discussed above.

GOVERNMENT CONTRACTING

As discussed previously, the U. S. Army is discussing with the Company the possibility of stretching out the FMTV contract by twenty-one months. Such discussions involve modifying the production schedules for Fiscals 1994, 1995 and 1996 to move production into Fiscals 1997 and 1998. Should such a change be negotiated, the U. S. Army would be expected to absorb any cost impact caused by a revised production schedule.


UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at July 31, 1994, and at the close of Fiscal 1993 were as follows:


______________________________________________________________________________________________
                                                                     July 31     January 31
                                                                       1994         1994
______________________________________________________________________________________________
                                                                    (Dollars in millions)
Engineered Power Systems
  Equipment                                                         $  503.1     $  491.5
  Operations and Maintenance                                           270.0        269.7
                                                                    ________     ________
                                                                       773.1        761.2

Distribution                                                            37.6         32.6
Tactical Vehicle Systems                                             1,032.8      1,119.5
                                                                    ________     ________

Total                                                               $1,843.5     $1,913.3
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

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment totalled $12,350,000 in the first half of Fiscal 1994 compared to $19,242,000 in the first half of Fiscal 1993. This decrease in the first half of 1994 reflects the return to historical capital expenditure levels after expansion programs at the EPS and TVS segment locations during the two previous fiscal years.

LIQUIDITY AND SOURCES OF CAPITAL

Long-term borrowings at July 31, 1994 were unchanged from the end of Fiscal 1993. The Company has $55,000,000 in committed credit facilities, which were fully utilized as of July 31, 1994. The Company also has additional banking relationships which provide uncommitted borrowing arrangements. These short-term borrowings increased to $22,000,000 at July 31, 1994 as compared to $5,000,000 at the end of Fiscal 1993. The increase in overall borrowing levels is primarily attributable to increased working capital needs of the gas turbine operations of the EPS segment and the TVS segment, which fluctuate significantly depending on the progress payment streams of the contracts-in-process. The Company regularly bids on large commercial and military contracts which, if awarded to the Company, could significantly affect both working capital and capital expenditure needs. The Company may expand its Distribution and Engineered Power Systems segments by selective acquisition of additional distribution territories and product lines. In the event that such activities create a need for working capital or capital expenditures in excess of existing committed lines of credit, the Company may seek to convert its uncommitted borrowing arrangements to committed credit facilities, to borrow under other long-term financing sources or to issue additional equity securities. The Company's current credit facilities appear adequate to meet its foreseeable cash requirements.

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

PART II.  OTHER INFORMATION

Item 2. Changes in Securities.

(a)  Inapplicable.

(b) Note B to the consolidated condensed financial statements in Part I of this report is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on June 14, 1994. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld, and abstaining or not voting as to each matter.

Election of Directors

                                                             AGAINST OR
                                  FOR                        WITHHELD
                                  ___                        __________
C. Jim Stewart II                 27,217,137                 535,788
J. W. Lander, Jr.                 27,233,820                 519,105
Bob H. O'Neal                     27,286,624                 466,301
Jack T. Currie                    27,249,080                 503,845

Ratification of Accountants

                                                             AGAINST OR          ABSTAINED OR
                                  FOR                        WITHHELD            NOT VOTED
                                  ___                        __________          ____________
                                  27,659,393                 13,872              79,660

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as a part of this report pursuant to Item 601 of Regulation S-K.

     27  Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended July 31, 1994.



                                     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             STEWART & STEVENSON SERVICES, INC.



Date:  Sept 13, 1994                By:  /s/ Robert L. Hargrave
       _____________                   _________________________
                                         Robert L. Hargrave
                                         Group Vice President, Chief Financial
                                         Officer & Treasurer
                                         (Principal Financial Officer)



EXHIBIT INDEX

 Exhibit Number and Description

    (27)  Financial data schedule