Form 10-Q
period 1994-10-31
STEWART & STEVENSON SERVICES INC
filed 1994-12-07
CIK 94328

FORM 10-Q
                             SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549




                    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended October 31, 1994

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


Common Stock, Without Par Value                  32,992,815 Shares
              (Class)                       (Outstanding at October 31, 1994)





PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position -- October 31, 1994 and
  January 31, 1994.

Consolidated Condensed Statement of Earnings -- Nine Months and Three Months
  Ended October 31, 1994 and 1993.

Consolidated Condensed Statement of Cash Flows -- Nine Months Ended October 31,
  1994 and 1993.

Notes to Consolidated Condensed Financial Statements.



STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands)
                                                        October 31       January 31
                                                           1994             1994
                                                       _____________    _____________
                                                        (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and equivalents                                   $  3,955         $  7,788
   Accounts and notes receivable                           164,669          147,292
   Recoverable costs and accrued profits
      not yet billed                                       169,892          115,868
   Inventories:
      Engineered Power Systems                             233,870          217,180
      Distribution                                         107,024           98,885
      Adjustments to a LIFO Basis                          (49,899)         (46,460)
                                                        ____________     ____________
                                                           290,995          269,605
   Other                                                       800              224
                                                        ____________     ____________
      TOTAL CURRENT ASSETS                                 630,311          540,777
PROPERTY, PLANT AND EQUIPMENT                              226,781          208,661
   Allowances for depreciation and
      amortization                                         (96,587)         (82,188)
                                                        ____________     ____________
                                                           130,194          126,473
OTHER ASSETS                                                28,408           25,374
                                                        ____________     ____________
                                                          $788,913         $692,624
                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                          $ 41,000         $  5,000
   Accounts payable                                        153,401          131,780
   Billings on uncompleted contracts in
      excess of incurred costs                              17,268           31,088
   Current income taxes                                     37,425           27,931
   Other current liabilities                                44,817           45,387
                                                        ____________     ____________
      TOTAL CURRENT LIABILITIES                            293,911          241,186

LONG-TERM DEBT--less current portion                        68,000           68,000
DEFERRED INCOME TAXES                                        4,656            5,868
ACCRUED POSTRETIREMENT BENEFITS                             15,028           15,028
DEFERRED COMPENSATION                                        4,555            3,884
SHAREHOLDERS' EQUITY
   Common Stock, without par value, 50,000,000
      shares authorized; 33,004,635 and 32,948,885
      shares issued at October 31, 1994 and January
      31, 1994, respectively, including 11,820
      shares held in treasury                              161,945          160,366
   Retained earnings                                       240,851          198,325
                                                        ____________     ____________
                                                           402,796          358,691
   Less cost of treasury stock                                 (33)             (33)
                                                        ____________     ____________
      TOTAL SHAREHOLDERS' EQUITY                           402,763          358,658
                                                        ____________     ____________
                                                          $788,913         $692,624
                                                        ============     ============


See accompanying notes to consolidated condensed financial statements.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)
                                            Nine Months Ended              Three Months Ended
                                               October 31                      October 31
                                     ____________________________     ____________________________
                                         1994            1993             1994            1993
                                     ____________    ____________     ____________    ____________
                                             (Unaudited)                      (Unaudited)
Sales                                  $850,521        $737,230         $304,248        $259,141
Cost of sales                           718,584         624,651          257,072         218,274
                                     ____________    ____________     ____________    ____________
Gross profit                            131,937         112,579           47,176          40,867

Selling and administrative
  expenses                               54,619          50,780           19,284          18,106
Interest expense                          4,103           2,254            1,804             766
Other income                             (1,568)           (821)            (695)           (448)
                                     ____________    ____________     ____________    ____________
                                         57,154          52,213           20,393          18,424
                                     ____________    ____________     ____________    ____________

Earnings before income taxes             74,783          60,366           26,783          22,443
Income taxes                             25,107          20,381            9,014           8,327
                                     ____________    ____________     ____________    ____________
Earnings of consolidated
  companies                              49,676          39,985           17,769          14,116
Equity in net earnings (loss)
  of unconsolidated affiliates             (556)            (36)            (166)            (48)
                                     ____________    ____________     ____________    ____________
Net earnings                           $ 49,120        $ 39,949         $ 17,603        $ 14,068
                                     ============    ============     ============    ============

Weighted average number of
  shares of Common Stock
  outstanding                            32,966          32,839           32,988          32,894
                                     ============    ============     ============    ============
Net earnings per share                 $   1.49        $   1.22         $    .53        $    .43
                                     ============    ============     ============    ============
Cash dividends per share               $    .20        $    .17         $    .07        $    .06
                                     ============    ============     ============    ============


See accompanying notes to consolidated condensed financial statements.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                                         Nine Months Ended
                                                                             October 31
                                                                   ______________________________
                                                                       1994              1993
                                                                   _____________    _____________
                                                                            (Unaudited)
Operating Activities
   Net earnings                                                       $ 49,120        $  39,949
   Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities:
       Depreciation and amortization                                    17,233           15,330
       Deferred income taxes                                            (1,212)            (346)
       Change in operating assets and liabilities:
         Receivables                                                   (17,377)             914
         Recoverable costs and accrued profits not
          yet billed                                                   (54,024)         (27,188)
         Inventories                                                   (21,390)         (50,794)
         Accounts payable                                               21,621          (19,185)
         Billings on uncompleted contracts in excess
          of incurred costs                                            (13,820)          20,546
         Current income taxes                                            9,494           10,455
         Other current liabilities                                         352            6,097
         Other--principally long-term assets and liabilities            (3,189)          (1,271)
                                                                   _____________    _____________
   Net Cash Used By Operating Activities                               (13,192)          (5,493)
Investing Activities
   Expenditures for property, plant and equipment                      (21,919)         (25,684)
   Disposal of property, plant and equipment                             1,215              524
                                                                   _____________    _____________
   Net Cash Used By Investing Activities                               (20,704)         (25,160)
Financing Activities
   Additions to long-term borrowings                                    35,290          167,738
   Payments on long-term borrowings                                    (36,212)        (148,185)
   Borrowings and payments on short-term notes payable                  36,000              -0-
   Dividends paid                                                       (6,594)          (5,586)
   Exercise of stock options                                             1,579            2,752
                                                                   _____________    _____________
   Net Cash Provided By Financing Activities                            30,063           16,719
                                                                   _____________    _____________
Decrease in cash and equivalents                                        (3,833)         (13,934)
Cash and equivalents, February 1                                         7,788           21,939
                                                                   _____________    _____________
Cash and equivalents, October 31                                      $  3,955        $   8,005
                                                                   =============    =============
Supplemental disclosure of cash flow information:
   Net cash paid during the period for:
     Interest payments                                                $  3,880        $   2,203
     Income tax payments                                              $ 16,465        $   8,923


See accompanying notes to consolidated condensed financial statements.


STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the nine and three months ended October 31, 1994 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 1995.

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

Net earnings per share of Common Stock were computed by dividing net earnings by the weighted average number of shares outstanding. Common Stock equivalents (outstanding options to purchase shares of Common Stock) were excluded from the computations as they were insignificant. The weighted average number of shares outstanding for the nine and three months ended October 31, 1994 includes 55,750 and 17,375 shares, respectively, issued pursuant to exercise of stock options.

Note B--Financing Arrangements

On October 5, 1994 the Company amended its loan agreement for revolving credit notes with banks ($55,000,000 subject to reduction at the Company's election) to extend the maturity date to July 31, 1997 and reduce the commitment fee to .15 of 1% on the daily average unused balance during the revolving period. Borrowings outstanding under the revolving credit loan bear interest at various options, the maximum rate being the prime rate. The revolving credit loan was issued pursuant to an agreement containing covenants which impose a minimum net worth on the company and restrict indebtedness and other items. Such covenants are similar to those in effect under the Company's other long-term debt agreements.

Note C--Commitments and Contingencies

The Company has been advised that on January 5, 1993, a former consultant of the Company filed a suit for himself and the United States of America alleging that the Company supplied false information in violation of the False Claims Act (the "Act"), engaged in common law fraud and misapplied costs incurred in connection with a change order under a 1987 government subcontract. Under the provisions of the Act, the suit has not been served upon the Company pending an investigation of the case by the U. S. Department of Justice and the U. S. Attorney's office. The suit alleges damages of $21 million plus unspecified penalties. The Company has denied any wrongdoing in connection with the pricing of the change order and believes that the case will be resolved, if a lawsuit is served on the Company, without any material effect on the financial position, net worth or results of operations of the Company.

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


                                              Nine Months Ended        Three Months Ended
                                                  October 31                October 31
                                              1994         1993        1994         1993
                                           _________    _________   _________    _________
Sales                                        100.0%       100.0%      100.0%       100.0%
Cost of sales                                 84.5         84.7        84.5         84.2
                                           _________    _________   _________    _________
Gross profit                                  15.5         15.3        15.5         15.8
Selling and administrative
   expenses                                    6.4          6.9         6.3          7.0
Interest expense                                .5           .3          .6           .3
Other income                                   (.2)         (.1)        (.2)         (.2)
                                           _________    _________   _________    _________
                                               6.7          7.1         6.7          7.1
                                           _________    _________   _________    _________
Earnings before income taxes                   8.8          8.2         8.8          8.7
Income taxes                                   2.9          2.8         2.9          3.2
                                           _________    _________   _________    _________
Earnings of consolidated
   companies                                   5.9          5.4         5.9          5.5
Equity in net earnings (loss)
   of unconsolidated affiliates                (.1)          .0         (.1)          .0
                                           _________    _________   _________    _________
Net earnings                                   5.8%         5.4%        5.8%         5.5%
                                           =========    =========   =========    =========


Sales for the first nine months of the year ending January 31, 1995 ("Fiscal 1994") increased 15.4% to $850,521,000 compared to sales of $737,230,000 for the same period in the year ended January 31, 1994 ("Fiscal 1993"). The Tactical Vehicle Systems (TVS) segment was the primary contributor to the Company's sales growth as its sales increased $84,332,000 (172%) for the first nine months of Fiscal 1994 compared to the same period in Fiscal 1993. The increase in TVS sales reflects the increase in truck production under the "Family of Medium Tactical Vehicles" (FMTV) contract to 1,046 trucks in Fiscal 1994 compared to 262 trucks in Fiscal 1993. Excluding transit product sales which were discontinued in Fiscal 1993, the Engineered Power Systems (EPS) segment sales increased $40,449,000 (9%) for the first nine months of Fiscal 1994 compared to the same period in Fiscal 1993. This growth was driven by the gas turbine division, as the operations and maintenance group continued its strong performance with sales for the first nine months of Fiscal 1994 exceeding sales over the same period in Fiscal 1993 by 48%. Turbine-driven generator sales increased slightly compared to the first nine months of Fiscal 1993. Within the diesel group, airline product sales continue to be outstanding reflecting the successful integration of two additional product lines which were acquired in the second quarter of Fiscal 1993. The Distribution segment also continued its steady growth which is attributable to the improving economy in the markets and territories serviced and expanded product lines.

Sales for the third quarter of Fiscal 1994 increased 17.4% to $304,248,000 compared to sales of $259,141,000 during the third quarter of Fiscal 1993. The TVS segment and EPS segment contributed to this increase. TVS segment sales increased $23,575,000 (98%) for the third quarter of Fiscal 1994 compared to the same period in Fiscal 1993. Truck production under the FMTV contract was 331 trucks in the third quarter of Fiscal 1994, compared to 478 and 237 for the second and first quarters of Fiscal 1994, respectively. The third quarter reduced production rate is mainly the result of model changes requested by the
U. S. Army. EPS segment sales increased $20,906,000 (14%) for the third quarter of Fiscal 1994 compared to the same period in Fiscal 1993. This increase is mainly attributable to the gas turbine product lines as production of turbine-driven generators and the aftermarket revenues from operations and maintenance contracts increased over the same period in Fiscal 1993. Within the diesel group, petroleum equipment sales rebounded in the third quarter, resulting in a 27% sales increase over the third quarter of Fiscal 1993. The Distribution segment sales increase of 6% over the third quarter of Fiscal 1993 is consistent with the increase in the first half of Fiscal 1994.

Gross profit margins for the first nine months and third quarter of Fiscal 1994 remained consistent with the same periods in Fiscal 1993.

Selling and administrative expenses incurred by the Company during the first nine months and third quarter of Fiscal 1994 increased 7.6% and 6.5%, respectively, when compared to the same periods in Fiscal 1993, primarily due to increases in spending levels associated with the increased sales volume. However, selling and administrative expenses for the first nine months and third quarter of Fiscal 1994 have declined as a percentage of sales to 6.4% and 6.3%, respectively, as compared to 6.9% and 7.0% for the same periods in Fiscal 1993.

Interest expense as a percentage of sales for the first nine months and third quarter of Fiscal 1994 increased over the same periods in Fiscal 1993 due to an increase in both outstanding debt and interest rates.

Net earnings of $49,120,000 ($1.49 per share) and $17,603,000 ($.53 per share)
for the first nine months and third quarter of Fiscal 1994, respectively, represent 23% and 25% increases over the same periods in Fiscal 1993. This growth in earnings is primarily the result of the increases in sales discussed above.

FMTV CONTRACT STATUS

The Company has been requested by the U. S. Government to rebaseline the FMTV contract to consolidate the pending and submitted contract change requests related to government directed changes and delays. Rebaselining involves establishment of an updated contract schedule and a repricing of the contract. The Company expects to begin the negotiation of this rebaselining during the fourth quarter of Fiscal 1994. During the third quarter, the Company was notified that the U. S. Government had experienced an interruption in its testing of the FMTV trucks due to the redeployment of testing personnel to more urgent military matters. This interruption precipitated a government request to the Company to reduce FMTV production levels through August 1995. Finally, the Company anticipates that during Fiscal 1995, the government may request modification to the contract to spread the Fiscal 1994, 1995, and 1996 contract quantities of trucks over a longer time period, possibly into Fiscal 1998.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at October 31, 1994, and at the close of Fiscal 1993 were as follows:


____________________________________________________________________________________________
                                                     October 31   January 31
                                                        1994        1994
____________________________________________________________________________________________
                                                      (Dollars in millions)
Engineered Power Systems
  Equipment                                           $  420.9     $  491.5
  Operations and Maintenance                             264.5        269.7
                                                      ________     ________
                                                         685.4        761.2

Distribution                                              45.9         32.6
Tactical Vehicle Systems                               1,032.2      1,119.5
                                                      ________     ________
                                                      $1,763.5     $1,913.3
                                                      ========     ========


Although no assurance can be given, the Company expects sales of the Engineered Power Systems segment to continue to be weighted in favor of turbine-driven equipment because of the large number of unfilled orders for these units, the number of proposals that are presently outstanding and the current worldwide need for additional electrical generating capacity.

Unfilled orders of the Tactical Vehicle Systems segment consists principally of the contracts awarded in October 1991, by the United States Department of the Army, to manufacture medium tactical vehicles.

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment totalled $21,919,000 in the first nine months of Fiscal 1994 compared to $25,684,000 in the same period of Fiscal 1993. Total capital expenditures for Fiscal 1994 includes approximately $3,780,000 associated with the acquisition of Creole. The overall reduction in capital expenditures during Fiscal 1994 in comparison to Fiscal 1993 reflects the substantial completion of both the capital expenditure program for the TVS segment and the program to upgrade EPS segment facilities during Fiscal 1993.

LIQUIDITY AND SOURCES OF CAPITAL

Long-term borrowings at October 31, 1994 were unchanged from the end of Fiscal 1993. The Company has $55,000,000 in committed credit facilities, which were fully utilized as of October 31, 1994. The Company also has additional banking relationships which provide uncommitted borrowing arrangements. These short-term borrowings increased to $41,000,000 at October 31, 1994 as compared to $5,000,000 at the end of Fiscal 1993. The increase in overall borrowing levels is primarily attributable to increased working capital needs of the gas turbine operations of the EPS segment which fluctuate significantly depending on the progress payment streams of the contracts-in-process. The Company regularly bids on large commercial and military contracts which, if awarded to the Company, could significantly affect both working capital and capital expenditure needs. The Company may expand its Distribution and Engineered Power Systems segments by selective acquisition of additional distribution territories and product lines. In November 1994, the Company signed an agreement for the acquisition of Power Application & Mfg. Co., a Waukesha distributor for the western United States, for approximately $17,600,000. Such activities have created a need for working capital and capital expenditures in excess of existing committed lines of credit. The Company plans to increase its committed credit facilities to adequately meet its foreseeable cash requirements.

ACCOUNTING DEVELOPMENTS

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112), which is effective for fiscal years beginning after December 15, 1993. The effect of initially applying this statement is to be reported as the effect of a change in accounting principle. This new statement will require accrual of postemployment benefits during the years an employee provides services. The Company anticipates adoption of the new standard in the fourth quarter of Fiscal 1994, and management's initial estimates indicate that SFAS 112 will not have a material impact on the Company's financial position or results of operations.


PART II.  OTHER INFORMATION

Item 2. Changes in Securities.

(a)   Inapplicable.

(b) Note B to the consolidated condensed financial statements in Part I of this report is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

(a)   The following exhibits are filed as a part of this report pursuant to
      Item 601 of Regulation S-K.

       4  Agreement to File Loan Agreement

      27  Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended October 31, 1994.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    STEWART & STEVENSON SERVICES, INC.




Date:  December 2, 1994             By:   /s/ Robert L. Hargrave
      _________________                  _______________________
                                         Robert L. Hargrave
                                         Group Vice President, Chief Financial
                                         Officer & Treasurer
                                         (Principal Financial Officer)



EXHIBIT INDEX

Exhibit Number and Description

     4   Agreement to File Loan Agreement

    27   Financial data schedule



EXHIBIT 4

The Company has several instruments which define the rights of holders of long-term debt. As of October 31, 1994, the total of all securities authorized under any individual instrument with respect to long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Accordingly, such instruments and any amendments thereto are not filed as a part of this report. The Company agrees to furnish upon request of the Securities and Exchange Commission any instruments not filed herewith relating to its long-term debt.