Form 10-K
period 1995-01-31
STEWART & STEVENSON SERVICES INC
filed 1995-04-18
CIK 94328

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                  FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1995 ("Fiscal 1994") or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

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

                                                     Name of Each
        Title of each class                  Exchange on Which Registered
        ___________________                  ____________________________
Rights to Purchase Shares of Common               NASDAQ Stock Market
      Stock, without par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

                                    $923,162,460
                              (As of February 28, 1995)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, Without Par Value               32,997,815 Shares
                (Class)                    (Outstanding at February 28, 1995)

                         DOCUMENTS INCORPORATED BY REFERENCE
Document                                                      Part of Form 10-K
________                                                      _________________
Proxy Statement for the 1995 Annual Meeting of Shareholders   Part III



PART I


Item 1.  Business.

Stewart & Stevenson Services, Inc. (together with its wholly-owned subsidiaries, the "Company" or "Stewart & Stevenson") was founded in Houston, Texas in 1902 and was incorporated under the laws of the State of Texas in 1947. Since its beginning, the Company has been primarily engaged in custom fabrication enterprises. Stewart & Stevenson consists of three business segments: the Engineered Power Systems segment, the Distribution segment and the Tactical Vehicle Systems segment.

The Engineered Power Systems segment designs, engineers and markets engine-driven equipment principally utilizing diesel or gas turbine engines supplied by independent manufacturers. In addition, this segment offers operation and maintenance contracts for large gas turbine projects and petroleum production facilities. The Company's products include gas turbine generator sets for primary electrical power and diesel generator sets for primary, emergency or stand-by electrical power sources. Stewart & Stevenson is a leading packager of aeroderivative gas turbine engines for electrical power generation. A majority of the gas turbine engines used by the Company is manufactured by General Electric Corporation ("GE"), and GE has selected the Company as the exclusive packager in the United States and Canada for the LM6000. The Company's engineered power systems and operations and maintenance services are marketed worldwide. The Company believes that the international market offers significant opportunities because of the potential growth in demand for electric power, particularly in developing nations.

The Distribution segment markets industrial equipment and related parts manufactured by others and provides in-shop and on-site repair services for such products. This segment began operations in 1938 and currently markets Detroit Diesel engines, General Motors Electro-Motive diesel engines, Allison automatic transmissions, Waukesha natural gas engines, Deutz diesel engines, Hyster material handling equipment, Thermo King transport refrigeration units and John Deere construction, utility and forestry equipment. The Distribution segment markets primarily in Texas and other Western and Southern states, as well as in Mexico, Venezuela and Central America.

The Tactical Vehicle Systems segment has received contracts with the United States Department of Defense to manufacture the U.S. Army's next generation of medium tactical vehicles (the "Family of Medium Tactical Vehicles" or "FMTV"). The FMTV contracts call for the production of approximately 11,000 newly-designed 2 1/2-ton and 5-ton trucks in several configurations, including troop carriers, wreckers, cargo trucks, vans and dump trucks. All variants of the FMTV incorporate a high level of common parts. Manufacturing of the FMTV is being performed by the Company's Tactical Vehicle Systems segment at a facility located near Houston, Texas. The Company believes that it will be able to sell additional trucks to other branches of the U.S. Armed Forces and to the armed forces of foreign countries.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1994" commenced on February 1, 1994 and ended on January 31, 1995. Identifiable assets at the close of Fiscal 1994, 1993 and 1992 and net sales, operating profit and export sales for such fiscal years for the Company's business segments and sales to customers which exceed 10% of consolidated sales are presented under "Industry Segment Data" in the notes to the consolidated financial statements in Part II.


ENGINEERED POWER SYSTEMS SEGMENT

Stewart & Stevenson designs, engineers and markets engine-driven equipment of various descriptions utilizing diesel or gas turbine engines manufactured by independent suppliers and provides operation and maintenance services for power generation and petroleum facilities. As a custom packager of engine-driven equipment, the Company designs its products to meet the specific needs of its customers in a variety of applications. Both equipment and services are sold under the "Stewart & Stevenson" name throughout the world.

Operations of the Engineered Power Systems segment accounted for approximately 56.5%, 61.4% and 62.6%, respectively, of consolidated sales during Fiscal 1994, 1993 and 1992.

Gas Turbine Power Systems. The Company packages gas turbine products based on turbine engines purchased from General Electric Corporation ("GE"), Allison Engine Company ("Allison") and the Garrett Corporation ("Garrett"). The table below lists the capacity of generator sets based on each model of gas turbine engine regularly packaged by the Company.

                                                   Generator Set
                                                   Capacity
             Engine Model                          in Megawatts
             ____________                          ____________
             GE LM6000 . . . . . . .               40.3 Mw
             GE LM5000 STIG  . . . .               51.6 Mw
             GE LM5000 . . . . . . .               34.4 Mw
             GE LM2500+  . . . . . .               27.6 Mw
             GE LM2500 STIG  . . . .               26.5 Mw
             GE LM2500 . . . . . . .               22.2 Mw
             GE LM1600 . . . . . . .               13.4 Mw
             ALLISON 501K  . . . . .                3.7 Mw
             GARRETT IM831 . . . . .                0.5 Mw

Gas turbine generator sets have a lower capital cost, higher efficiency, shorter lead times and are more environmentally acceptable than alternative technologies. In addition, gas turbine generator sets may be used for the simultaneous production of electrical power and useful thermal energy ("cogeneration"). The gas turbine generator sets packaged by the Company in the 20 Mw to 52 Mw size incorporate GE gas turbine engines and are marketed primarily to independent power producers for prime power and cogeneration applications and to public utilities for base load capacity or additional capacity during peak demand periods. Generators in the 0.5 Mw to 20 Mw range are marketed to hospitals, hotels, office complexes and industrial facilities, both for prime power and cogeneration applications. Stewart & Stevenson's package design and full-load testing prior to shipment permit the complete installation and start-up of the Company's gas turbine generators in as little as 30 days after shipment and decrease both the time and expense required to build a complete electrical generation facility.

The Company assembles turbine-driven mechanical drive packages, including gas compressor sets powered by GE and Allison gas turbine engines and vessel propulsion systems incorporating Allison gas turbine engines. The table below lists the output of each model of gas turbine engine offered by the Company for mechanical drive applications.

             Engine Model                          Output
             ____________                          ______
             GE LM6000 . . . . . . .               55,545 Shp
             GE LM2500+  . . . . . .               37,000 Shp
             GE LM2500 . . . . . . .               31,235 Shp
             GE LM1600 . . . . . . .               18,745 Shp
             ALLISON 501K  . . . . .                5,510 Shp

Like the Company's turbine-driven generator sets, gas compression packages are designed to be easily and quickly installed at the customer's location and can be full-load tested at the Company's facility before shipment. Gas compressor sets are marketed to gas production and pipeline operators for both offshore and onshore installation.

Stewart & Stevenson enters into operation and maintenance contracts under which the Company provides all labor, supervision and expertise necessary to operate, maintain and repair power generation, gas compression and petroleum production and processing facilities. Operation and maintenance contracts may have a term of up to 10 years and provide for a fixed fee out of which the Company must pay all costs incurred under the contract or for the payment of a fixed fee plus reimbursement of the costs incurred by the Company. The Company has provided operation and maintenance services for power generation facilities since 1986. During Fiscal 1994, the Company acquired substantially all of the operating and maintenance assets of Creole International, Inc. and its subsidiaries. The Creole companies were primarily engaged in the operation and maintenance of petroleum production, processing and transportation facilities. Operation and maintenance services are provided on a world-wide basis.

During January 1995, the Company and General Electric Capital Corporation ("GE Capital") announced an agreement in principle to jointly offer turbine-driven equipment for lease. Partnerships owned by GE Capital and the Company will contract with the Company for the complete installation of a power generation or gas compression facility and for operation and maintenance services during the term of the lease. The complete system, including operation and maintenance services, will be leased to an independent power producer, public utility, gas producer or transporter or industrial user for an all-inclusive lease payment.

In addition to complete turbine-driven packages and operation and maintenance services, Stewart & Stevenson offers parts and repair services for turbine-driven equipment and is authorized to perform complete overhaul services on GE and Allison gas turbine engines. Other turbine products manufactured by the Company include an exhaust flow enhancement device, manufactured under license from Norlock Technologies, Inc. This new product improves power output and fuel efficiency and reduces exhaust gas turbulence.

Stewart & Stevenson believes that the international market provides significant sale and lease opportunities for the Company's gas turbine products. The market for electrical power in developing countries is growing, and the Company's gas turbine generator sets are well suited for the requirements of developing countries; providing quick delivery, low initial capital costs and ease of installation in areas without significant existing electrical power infrastructure.

A majority of the Company's gas turbine sales is derived from packaging gas turbine engines manufactured by GE. The Company is the exclusive packager of all LM6000 generator sets sold by GE in the United States and Canada and has been an authorized packager of GE gas turbine engines since 1979. The Company has no reason to believe that its relationship with GE will not continue for the foreseeable future. Any interruption of this relationship, however, would adversely affect the Company.

Sales of gas turbine products and services accounted for approximately 47.6%, 49.2% and 50.5%, respectively, of consolidated sales in Fiscal 1994, 1993 and 1992.

Other Power Systems. The majority of other power systems packaged by Stewart & Stevenson are generator sets and mechanical drive packages using reciprocating engines fueled with diesel, natural gas, or both. Generator sets range in size from 20 kw to 12,700 kw and are based on engines supplied by Detroit Diesel Corporation ("Detroit Diesel"), General Motors Corporation ("General Motors") or other independent manufacturers. The Company undertakes the selection of the appropriate engine and generator based on the intended application and fabricates the completed package according to a design developed specifically to fit the needs of the customer. Reciprocating engine driven generator sets are marketed by the Company as both stand-by power sources for emergency use and as prime power sources to supply electricity at remote locations. Mechanical drive packages include pump packages for irrigation and compressor packages for pipelines.

Stewart & Stevenson is also a leading manufacturer of well stimulation equipment and other diesel equipment for the oilfield service industries. Despite the depressed domestic drilling markets, the Company has continued to manufacture these products, primarily for sale in the international market. Most of the Company's well stimulation equipment is manufactured according to the Company's proprietary designs and incorporates advanced microprocessor-based systems to automatically control the pressures, density and other characteristics of the high pressure fluids used to fracture oil-bearing formations. Other oilfield equipment includes coil-tubing equipment, blowout preventors and high pressure valves for the drilling and workover industry.

Stewart & Stevenson manufactures a complete line of aircraft ground support equipment, including gate tractors, air-start units, ground power equipment and air conditioning systems.

Sales of other power systems and services accounted for 8.8%, 12.5% and 12.2%, respectively, of consolidated sales in Fiscal 1994, 1993 and 1992.

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

                                                                                              Original
                                                                                              Contract
Manufacturer                   Products                    Territories                          Date
____________                   ________                    ___________                         ______
Detroit Diesel Corporation     Heavy Duty High Speed       Texas, Colorado, New                 1938
                               Diesel Engines              Mexico, Wyoming, Nebraska,
                                                           Louisiana, Mississippi and
                                                           Alabama; Venezuela

Electro-Motive Division        Heavy Duty Medium Speed     Texas, Colorado, New                 1988
of General Motors Corporation  Diesel Engines              Mexico, Nebraska, Oklahoma,
                                                           Arkansas, Louisiana, Tennessee,
                                                           Mississippi and Alabama; Mexico;
                                                           Central America; most of South
                                                           America

Cooper Industries, Inc.        Large-bore Natural Gas,     Varies depending on engine           1991
                               Dual Fuel and Diesel        size, fuel and application
                               Engines

Allison Transmission           On- and Off-Highway         Texas, Colorado, New                 1962
Division of General            Automatic Transmissions,    Mexico, Wyoming, Nebraska,
Motors Corporation             Power Shift Transmissions   Louisiana, Mississippi and
                               and Torque Converters       Alabama; Venezuela

Hyster Company                 Material Handling           Texas                                1960
                               Equipment

John Deere Industrial          Construction, Utility       Southeast Texas and                  1987
Equipment Company              and Forestry Equipment      Wyoming

Thermo King Corporation        Transport Refrigeration     Southeast Texas and                  1970
                               Equipment                   Southern Louisiana

Waukesha Engine                Natural Gas Industrial      Colorado, Montana,                   1995
Division of Dresser            Engines                     North Dakota, Oklahoma,
Industries, Inc.                                           Wyoming, New Mexico,
                                                           Utah, Oregon, Hawaii,
                                                           Kansas, Arizona, California,
                                                           Washington and Nevada

Deutz Corporation              Diesel Engines              Colorado, Wyoming,                   1995
                                                           Arizona, New Mexico,
                                                           Washington and Alaska

Distribution agreements generally require the Company to purchase and stock the products and repair parts covered thereby for resale to end users, original equipment manufacturers or independent dealers within the franchise area of distribution. Such agreements also require the Company to provide after-sale service within its designated territory and may contain provisions prohibiting the sale of competitive products within the franchise territory. Distribution operations are conducted at branch facilities located in major cities within the Company's franchised area of distribution. New products are marketed primarily under the trademarks and the trade names of the original manufacturer. During Fiscal 1994, the Company acquired substantially all of the assets of Power Application & Mfg. Co. ("PAMCO"), a Waukesha distributor for the western United States.

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

The Distribution segment also manufactures and sells snow removal equipment, wheel chair lifts and rail car movers. Some products manufactured by the Distribution segment are based upon proprietary designs owned by the Company and others are based upon designs owned by others and licensed to the Company.

Operations of the Distribution segment accounted for approximately 30.4%, 31.8% and 33.1%, respectively, of consolidated sales during Fiscal 1994, 1993 and 1992. The Distribution segment's marketing units regularly sell certain products manufactured by units of the Engineered Power Systems segment and also sell to military and airline users. In both cases, such sales are included in the Distribution segment.

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

The Family of Medium Tactical Vehicles is the U.S. Army's next generation of basic transportation vehicle for personnel and materials. As such, the FMTV is produced in several variants to carry troops and cargo, including cargo beds, vans, troop carriers, wreckers, dump trucks and tractors. In addition, several of the vehicles are specially configured for airborne operation. Although more than ten configurations of the FMTV are being produced, a high degree of common components is incorporated in the Stewart & Stevenson design.

The vehicles manufactured by the Company are based on a design acquired from Steyr-Daimler-Puch, A.G., an established Austrian-based manufacturer of military and commercial vehicles. It was adapted to the requirements of the U.S. Army by Stewart & Stevenson and incorporates a diesel engine manufactured by Caterpillar, Inc., an automatic transmission and transfer case manufactured by Allison and drive axles manufactured by Rockwell Corporation. Although the FMTV is the Company's first high volume production vehicle, the Company has previously packaged various equipment for the U.S. Armed Forces using diesel and gas turbine engines.

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

Operations of the Tactical Vehicle Systems segment accounted for approximately 13.0%, 6.7% and 4.2%, respectively, of consolidated sales during Fiscal 1994, 1993 and 1992.

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

The Engineered Power Systems segment competes with various entities, including certain suppliers of major components, for sale of its products. Manufacturers of gas turbine generator sets in the 20-52 Mw size include General Electric Corporation, Ruston Gas Turbines Ltd., ABB Energy Services, Inc., a subsidiary of Asea Brown Boveri, Seimens and Westinghouse. Competition in the market for the other products manufactured by the Engineered Power Systems segment is highly diversified with no single competitor participating in all of the markets of the Company. The Distribution segment competes with distributors for other manufacturers in the sale of original equipment, with the manufacturers and distributors of non-original equipment parts for the sale of spare parts and with independent repair shops for in-shop and on-site repair services.

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

The performance of operation and maintenance contracts in some countries could be disrupted by political unrest, terrorist activity or government action. The Company believes that any such disruption would be temporary. No business segment of the Company is dependent on foreign operations.

UNFILLED ORDERS

Stewart & Stevenson's unfilled orders consist of written purchase orders, letters of intent and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at the close of Fiscals 1994 and 1993 were as follows:

                                       Estimated percentage
                                       to be recognized in            Fiscal         Fiscal
                                           Fiscal 1995                 1994           1993
                                       ___________________            ______         ______
                                                                      (Dollars in millions)
Engineered Power Systems
 Equipment                                      69.2%               $  416.0       $  491.5
 Operations and Maintenance                     18.3%                  311.6          269.7
                                                                    _________      _________
                                                                       727.6          761.2
Distribution                                   100.0%                   40.0           32.6
Tactical Vehicle Systems                        13.3%                1,017.8        1,119.5
                                                                    _________      _________
Total                                           29.2%               $1,785.4       $1,913.3
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

EMPLOYEES

At the end of Fiscal 1994, the Company employed approximately 4,300 persons. The Company considers its employee relations to be satisfactory.


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

Stewart & Stevenson's Engineered Power Systems segment is headquartered in Houston, where the Company owns approximately 966,000 square feet and leases approximately 48,000 square feet of space at seven locations devoted to manufacturing, warehousing and administration. The Company leases gas turbine operations and maintenance facilities in Long Beach, California totaling 5,000 square feet and maintains a sales office in Alexandria, Virginia and Fort Lauderdale, Florida. The Company owns gas turbine parts, service, operations and maintenance facilities in Syracuse, New York, Bakersfield, California and Shreveport, Louisiana and a high pressure valve manufacturing facility in Jennings, Louisiana totaling 15,000, 14,000, 40,000 and 89,000 square feet, respectively.

Activities of the Distribution segment are coordinated from Houston, where the Company owns 293,000 square feet of space at three locations devoted to equipment and parts sales and service. To service its distribution territory (See "Item 1. Business -- Distribution Segment"), Stewart & Stevenson maintains Company-operated facilities occupying 546,000 square feet of owned space and 398,000 square feet of leased space in 25 cities in Texas, Louisiana, Colorado, New Mexico, Wyoming, Utah, North Dakota, Kansas, Washington and California.

The Tactical Vehicle Systems segment is located in a 500,000 square foot Company-owned facility near Houston, Texas and leases 88,000 square feet of warehousing facilities in Houston and Lubbock, Texas.

The Company considers all property owned or leased by it to be well maintained, adequately insured and suitable for its purposes.


Item 3.  Legal Proceedings.

The Company has been advised that on January 5, 1993, John G. Runion, a former consultant of the Company, filed a civil suit for himself and the United States of America in the U. S. District Court, Southern District of Texas. The suit alleges that the Company supplied false information in violation of the False Claims Act (the "Act"), engaged in common law fraud and misapplied costs incurred in connection with a change order under a 1987 government subcontract. Under the provisions of the Act, the suit has not been served upon the Company pending an investigation of the case by the U. S. Department of Justice and a determination as to whether the Department of Justice will intervene and pursue the matter on behalf of the United States. The suit alleges treble damages of $21 million plus unspecified penalties. The Company is aware that the Defense Criminal Investigation Service and the United States Air Force Office of Special Investigation are conducting an investigation into whether the Company violated any criminal statute in connection with the same facts. The Company has denied any wrongdoing in connection with the pricing of the change order and believes that both the criminal investigation and the civil case will be resolved without any material effect on the financial position, net worth or results of operations of the Company.

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

None.



PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol: SSSS. There were 864 shareholders of record as of February 28, 1995. The following table sets forth the high and low sales prices relating to the Company's Common Stock and the dividends paid by the Company in each quarterly period within the last two fiscal years.

                                       Fiscal                              Fiscal
                                        1994                                1993
                            ______________________________      ______________________________
                            High       Low        Dividend      High       Low        Dividend
                            _____      ____       ________      _____      ____       ________
First Quarter               53 3/4     41 1/4     0.06          38 1/2     28         0.05
Second Quarter              45 3/4     38 1/4     0.07          46 3/4     35 3/4     0.06
Third Quarter               40 3/4     33 3/4     0.07          51 3/4     42 1/2     0.06
Fourth Quarter              38 3/4     28         0.07          53 3/4     44 1/4     0.06

Item 6. Selected Financial Data.

The Selected Financial Data set forth below should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Stewart & Stevenson Services, Inc.
CONSOLIDATED FINANCIAL REVIEW

_________________________________________________________________________________________________________________
(In thousands, except per share data)              Fiscal        Fiscal        Fiscal       Fiscal       Fiscal
                                                    1994          1993          1992         1991         1990
_________________________________________________________________________________________________________________
Financial Data:

Sales                                           $1,138,336      $981,892      $812,526     $686,363     $645,766

Earnings before income
taxes and accounting change <F1>                   102,852        85,301        64,376       52,259       43,152

Earnings before accounting change <F1>              67,558        56,780        43,958       35,703       29,384

Net earnings <F1>                                   67,558        56,780        34,658       35,703       29,384

Total assets                                       875,616       692,624       573,348      477,858      394,118

Short-Term Debt (including
current portion of Long-Term Debt)                  43,344         7,219         3,252        4,582       58,616

Long-Term Debt                                     116,900        68,000        44,451       27,939       37,982

Per Share Data :

Earnings before accounting change <F1>                2.05          1.73          1.35         1.18         0.99

Net earnings <F1>                                     2.05          1.73          1.06         1.18         0.99

Cash dividends declared                               0.27          0.23          0.19         0.15         0.11


<F1> The Company adopted Statement of Financial Accounting Standard No. 106 effective February 1, 1992, resulting in a cumulative charge to 1992 earnings of $9,300, or $0.29 per share, after a deferred tax benefit of $4,790 (see Note 7 in the notes to the consolidated financial statements).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis, as well as the accompanying consolidated financial statements and related footnotes, will aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information.

SUMMARY

The following table sets forth for the periods indicated (i) percentages which certain items reflected in the Company's Consolidated Statements of Earnings bear to consolidated sales of the Company and (ii) the percentage increase (decrease) of such items as compared to the indicated prior period:

                                                  Relationship to                       Percentage
                                                 Consolidated Sales                 Increase (Decrease)
__________________________________________________________________________________________________________
                                          Fiscal       Fiscal       Fiscal                 Fiscal
                                           1994         1993         1992          1993-1994    1992-1993
==========================================================================================================
Sales                                     100.0%       100.0%       100.0%            15.9%        20.8%
Cost of sales                              84.0         84.1         84.4             15.7         20.4
                                          _________________________________
Gross profit                               16.0         15.9         15.6             17.0         23.2

Selling and administrative expenses         6.6          7.0          7.5             10.1         11.7
Interest expense                             .6           .3           .5            107.2        (10.2)
Other income, net                           (.2)         (.1)         (.3)           161.4        (62.6)
                                          _________________________________
                                            7.0          7.2          7.7             12.6         13.5
                                          _________________________________
Earnings before income taxes
 and accounting change                      9.0          8.7          7.9             20.6         32.5
Income taxes                                3.0          2.9          2.5             23.3         35.9
                                          __________________________________
Earnings of consolidated
 companies before accounting change         6.0          5.8          5.4             19.3         30.9

Equity in net earnings (loss) of
 unconsolidated affiliates                  (.1)          .0           .0              N/A          N/A
                                          __________________________________
Earnings before accounting change           5.9%         5.8%         5.4%            19.0         29.2
                                          ==================================

RESULTS OF OPERATIONS

Business Segment Highlights


_____________________________________________________________________________________________________________________________
(Dollars in thousands)
                                                                    Sales                                   Growth Rate
                                        _____________________________________________________________________________________
                                               Fiscal               Fiscal              Fiscal                 Fiscal
                                                1994                 1993                1992          1993-1994    1992-1993
_____________________________________________________________________________________________________________________________

Engineered Power Systems               $  642,804    57%      $602,853    61%     $508,898    63%           +7%         +18%
Distribution                              346,564    30        311,983    32       269,045    33           +11          +16
Tactical Vehicle Systems                  147,920    13         65,894     7        34,112     4          +124          +93
Corporate Services                          1,048     -          1,162     -           471     -           -10         +147
                                       ___________________________________________________________
                                       $1,138,336   100%      $981,892   100%     $812,526   100%          +16          +21
                                       ===========================================================

                                                               Operating Profit                             Growth Rate
                                        _____________________________________________________________________________________
                                               Fiscal                Fiscal             Fiscal                 Fiscal
                                                1994                  1993               1992          1993-1994    1992-1993
_____________________________________________________________________________________________________________________________
Engineered Power Systems                 $ 82,395    71%        $70,292    75%     $59,578    81%          +17%         +18%
Distribution                               24,015    21          20,309    22       12,478    17           +18          +63
Tactical Vehicle Systems                    8,782     8           2,886     3        1,602     2          +204          +80
Corporate Services                            376     -             552     -          195     -           -32         +183
                                       ___________________________________________________________
                                         $115,568   100%        $94,039   100%     $73,853   100%          +23          +27
                                       ===========================================================

                                                    Operating Profit as a Percentage of Sales
                                       ___________________________________________________________
                                                  Fiscal                Fiscal             Fiscal
                                                   1994                  1993               1992
__________________________________________________________________________________________________
Engineered Power Systems                           12.8%                 11.7%              11.7%
Distribution                                        6.9                   6.5                4.6
Tactical Vehicle Systems                            5.9                   4.4                4.7
Corporate Services                                 35.9                  47.5               41.4
Consolidated                                       10.2                   9.6                9.1

Fiscal 1994 vs. Fiscal 1993

Sales increased to $1,138 million for Fiscal 1994 from $982 million for Fiscal 1993. This increase represents the setting of a new sales record for the seventh consecutive year. In total, sales increased by 16% with each of the Company's segments recording new sales records. The Company's international sales increased 28% to over $301 million.

The Tactical Vehicle Systems segment showed the largest sales growth during Fiscal 1994, increasing sales by 124%. This sales growth, although significant, was less than was anticipated. Sales growth was restrained by the government's decision to delay both the testing of trucks and the approval for purchasing of key components, which effectively precluded the Company from achieving its planned production quantities. The Company has reached an agreement with the U. S. Army to restart Initial Operational Test and Evaluation of the FMTV truck program in April, 1995. The agreement also provides additional contract funding for direct support by the Company in connection with the restarted tests. Other provisions of the agreement permit the Company to file for compensation of the costs created by the suspension of testing in Fiscal 1994. The Company expects U. S. Government testing to be completed in June, 1995, which will enable the Company to increase from the current low level production to full rate production in the fourth quarter of Fiscal 1995.

The Company's Distribution segment's sales increased by 11% in Fiscal 1994. This increase reflects the continuation of both the growth of the economies of the territories serviced by the Company and the market's reception of the products which the Company sells. The Company continued to expand the territories in which it operates and the products it represents through the acquisition, during the fourth quarter of Fiscal 1994, of substantially all of the assets of PAMCO, a Waukesha distributor for the western United States.

The Engineered Power Systems segment of the Company experienced continued growth with Fiscal 1994 sales increasing 7%. The gas turbine product lines provided the majority of the sales growth. Gas turbine product support sales growth continued to exceed expectations and contributed significantly to this increase. Gas turbine product support consists of the servicing of customers' equipment and the long-term contracting for the operation and maintenance of the customers' power plants. Gas turbine equipment sales increased, but at a slower rate than the prior year, reflecting the U. S. utility market's uncertain response to deregulation trends. Excluding the discontinued bus product line, the diesel products group showed a slight increase in sales, primarily in products sold to the airline market. During the third quarter of Fiscal 1994, the Company completed its previously announced acquisition of substantially all of the assets of Creole International, Inc., a provider of operating and maintenance services for turbine and reciprocating engine driven equipment.

Operating profit grew by approximately 23% during Fiscal 1994 to $116 million. Each of the Company's segment's operating profits increased both in absolute amounts and as a percentage of sales. The Tactical Vehicle Systems segment's growth reflects both an increase in production levels and an improvement in the anticipated profitability of the FMTV program. The Engineered Power Systems segment had an improved revenue mix resulting primarily from the rapid growth rate of its gas turbine product support sales which generally realize a higher operating profit. The Distribution segment benefitted from improved operating efficiencies and a revenue blend of higher value added products.

Fiscal 1993 vs. Fiscal 1992

Sales increased to $982 million for Fiscal 1993 from $813 million for Fiscal 1992, primarily due to sales volume increases in the Engineered Power Systems segment. The Engineered Power Systems' gas turbine product lines were the primary source of its growth, with the highest rate of growth experienced in the gas turbine product support group. The Distribution segment's increased sales reflect both the general improvement in the U. S. economy and in the market penetration of the products distributed. The Tactical Vehicle Systems segment sales, which increased 93% in relation to Fiscal 1992, reflect the commencement of low volume truck production during Fiscal 1993. The Company's export sales declined slightly in Fiscal 1993, representing 24% of consolidated sales in Fiscal 1993 as compared to 32% in Fiscal 1992.

Operating profit increased significantly during Fiscal 1993, with the overall rate of growth exceeding the growth in sales. The Distribution segment's operating profit grew at a rate substantially greater than its sales volume growth, reflecting primarily operating efficiencies achieved through better utilization of existing plants. Both the Engineered Power Systems and the Tactical Vehicle Systems segments' operating profits increased at a rate comparable to sales volume growth.

Net Period Expense

___________________________________________________________________________________________________________
(Dollars in thousands)                                                                 Percentage Change
                                                Fiscal      Fiscal      Fiscal              Fiscal
                                                 1994        1993        1992       1993-1994    1992-1993
___________________________________________________________________________________________________________
Selling and administrative expenses            $75,249     $68,331     $61,168          +10%         +12%
Interest expense                                 6,865       3,313       3,689         +107          -10
Other income, net                               (2,528)       (967)     (2,586)        +161          -63
                                               ________________________________
                                               $79,586     $70,677     $62,271          +13          +13
                                               ================================
Net period expense as a percentage of sales       7.0%        7.2%        7.7%
                                               ================================

Net period expense continued to grow at a much slower rate than sales. Operating efficiencies as a result of spreading certain fixed administrative costs over increased sales has facilitated the control of selling and administrative expenses. Interest expense increased significantly during Fiscal 1994, resulting from increases in interest rates and in the level of borrowing required to finance operations.

Earnings Before Accounting Change

___________________________________________________________________________________________________________
(Dollars in thousands)                                                                 Percentage Change
                                                Fiscal      Fiscal      Fiscal              Fiscal
                                                 1994        1993        1992       1993-1994    1992-1993
___________________________________________________________________________________________________________
Amount                                         $67,558     $56,780     $43,958          +19%         +29%

Percentage of sales                               5.9%        5.8%        5.4%
===============================================================================

Earnings before the accounting change continued to increase in both amount and as a percentage of sales in Fiscal 1994 and 1993. These increases reflect the growth in operating profits each period.

ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employer's Accounting for Postemployment Benefits", in November 1992. SFAS 112 requires that the liability for certain postemployment benefits be recognized over the employees' service lives when certain conditions are met. The Company adopted SFAS 112 in Fiscal 1994. The adoption of SFAS 112 did not have a material impact on the Company's financial statements.

The Fiscal 1992 change in accounting represents the Company's adoption of Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits other than Pensions" (see Note 7 in the notes to consolidated financial statements). This standard requires that the cost of retiree medical and other non-pension benefits be recognized on the accrual method of accounting instead of expensing those costs when paid, as had been the generally accepted practice. The Company elected to expense previously unrecognized prior service costs immediately. This resulted in a cumulative charge to Fiscal 1992 earnings of $9.3 million, or $0.29 per share, after a deferred tax benefit of $4.8 million.

During Fiscal 1992, the Company also adopted the Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", effective February 1, 1992. SFAS 109 changed the criteria for recognition and measurement of deferred tax assets and reduces the complexity of accounting for income taxes established by Statement of Financial Accounting Standards No. 96 ("SFAS 96"), "Accounting for Income Taxes". Since the Company previously followed SFAS 96, adoption of SFAS 109 did not have a material impact on the Company's financial statements.

FINANCIAL CONDITION

Company's Capital

____________________________________________________________________________________________
(Dollars in thousands)                             Fiscal 1994              Fiscal 1993
                                               Amount   Percentage      Amount   Percentage
____________________________________________________________________________________________
Long-Term Debt                                $116,900      21%        $ 68,000      15%
Other Long-Term Liabilities                     28,559       5           24,780       5
Shareholders' Equity                           419,003      74          358,658      80
                                              ______________________________________________
                                              $564,462     100%        $451,438     100%
                                              ==============================================

The Company's capital consisted principally of shareholders' equity at the end of Fiscal 1994 and 1993. Shareholders' equity increased $60,345 during Fiscal 1994 and $52,990 during Fiscal 1993 primarily as a result of earnings retained after dividends.

The Company had $42 million and $5 million in short-term borrowings at the end of Fiscal 1994 and 1993, respectively. Total debt increased during Fiscal 1994 and 1993 principally due to the timing of customer progress payments for contracts in process in Fiscal 1994 and 1993 and the previously discussed acquisitions made in Fiscal 1994. See related Note 6 in the notes to the consolidated financial statements.

The Company may expand its Distribution and Engineered Power Systems segments by selective acquisition of additional distribution territories and product lines. In the event that such activities or growth in existing operations create a need for working capital or capital expenditures in excess of existing committed lines of credit, the Company may seek to convert uncommitted borrowing arrangements to committed credit facilities, to borrow under other long-term financing sources or to issue additional equity securities. The Company has an agreement in principle to sell to GE Capital warrants for the Company's Common Stock in connection with certain transactions as described in
Note 9 of the consolidated financial statements. The Company's current credit facilities appear adequate to meet its foreseeable cash requirements.

LIQUIDITY

Cash Provided From Operations

_________________________________________________________________________________________
(Dollars in thousands)                                   Fiscal       Fiscal      Fiscal
                                                          1994         1993        1992
__________________________________________________________________________________________
Earnings before accounting change                     $  67,558     $ 56,780     $43,958
Depreciation and amortization                            23,954       21,175      12,305
Deferred income taxes                                     2,170          413      (2,935)
                                                      ____________________________________
Funds from operations                                    93,682       78,368      53,328
Change in net operating assets and liabilities         (146,288)     (86,395)     23,068
                                                      ____________________________________
Net cash provided by (used in) operating activities   $ (52,606)    $ (8,027)    $76,396
                                                      ====================================

Funds from operations increased 20% during Fiscal 1994 versus a 47% increase during 1993, reflecting primarily the growth in earnings each year. The Company's investment in net operating assets and liabilities increased by an amount greater than that provided from operations during Fiscal 1994 and 1993. The significant components of net operating assets and liabilities grew at rates comparable with sales growth, excluding recoverable costs and accrued profits not yet billed. Significant growth in recoverable costs and accrued profits not yet billed occurred in both the Tactical Vehicle Systems segment and the Engineered Power Systems segment. The Tactical Vehicle Systems segment is primarily funded progress payments under government regulations which require that contractors retain a significant amount of the contract costs until government acceptance of the product. The production delays for the FMTV contract increased costs and delayed deliveries resulting in a build up in the unliquidated contract costs in excess of what was planned. The Engineered Power Systems segment's gas turbine product line's mix of international contracts, which generally provide for lower customer contract funding requirements, experienced significant growth resulting in the increased recoverable costs and accrued profits not yet billed. Working capital to support the operations of the Company fluctuates significantly depending on the aforementioned progress payment streams of the contracts in process. The Company regularly bids on commercial and government contracts, which if awarded to the Company, could significantly affect both working capital and capital expenditures needs.

The Company's liquidity was comparable at the end of both Fiscal 1994 and 1993 using several measures of liquidity and leverage. The Company's current ratio (current assets divided by current liabilities) remained somewhat constant at 2.3:1 and 2.2:1 at the end of Fiscal 1994 and Fiscal 1993, respectively. The long-term debt to equity ratio (long-term debt including the current portion divided by total shareholders' equity) was 28% at the end of Fiscal 1994 and 20% at the end of Fiscal 1993. The Company's interest coverage (earnings before income taxes and interest expense divided by interest expense) decreased to 16.0 times interest for Fiscal 1994 versus 26.7 times interest for Fiscal 1993, as a result of increasing interest rates and total debt outstanding.

CAPITAL EXPENDITURES AND COMMITMENTS

Capital Expenditures By Industry Segment

___________________________________________________________________________________________________________
(Dollars in thousands)                                                                 Percentage Change
                                                Fiscal      Fiscal     Fiscal               Fiscal
                                                 1994        1993       1992        1993-1994    1992-1993
___________________________________________________________________________________________________________
Engineered Power Systems                       $12,082     $14,502     $18,646          -17%         -22%
Distribution                                    17,651       9,302       5,582          +90          +67
Tactical Vehicle Systems                         2,929       6,061      36,852          -52          -84
Corporate Services                                 717         781      13,985           -8          -94
                                               ________________________________
                                               $33,379     $30,646     $75,065           +9          -59
                                               ================================

Capital expenditures returned to historical levels in Fiscal 1994 and 1993 after having increased significantly during Fiscal 1992. The Distribution segment's increase during Fiscal 1994 includes the capital assets acquired in the acquisition of PAMCO. The capital expenditures program at the Tactical Vehicle Systems segment and the program to upgrade the Engineered Power Systems segment's facilities were both substantially completed during Fiscal 1993. The Corporate Services capital expenditures in Fiscal 1992 consisted primarily of the consolidation of a limited partnership, in which the Company became a majority limited partner. This limited partnership owns the building where the Company's corporate office is located.

Cash Dividends

___________________________________________________________________________________________________________
(In thousands, except per share data)                                                    Growth Rate
                                                Fiscal      Fiscal      Fiscal              Fiscal
                                                 1994        1993        1992       1993-1994    1992-1993
___________________________________________________________________________________________________________
Amount of Cash Dividends                        $8,904      $7,563      $6,193          +18%         +22%

Annual Rate of Cash Dividends per Share         $ 0.27      $ 0.23      $ 0.19          +17          +21

The amount of cash dividends increased 18% and 22% during Fiscal 1994 and 1993, respectively. Cash dividends represented 13%, 13% and 14% of earnings before accounting change for Fiscal 1994, 1993 and 1992, respectively. Even though substantial dividends were paid, the Company retained sufficient earnings to invest in new plant and equipment for a wide variety of capital expenditure projects, particularly those which increase productivity, and to provide adequate financial resources for internal and external growth opportunities. The Board of Directors of the Company intends to consider the payment of dividends on a quarterly basis, commensurate with the Company's earnings and financial needs.

GOVERNMENT CONTRACTING

The Company's government contract operations are subject to U.S. Government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on government procurement regulations, under certain circumstances a contractor can be fined, as well as suspended or barred from government contracts. On November 5, 1993, the Company was advised that a former consultant had filed a suit on his own behalf and on behalf of the United States of America alleging that the Company supplied false information, engaged in fraud and misapplied costs in connection with a change order under a 1987 government subcontract. The suit claims treble damages of $21 million and unspecified penalties. Management of the Company has denied any wrongdoing and believes the case will be resolved with no material adverse effect on the Company's business, its financial condition or its operating results.

Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. The Company's ultimate profitability on such contracts will depend not only upon the accuracy of the Company's cost projections, but also the eventual outcome of an equitable settlement of contractual issues with the U.S. Government.

The contract to produce 2 1/2-ton and 5-ton trucks for the U. S. Army is subject to congressional approval of necessary funding for future program years. As of January 31, 1995, funding for purchases for Program Year Five had not been received. If such funding is not approved or is limited or delayed, the number of trucks produced in each fiscal year may be reduced or contract performance may be delayed.


Item 8. Financial Statements and Supplemental Data.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Stewart & Stevenson Services, Inc.

We have audited the accompanying consolidated statements of financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 7 and Note 10 to the consolidated financial statements, in Fiscal 1992 the Company changed its method of accounting for postretirement medical benefit costs to conform with Statement of Financial Accounting Standards No. 106 and its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109. As discussed in Note 8 to the consolidated financial statements, effective February 1, 1994, the Company changed its method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standard No. 112.



ARTHUR ANDERSEN LLP

Houston, Texas
March 13, 1995


Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

______________________________________________________________________________________________
(Dollars in thousands)                                                  Fiscal        Fiscal
                                                                         1994          1993
______________________________________________________________________________________________
Assets

Current Assets

   Cash and equivalents                                               $  3,987      $  7,788
   Accounts and notes receivable, net                                  186,814       147,292
   Recoverable costs and accrued profits not yet billed                227,467       115,868
   Inventories                                                         295,867       269,605
   Other                                                                   364           224
                                                                      _________     _________
      Total Current Assets                                             714,499       540,777

Property, Plant and Equipment, net                                     131,860       126,473

Other assets                                                            29,257        25,374
                                                                      _________     _________
                                                                      $875,616      $692,624
                                                                      =========     =========
Liabilities and Shareholders' Equity

Current Liabilities

   Notes Payable                                                      $ 42,000      $  5,000
   Accounts Payable                                                    164,474       131,780
   Accrued payrolls and incentives                                      21,611        18,629
   Billings on uncompleted contracts in excess of incurred costs        11,284        31,088
   Current income taxes                                                 42,240        27,931
   Current portion of long-term debt                                     1,344         2,219
   Other accured liabilities                                            28,201        24,539
                                                                      _________     _________
      Total Current Liabilities                                        311,154       241,186

Long-Term Debt                                                         116,900        68,000

Deferred Income Taxes                                                    8,038         5,868

Accrued Postretirement Benefits                                         15,252        15,028

Deferred Compensation                                                    5,269         3,884

Shareholders' Equity

   Common Stock, without par value, 50,000,000
   shares authorized; 33,009,635 and 32,948,885
   shares issued at January 31, 1995 and 1994,
   respectively, including 11,820 shares held in treasury              162,057       160,366

   Retained earnings                                                   256,979       198,325
                                                                      _________     _________
                                                                       419,036       358,691
   Less cost of treasury stock                                             (33)          (33)
                                                                      _________     _________
      Total Shareholders' Equity                                       419,003       358,658
                                                                      _________     _________
                                                                      $875,616      $692,624
                                                                      =========     =========

See notes to consolidated financial statements


Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS

___________________________________________________________________________________________________________
(In thousands, except per share data)                                   Fiscal        Fiscal        Fiscal
                                                                         1994          1993          1992
___________________________________________________________________________________________________________
Sales                                                               $1,138,336      $981,892      $812,526
Cost of sales                                                          955,898       825,914       685,879
                                                                    ___________     _________     _________
Gross profit                                                           182,438       155,978       126,647

Selling and administrative expenses                                     75,249        68,331        61,168
Interest expense                                                         6,865         3,313         3,689
Other income, net                                                       (2,528)         (967)       (2,586)
                                                                    ___________     _________     _________
                                                                        79,586        70,677        62,271
                                                                    ___________     _________     _________

Earnings before income taxes and accounting change                     102,852        85,301        64,376
Income taxes                                                            34,520        27,999        20,597
                                                                    ___________     _________     _________
Earnings of consolidated companies before accounting change             68,332        57,302        43,779
Equity in net earnings (loss) of unconsolidated affiliates                (774)         (522)          179
                                                                    ___________     _________     _________
Earnings before accounting change                                       67,558        56,780        43,958
Cumulative effect of accounting change                                     -0-           -0-        (9,300)
                                                                    ___________     _________     _________
Net earnings                                                        $   67,558      $ 56,780      $ 34,658
                                                                    ===========     =========     =========


Weighted average number of shares of Common Stock outstanding           32,973        32,861        32,560
                                                                    ===========     =========     =========

Earnings per share before accounting change                         $     2.05      $   1.73      $   1.35
Cumulative effect of accounting change, per share                          -0-           -0-          (.29)
                                                                    ___________     _________     _________
Net earnings per share                                              $     2.05      $   1.73      $   1.06
                                                                    ===========     =========     =========

See notes to consolidated financial statements


Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

___________________________________________________________________________________________________________
(Dollars in thousands)                                   Common       Retained       Treasury
                                                         Stock        Earnings        Stock         Total
___________________________________________________________________________________________________________
Balance at end of Fiscal 1991                           $151,704      $120,805      $    (33)     $272,476
 Net earnings                                                           34,658                      34,658
 Stock dividends                                             162          (162)                        -0-
 Cash dividends                                                         (6,193)                     (6,193)
 Exercise of stock options                                 4,727                                     4,727
                                                        _________     _________     _________     _________
Balance at end of Fiscal 1992                            156,593       149,108           (33)      305,668
 Net earnings                                                           56,780                      56,780
 Cash dividends                                                         (7,563)                     (7,563)
 Exercise of stock options                                 3,773                                     3,773
                                                        _________     _________     _________     _________
Balance at end of Fiscal 1993                            160,366       198,325           (33)      358,658
 Net earnings                                                           67,558                      67,558
 Cash dividends                                                         (8,904)                     (8,904)
 Exercise of stock options                                 1,691                                     1,691
                                                        _________     _________     _________     _________
Balance at end of Fiscal 1994                           $162,057      $256,979      $    (33)     $419,003
                                                        =========     =========     =========     =========

See notes to consolidated financial statements


Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

___________________________________________________________________________________________________________
(Dollars in thousands)                                                  Fiscal        Fiscal        Fiscal
                                                                         1994          1993          1992
___________________________________________________________________________________________________________
Operating Activities
 Net earnings                                                        $  67,558     $  56,780     $  34,658
 Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
 Accrued postretirement benefits                                           224           (91)       15,119
 Depreciation and amortization                                          23,954        21,175        12,305
 Deferred income taxes, net                                              2,170           413        (2,935)
 Change in operating assets and liabilities:
   Accounts and notes receivable                                       (39,522)       (4,126)      (22,136)
   Recoverable costs and accrued profits not yet billed               (111,599)      (59,175)       (5,664)
   Inventories                                                         (26,262)      (57,099)       21,050
   Accounts payable                                                     32,694         3,010        30,283
   Billings on uncompleted contracts in excess
    of incurred costs                                                  (19,804)       14,104        (8,680)
   Current income taxes                                                 14,309        14,081         2,083
   Other current liabilities                                             6,644         7,126        10,831
   Other--principally long-term assets and liabilities                  (2,972)       (4,225)      (10,518)
                                                                     __________    __________    __________
Net Cash Provided by (Used in) Operating Activities                    (52,606)       (8,027)       76,396


Investing Activities
 Expenditures for property, plant and equipment                        (33,379)      (30,646)      (75,065)
 Disposal of property, plant and equipment                               4,372           796           377
                                                                     __________    __________    __________
  Net Cash Used in Investing Activities                                (29,007)      (29,850)      (74,688)


Financing Activities
 Additions to long-term borrowings                                      85,000       192,918       190,000
 Payments on long-term borrowings                                      (36,975)     (170,402)     (174,818)
 Net borrowings and payments on short-term notes payable                37,000         5,000           -0-
 Dividends paid                                                         (8,904)       (7,563)       (6,193)
 Exercise of stock options                                               1,691         3,773         4,727
                                                                     __________    __________    __________
  Net Cash Provided by Financing Activities                             77,812        23,726        13,716
                                                                     __________    __________    __________
Increase (decrease) in cash and equivalents                             (3,801)      (14,151)       15,424
Cash and equivalents, beginning of fiscal year                           7,788        21,939         6,515
                                                                     __________    __________    __________
Cash and equivalents, end of fiscal year                             $   3,987     $   7,788     $  21,939
                                                                     ==========    ==========    ==========

See notes to consolidated financial statements



Stewart & Stevenson Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1: Summary of Principal Accounting Policies

Fiscal Year: The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1994" commenced on February 1, 1994 and ended on January 31, 1995.

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

Accounting Change: Effective February 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions" ("SFAS 106")(see Note 7), and No. 109, "Accounting For Income Taxes" ("SFAS 109")(see Note 10). During the fourth quarter of Fiscal 1994, the Company adopted, effective February 1, 1994, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112")(see Note 8).

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

Contract Revenues and Costs: Revenue is recognized when a product is shipped or accepted by the customer, except for large gas turbine contracts, where revenue is recognized using the percentage-of-completion method. The revenues of the Tactical Vehicle Systems segment are generally recognized under the units-of-production method, whereby sales and estimated average cost of the units to be produced under the Family of Medium Tactical Vehicle ("FMTV") contract are recognized as units are substantially completed. Profits expected to be realized on contracts are based on the Company's estimates of total sales value and costs at completion. Changes in estimates for sales, costs, and profits are recognized in the period which they are determinable using the cumulative catch-up method of accounting. In certain cases the estimated sales values include amounts expected to be realized from contract adjustments or claims subject to negotiations or legal proceedings. Any anticipated losses on contracts are charged in full to operations in the period in which they are determinable.

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

Fair Value of Financial Instruments: The Company's financial instruments consist primarily of cash and equivalents, trade receivables, trade payables and debt instruments. The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values. Generally, the Company's notes receivable and payable have interest rates which are tied to current market rates. The Company estimates that the book value of its financial instruments approximates market values.

Warranty Costs: Expected warranty and performance guarantee costs are accrued as revenue is recorded, based on historical experience and contract terms.

Net Earnings Per Share: Net earnings per share of Common Stock are computed by dividing net earnings by the weighted average number of shares outstanding. Common Stock equivalents (outstanding options to purchase shares of Common Stock) are excluded from the computations as they are insignificant.

Reclassifications: The accompanying consolidated financial statements for Fiscal 1993 and 1992 contain certain reclassifications to conform with the presentation used in Fiscal 1994.

Note 2: Industry Segment Data

The Engineered Power Systems segment includes the designing, packaging, manufacturing and marketing of diesel and gas turbine engine-driven equipment and the operations and maintenance of large gas turbine projects and petroleum production facilities. The Distribution segment includes the marketing of diesel engines, automatic transmissions, material handling equipment, transport refrigeration units and construction equipment and the provision of related parts and service. The Tactical Vehicle Systems segment includes the designing, manufacturing and marketing of tactical vehicles, primarily 2 1/2-ton and 5-ton trucks under contract with the United States Army.

The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

Corporate assets consist primarily of cash and equivalents and the assets of a limited partnership.

The Company markets its engineered power systems throughout the world and is not dependent upon any single geographic region or single customer. Other than the U. S. Government, no single group or customer represents greater than 10% of consolidated sales. Export sales, including sales to domestic customers for export, for Fiscal 1994, 1993 and 1992 were $301,885, $237,807 and $256,269, respectively. Export sales to any single geographic region in Fiscal 1994 were not material to consolidated sales. Export sales in Fiscal 1993 included $113,597 destined for Asia and in Fiscal 1992 included $87,271 destined for South America.

Financial information relating to industry segments is as follows:

_______________________________________________________________________________________________________________
                                                            Operating   Identifiable    Capital
                                                Sales        Profit        Assets    Expenditures  Depreciation
_______________________________________________________________________________________________________________
Fiscal 1994
Engineered Power Systems                    $  642,804      $ 82,395      $478,354      $12,082      $ 6,759
Distribution                                   346,564        24,015       222,462       17,651        6,113
Tactical Vehicle Systems                       147,920         8,782       152,772        2,929        9,943
Corporate Services                               1,048           376        22,028          717          805
                                            ___________     _________     _________     ________     ________
Total                                       $1,138,336      $115,568      $875,616      $33,379      $23,620
                                            ===========     =========     =========     ========     ========

Fiscal 1993
Engineered Power Systems                    $  602,853      $ 70,292      $396,712      $14,502      $ 5,330
Distribution                                   311,983        20,309       157,696        9,302        5,075
Tactical Vehicle Systems                        65,894         2,886       113,917        6,061        9,405
Corporate Services                               1,162           552        24,299          781          926
                                            ___________     _________     _________     ________     ________
Total                                       $  981,892      $ 94,039      $692,624      $30,646      $20,736
                                            ===========     =========     =========     ========     ========

Fiscal 1992
Engineered Power Systems                    $  508,898      $ 59,578      $311,075      $18,646      $ 3,267
Distribution                                   269,045        12,478       138,359        5,582        5,041
Tactical Vehicle Systems                        34,112         1,602        86,351       36,852        3,303
Corporate Services                                 471           195        37,563       13,985          468
                                            ___________     _________     _________     ________     ________
Total                                       $  812,526      $ 73,853      $573,348      $75,065      $12,079
                                            ===========     =========     =========     ========     ========

A reconciliation of Operating profit to Earnings before income taxes and accounting change is as follows:

_____________________________________________________________________________________________________________
                                                                            Fiscal       Fiscal       Fiscal
                                                                             1994         1993         1992
_____________________________________________________________________________________________________________
Operating profit                                                          $115,568      $94,039      $73,853
Corporate expenses                                                          (5,851)      (5,425)      (5,819)
Interest expense                                                            (6,865)      (3,313)      (3,658)
                                                                          _________     ________     ________
Earnings before income taxes and accounting change                        $102,852      $85,301      $64,376
                                                                          =========     ========     ========

Note 3: Recoverable Costs and Accrued Profits Not Yet Billed

Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts in process are as follows:

_________________________________________________________________________________________________
                                                                            Fiscal        Fiscal
                                                                             1994          1993
_________________________________________________________________________________________________
Costs incurred on uncompleted contracts                                  $ 581,151     $ 355,184
Accrued profits                                                             47,627        33,300
                                                                         __________    __________
                                                                           628,778       388,484
Less:  Customer progress payments                                         (412,595)     (303,704)
                                                                         __________    __________
                                                                         $ 216,183     $  84,780
                                                                         ==========    ==========
Included in the statements of financial position:
      Recoverable costs and accrued profits not yet billed               $ 227,467     $ 115,868
      Billings on uncompleted contracts in excess of incurred costs        (11,284)      (31,088)
                                                                         __________    __________
                                                                         $ 216,183     $  84,780
                                                                         ==========    ==========

Recoverable costs and accrued profits related to the Tactical Vehicle Systems segment include direct costs of manufacturing and engineering and allocable overhead costs. Generally, overhead costs include general and administrative expenses allowable in accordance with the United States Government contract cost principles and are charged to cost of sales at the time revenue is recognized. General and administrative costs remaining in recoverable costs and accrued profits not yet billed amounted to $22,582 and $17,852 at January 31, 1995 and 1994, respectively. The Company's total general and administrative expense incurred amounted to $86,292, $79,290 and $70,075 in Fiscal 1994, 1993 and 1992, respectively.

The United States Government has a security interest in unbilled amounts associated with contracts that provide for progress payments.

In accordance with industry practice, recoverable costs and accrued profits not yet billed include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year.

Note 4: Inventories

Summarized below are the components of inventories:

_______________________________________________________________________________________
                                                                  Fiscal        Fiscal
                                                                   1994          1993
_______________________________________________________________________________________
Engineered Power Systems                                        $229,898      $218,358
Customer deposits                                                 (5,169)       (1,178)
                                                                _________     _________
 Total Engineered Power Systems                                  224,729       217,180
Distribution                                                     121,273        98,885
Excess of current cost over LIFO values                          (50,135)      (46,460)
                                                                _________     _________
 Total Inventories                                              $295,867      $269,605
                                                                =========     =========

The Company's inventory classifications correspond to its industry segments. As a custom packager of power systems to customer specifications, the Engineered Power Systems segment's inventory consists primarily of work-in-process which includes purchased and manufactured components in various stages of assembly. The Engineered Power Systems segment's inventory at January 31, 1995 and 1994 includes approximately $14,789 and $14,271, respectively, of costs on a certain U. S. Government contract in excess of contractual authorization which will be billable upon either contractual amendment or approval of claims increasing contract funding. Management's position, supported by outside legal counsel which specializes in government procurement law, is that the Company will recover a substantial portion of the amount claimed, which significantly exceeds the inventory carrying value. The Distribution segment's inventory consists primarily of industrial equipment, equipment under modification and parts held in the Company's distribution network for resale.

During Fiscal 1994 and 1992, certain inventories were reduced. These reductions resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior fiscal years as compared with the cost of Fiscal 1994 and 1992 purchases, the effect of which increased pre-tax earnings in Fiscal 1994 and 1992 by approximately $1,741 and $204, respectively.

Note 5: Commitments and Contingencies

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled $44,415 at the close of Fiscal 1994.

Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. The Company's ultimate profitability on such contracts will depend not only upon the accuracy of the Company's cost projections, but also the eventual outcome of an equitable settlement of contractual issues with the U. S. Government.

The Company has been advised that on January 5, 1993, a former consultant of the Company filed a civil suit for himself and the United States of America alleging that the Company supplied false information in violation of the False Claims Act (the "Act"), engaged in common law fraud and misapplied costs incurred in connection with a change order under a 1987 government subcontract. Under the provisions of the Act, the suit has not been served upon the Company pending an investigation of the case by the U. S. Department of Justice and a determination as to whether the Department of Justice will intervene and pursue the matter on behalf of the United States. The suit alleges treble damages of $21 million plus unspecified penalties. The Company is aware that the Defense Criminal Investigation Service and the United States Air Force Office of Special Investigation are conducting an investigation into whether the Company violated any criminal statute in connection with the same facts. The Company has denied any wrongdoing in connection with the pricing of the change order and believes that both the criminal investigation and the civil case will be resolved without any material effect on the financial position, net worth or results of operations of the Company.

The Company is a defendant in a number of other lawsuits relating to contractual, product liability, personal injury and warranty matters and otherwise of the type normally incident to the Company's business. Management is of the opinion that such lawsuits will not result in any material liability to the Company.

The Company leases certain property and equipment under lease arrangements of varying terms. Annual rentals under terms of noncancelable leases are less than 1% of consolidated sales.

Note 6: Debt Arrangements

The Company has informal borrowing arrangements with banks which may be withdrawn at the banks' option. Borrowings under these credit arrangements are unsecured, are due within 90 days and bear interest at varying bid and negotiated rates. On January 31, 1995 and 1994, the amounts outstanding under these arrangements were $42,000 and $5,000, respectively, with a weighted average interest rate of 6.30% and 3.39%, respectively.

Long-Term Debt, which is generally unsecured, consists of the following:

__________________________________________________________________________________________________________
                                                                                      Fiscal       Fiscal
                                                                                       1994         1993
__________________________________________________________________________________________________________
Notes payable to insurance companies:
 -10.20%, principal due $1,000 annually to 1998                                     $  4,000      $ 5,000
 -Installment note, 10.20%, principal retired in 1994                                    -0-          451
Debt of consolidated limited partnership:
 -note payable to a bank, principal due monthly to 1998 (see note below)               9,000        9,000
Revolving credit notes payable to banks (see note below)                             105,000       55,000
Other                                                                                    244          768
                                                                                    _________     ________
                                                                                     118,244       70,219
Less current portion                                                                  (1,344)      (2,219)
                                                                                    _________     ________
Long-Term Debt                                                                      $116,900      $68,000
                                                                                    =========     ========

The Company has commitments of $105,000 from banks under revolving credit notes (subject to reduction at the Company's election) which mature on December 31, 1997. A commitment fee at the rate of 15 basis points per annum is paid on the daily average unused balance during the revolving period. Borrowings outstanding under the revolving credit notes bear interest at various options, the maximum rate being the prime rate. In Fiscal 1992, the Company entered into an interest rate swap agreement, which expires in Fiscal 1995, that presently converts $10,000 of floating rate debt into fixed rate debt with an interest rate of 4.28%. The net interest paid or received is included in interest expense.

The Company's unsecured long-term debt was issued pursuant to agreements containing covenants which impose working capital requirements on the Company and designated subsidiaries and restrict indebtedness, guarantees, rentals, dividends and other items. At the close of Fiscal 1994, approximately $124,678 of retained earnings were available for payment of dividends under the most restrictive covenant.

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

Interest paid on both long-term and short-term debt during Fiscal 1994, 1993 and 1992 was $6,679, $3,425 and $3,707, respectively. The amounts of long-term debt which will become due during Fiscal 1995 through 1998, are approximately:
1995--$1,344; 1996--$1,100; 1997--$106,100 and 1998--$9,700.

Note 7: Postretirement Medical Plan

The Company has a postretirement medical plan which covers most of its employees and provides for the payment of medical costs of eligible employees and dependents upon retirement. Effective February 1, 1992, the Company adopted SFAS 106 and changed its method of accounting for such costs to the accrual basis of accounting instead of expensing these costs when paid as had been the generally accepted method. The Company elected to record the previously unrecognized prior service cost of such benefits on the immediate recognition basis resulting in a cumulative charge to Fiscal 1992 earnings of $9,300, or $0.29 per share, after a deferred tax benefit of $4,790. The plan is currently not funded. The Company expects to continue financing postretirement medical costs as covered claims are incurred.

Postretirement medical benefit costs includes the following components:

______________________________________________________________________________________________________
                                                                        Fiscal      Fiscal     Fiscal
                                                                         1994        1993       1992
______________________________________________________________________________________________________
Service costs - benefits attributed to service during the period         $ 418      $ 377      $  466
Interest cost on accumulated postretirement medical benefit
  obligation                                                               678        768       1,105

Amortization of prior service costs                                       (718)      (618)        -0-
                                                                         ______     ______     _______
Net postretirement medical benefit costs                                 $ 378      $ 527      $1,571
                                                                         ======     ======     =======

The status of the plan is as follows:

______________________________________________________________________________________________
                                                                     January 31,  January 31,
                                                                        1995         1994
______________________________________________________________________________________________
Accrued Postretirement Benefits:
Retirees                                                               $ 4,454      $ 6,201
Employees eligible to retire                                             1,978        2,561
Employees not eligible to retire                                         1,500        1,419
                                                                       ________     ________
                                                                         7,932       10,181
Unrecognized prior service cost                                          5,328        5,954
Unrecognized net gain (loss)                                             1,992       (1,107)
                                                                       ________     ________
                                                                       $15,252      $15,028
                                                                       ========     ========

Postretirement medical benefit amounts were determined by applying health care costs trend rates of 9.5 to 11.5 percent for Fiscal 1994 and 10.5 to 13.0 percent for Fiscal 1993, gradually decreasing to 5.5 percent by 2012 to gross eligible medical claims, and using a discount rate of 8.75 percent for Fiscal 1994 and 7.75 percent for Fiscal 1993. Changing the health care cost trend rates by one percentage point would change the accumulated postretirement medical benefit obligation at January 31, 1995 by approximately $766 and the postretirement medical benefit costs for Fiscal 1994 by approximately $126.

The Company made plan modifications during the fourth quarter of Fiscal 1992. The plan was amended for employees that retire on or after February 1, 1993, to modify the attribution period and the cost sharing provisions of the plan.

Note 8: Employee Pension and Other Benefit Plans

The Company has a noncontributory defined benefit pension plan covering substantially all of its full-time employees. The pension benefits are based on years of service, limited to 45 years, and the employee's highest consecutive five-year average compensation out of the last ten years of employment. The Company funds pension costs in conformity with the funding requirements of applicable government regulations.

The following table sets forth the plan's funded status and amounts recognized in the Company's statements of financial position:

___________________________________________________________________________________________________________
                                                                                      Fiscal        Fiscal
                                                                                       1994          1993
___________________________________________________________________________________________________________
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested benefits
 of $34,096 in 1994 and $33,051 in 1993                                             $ 36,028      $ 34,714
                                                                                    =========     =========
 Projected benefit obligation for service rendered to date                          $(43,764)     $(44,421)

 Plan assets at fair value, primarily publicly traded stocks and bonds, including 70,956 and 120,956 shares of the Company's Common Stock
 at the end of Fiscal 1994 and 1993, respectively                                     60,686        56,099
                                                                                    _________     _________
Plan assets in excess of projected benefit obligations                                16,922        11,678
Unrecognized net gain from past experience different from that assumed                (9,114)       (4,020)
Unrecognized net asset at February 1, 1985 amortized over the
 average remaining service period                                                        -0-          (194)
                                                                                    _________     _________
Prepaid pension cost included in Other Assets                                       $  7,808      $  7,464
                                                                                    =========     =========

Net pension credit includes the following components:

_________________________________________________________________________________________________________________________
                                                                                      Fiscal        Fiscal        Fiscal
                                                                                       1994          1993          1992
_________________________________________________________________________________________________________________________
Service cost -- benefits earned during the year                                     $ 1,815        $ 2,012       $ 1,735
Interest cost on projected benefit obligation                                         3,541          3,108         3,126
Actual return on plan assets                                                         (5,494)        (4,883)       (4,550)
Amortization of unrecognized net gain                                                  (406)          (493)         (810)
Net amortization and deferrals                                                          200           (540)         (847)
                                                                                    ________       ________      ________
Net periodic pension credit                                                         $  (344)       $  (796)      $(1,346)
                                                                                    ========       ========      ========

The assumptions used are as follows:

_________________________________________________________________________________________________________________________
                                                                                                    Fiscal        Fiscal
                                                                                                     1994          1993
_________________________________________________________________________________________________________________________
Discount Rate                                                                                        8.75%         7.75%
Long-term rate of return on assets                                                                   9.50%         9.50%
Rate of increase in future compensation                                                       4.50 - 5.00%  4.50 - 5.00%

The Company has an unfunded defined benefit retirement plan for non-employee directors which provides for payments upon retirement, death, or disability. Retirement expense for this plan in Fiscal 1994, 1993 and 1992, respectively, was $68, $164 and $71.

During Fiscal 1993, the Company adopted an unfunded supplemental retirement plan for certain corporate officers. Retirement expense for the plan in Fiscal 1994 and 1993 was $216 and $290, respectively. Prior service cost not yet recognized in periodic pension cost was $1,804 and $1,208 at January 31, 1995 and 1994, respectively.

In January 1994, the Company adopted an employee savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may contribute up to 15% of their pre-tax salary, but not more than statutory limits. The Company contributes twenty five cents for each dollar contributed by a participant, subject to certain limitations. The Company's matching contribution to the savings plan was $399 and $13 in Fiscal 1994 and 1993, respectively.

Effective February 1, 1994, the Company adopted SFAS 112. The statement requires the accrual of the estimated costs of benefits provided by the employer to former or inactive employees after employment but prior to retirement. Adoption of SFAS 112 did not have a material impact upon the consolidated financial position or results of operations.

Under a nonqualified deferred compensation plan for certain employees, a portion of eligible employees' discretionary income can be deferred at the election of the employee. These deferred funds accrue interest payable to the employee at the prime rate in effect at the end of the fiscal year.

Note 9: Common Stock

Proposed issuance of common stock warrants: On January 10, 1995, the Company announced that an agreement in principle had been reached with GE Capital Corporation ("GE Capital"), a wholly owned subsidiary of General Electric Company, to offer for lease power plants and gas compression stations manufactured by the Company. Under the agreement, the Company will contribute 10% of the equity requirements for each lease transaction and GE Capital has agreed to purchase warrants for the Company's Common Stock to fund the Company's equity participation. Completion of this transaction is subject to due diligence, further negotiations and approval of a definitive agreement by the board of directors of both companies.

Shareholder Rights Plan: On March 9, 1995, the Company announced that its Board of Directors adopted a shareholder rights plan. The Company adopted the plan to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders. The rights will be issued to shareholders of record on March 20, 1995 and will expire on March 20, 2005.

The plan provides for the issuance of one right for each outstanding share of the Company's Common Stock. The rights will become exercisable only if a person or group acquires 15% or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 15% or more of the Company's stock. Each right will entitle the holder to buy one-third of a share of Common Stock at an exercise price of $30 per right, subject to antidilution adjustments. The Company's Board of Directors may, at its option, redeem all rights for $.01 per right at any time prior to the acquisition of 15% or more of the Company's stock by a person or group. If a person or group acquires 15% or more of the Company's outstanding voting stock, each right will entitle holders, other than the acquiring party, to purchase shares of the Company's Common Stock having a market value of twice the exercise price of the right.

The plan also includes an exchange option. If a person or group acquires 15% or more, but less than 50%, of the outstanding voting stock, the Board of Directors may at its option exchange the rights in whole or in part for shares of the Company's stock for each two shares of Common Stock for which a right is then exercisable. This exchange would not apply to shares held by the person or group holding 15% or more of the Company's voting stock.

If, after the rights have become exercisable, the Company merges or otherwise combines with another entity, or sells 50% or more of its assets or earning power, each right then outstanding will entitle its holder to purchase for $30, subject to antidilution adjustments, a number of the acquiring party's common shares having a market value of twice that amount.

Stock Options: The Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan and the Stewart & Stevenson Services, Inc. 1993 Nonofficer Stock Option Plan authorize the grant of options to purchase an aggregate of up to 1,800,000 and 415,000 shares of Common Stock, respectively, at not less than fair market value at the date of grant. The options have a term not exceeding ten years and vest over periods not exceeding four years. Under the terms of the 1993 Nonofficer Stock Option Plan, the number of options available for grant increased from 415,000 to 514,550 shares as of February 1, 1995.

Stock option activity under the plan is as follows:

___________________________________________________________________________________________________
                                                                  Shares          Option Price
                                                                  under               Range
                                                                  Option             Per Share
___________________________________________________________________________________________________
Outstanding at end of Fiscal 1991                                 747,400         $4.75 - $18.75
Granted                                                            58,800             $27.75
Exercised                                                        (335,000)        $4.75 - $18.75
                                                                 _________
Outstanding at end of Fiscal 1992                                 471,200         $4.75 - $27.75
Granted                                                           178,000             $32.625
Exercised                                                        (171,100)        $4.75 - $27.75
                                                                 _________
Outstanding at end of Fiscal 1993                                 478,100       $13.125 - $32.625
Granted                                                           180,050             $50.25
Exercised                                                         (60,750)      $13.125 - $32.625
Cancelled                                                         (12,225)       $18.75 - $50.25
                                                                 _________
Outstanding at end of Fiscal 1994                                 585,175        $18.75 - $50.25
                                                                 =========
Options exercisable at end of Fiscal 1994                         170,150        $18.75 - $50.25
                                                                 =========
Options available for future grants at the end of Fiscal 1994     639,975
                                                                 =========

Note 10: Income Taxes

Effective February 1, 1992, the Company adopted the method of accounting for income taxes promulgated by SFAS 109. The Company had previously accounted for income taxes under the method promulgated by Statement of Financial Accounting Standards No. 96 ("SFAS 96"). Under both SFAS 109 and SFAS 96, the deferred tax liability is determined under the liability method based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted statutory tax rates and deferred tax expense is the result of changes in the net liability for deferred taxes. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation, pension accounting, contract accounting, and nondeductible accruals. Adoption of SFAS 109 did not have a material effect on Fiscal 1992 earnings before the accounting change for SFAS 106.

The components of the income tax provision and the income tax payments are as follows:

__________________________________________________________________________________________
                                                         Fiscal       Fiscal       Fiscal
                                                          1994         1993         1992
__________________________________________________________________________________________
Current                                                 $ 2,194      $10,454      $17,917
Deferred                                                 32,326       17,545        2,680
                                                        ________     ________     ________
Income tax provision                                    $34,520      $27,999      $20,597
                                                        ========     ========     ========
Income tax payments (excluding refunds)                 $17,422      $11,965      $13,667
                                                        ========     ========     ========

A reconciliation between the provision for income taxes and income taxes computed by applying the statutory U. S. Federal income tax rates of 35% in both Fiscal 1994 and 1993 and 34% in Fiscal 1992 is as follows:

_________________________________________________________________________________________
                                                         Fiscal       Fiscal       Fiscal
                                                          1994         1993         1992
__________________________________________________________________________________________
Provision at statutory rates                            $35,998      $29,856      $21,888

Other                                                    (1,478)      (1,857)      (1,291)
                                                        ________     ________     ________
                                                        $34,520      $27,999      $20,597
                                                        ========     ========     ========

The tax effects of the significant temporary differences which comprise the deferred tax liability at the end of Fiscal 1994 and 1993 are as follows:

_____________________________________________________________________________
                                                         Fiscal       Fiscal
                                                          1994         1993
_____________________________________________________________________________
Deferred Tax Assets
 Postretirement benefit obligation                      $ 5,338      $ 5,260
 Accrued expenses and other reserves                     11,072       11,426
 Other                                                       54        1,316
                                                        ________     ________
     Gross deferred tax assets                           16,464       18,002
Deferred Tax Liabilities
 Property, plant and equipment                            4,602        4,027
 Pension accounting                                       2,449        2,412
 Contract accounting                                     34,817       27,533
 Prepaid expenses and deferred charges                   37,563       16,997
 Other                                                    9,685        7,359
                                                        ________     ________
     Gross deferred tax liabilities                      89,116       58,328
                                                        ________     ________
Net deferred tax liability                              $72,652      $40,326
                                                        ========     ========

Current portion of deferred tax liability               $64,614      $34,458
Non-current portion of deferred tax liability             8,038        5,868
                                                        ________     ________
Net deferred tax liability                              $72,652      $40,326
                                                        ========     ========

Note 11: Supplemental Financial Data

Receivables consist of the following:

______________________________________________________________________________

                                                         Fiscal        Fiscal
                                                          1994          1993
______________________________________________________________________________
Accounts receivable                                    $186,024      $145,433
Notes receivable                                          2,458         3,576
Allowance for doubtful accounts                          (1,668)       (1,717)
                                                       _________     _________
                                                       $186,814      $147,292
                                                       =========     =========

At January 31, 1995, the Company does not have significant credit risk concentrations. No single group or customer, other than the U. S. Government, represents greater than 10% of total accounts receivable. The U. S. Government accounted for approximately 12.7% and 10.2% of accounts receivable at January 31, 1995 and 1994, respectively.

Components of property, plant and equipment are as follows:

______________________________________________________________________________
                                                         Fiscal        Fiscal
                                                          1994          1993
______________________________________________________________________________
Machinery and equipment                                $114,592      $107,405
Buildings and leasehold improvements                     89,178        76,533
Revenue earning assets                                   10,556        10,154
Accumulated depreciation and amortization               (98,355)      (82,188)
                                                       _________     _________
                                                        115,971       111,904
Construction-in-progress                                  1,585         2,050
Land                                                     14,304        12,519
                                                       _________     _________
                                                       $131,860      $126,473
                                                       =========     =========

Note 12: Consolidated Quarterly Data (unaudited)

____________________________________________________________________________________________________
                                                                        Fiscal 1994
____________________________________________________________________________________________________
                                                        Fourth       Third      Second       First
                                                        Quarter     Quarter     Quarter     Quarter
____________________________________________________________________________________________________
Sales                                                  $287,815    $304,248    $287,118    $259,155
Gross profit                                             50,501      47,176      44,215      40,546
Net earnings                                             18,438      17,603      16,488      15,029
Net earnings per share                                      .56         .53         .50         .46

                                                                        Fiscal 1993
____________________________________________________________________________________________________
                                                        Fourth       Third      Second       First
                                                        Quarter     Quarter     Quarter     Quarter
____________________________________________________________________________________________________
Sales                                                  $244,662    $259,141    $257,936    $220,153
Gross profit                                             43,399      40,867      38,024      33,688
Net earnings                                             16,831      14,068      13,789      12,092
Net earnings per share                                      .51         .43         .42         .37

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



                                   CROSS REFERENCE

  Form 10-K Item                                     Caption in Definitive
Number and Caption                                      Proxy Statement
___________________                                  _____________________

Item 10.    Directors and Executive
            Officers of the Registrant  . . . .      Election of Directors;
                                                      Executive Officers;
                                                      Compliance with
                                                      Securities Laws

Item 11.    Executive Compensation  . . . . . .      Election of Directors;
                                                      Performance of Stewart
                                                      & Stevenson Common Stock;
                                                      Report of the
                                                      Compensation and
                                                      Management Development
                                                      Committee; Executive
                                                      Compensation

Item 12.    Security Ownership of
            Certain Beneficial Owners
            and Management  . . . . . . . . . .      Voting Securities and
                                                      Ownership Thereof by
                                                      Certain Beneficial Owners
                                                      and Management

Item 13.    Certain Relationships
            and Related Transactions  . . . . .      Transactions with
                                                      Management and Certain
                                                      Business Relationships


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)1. The following financial statements for Stewart & Stevenson Services, Inc. are filed as a part of this report:

      Consolidated Statements of Financial Position--January 31, 1995 and 1994.

      Consolidated Statements of Earnings--Years ended January 31, 1995, 1994 and 1993.

      Consolidated Statements of Shareholders' Equity--Years ended January 31, 1995, 1994 and 1993.

      Consolidated Statements of Cash Flows--Years ended January 31, 1995, 1994 and 1993.

      Notes to Consolidated Financial Statements.

   2. Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

   3. The Company has several instruments which define the rights of holders of long-term debt. Except for the instruments listed as exhibits 4.1,
      4.2 and 4.3 below, the total amount of securities authorized under any individual instrument with respect to long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish upon request by the Securities and Exchange Commission any instruments not filed herewith relating to its long-term debt.

      The Company will furnish to any shareholder of record as of April 25, 1995, a copy of any exhibit to this annual report upon receipt of a written request addressed to Mr. Lawrence E. Wilson, Vice President and Secretary, P. O. Box 1637, Houston, Texas 77251-1637 and the payment of $.20 per page with a minimum charge of $5.00 for reasonable expenses prior to furnishing such exhibits.

      The following exhibits are part of this report pursuant to item 601 of regulation S-K.

       3.1 Second Restated Articles of Incorporation of Stewart & Stevenson Services, Inc., effective as of April 20, 1992 (incorporated by reference to Exhibit 3.1 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

       3.2 Third Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of December 8, 1992 (incorporated by reference to Exhibit 3.2 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

      *4.1 Loan Agreement effective September 3, 1993, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association and ABN AMRO Bank, N.V., Houston Agency and The Bank of New York, a New York Banking Corporation and NationsBank of Texas, National Association.

      *4.2 Agreement and First Amendment to Loan Agreement effective July 31, 1994, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association and ABN AMRO Bank, N.V., Houston Agency and The Bank of New York, a New York Banking Corporation and NationsBank of Texas, National Association.

      *4.3 Agreement and Second Amendment to Loan Agreement effective December 23, 1994, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association and ABN AMRO Bank, N.V., Houston Agency and The Bank of New York, a New York Banking Corporation and NationsBank of Texas, National Association and Bank of America Illinois, an Illinois Banking Association and PNC Bank, National Association, a National Banking Association.

       4.4 Rights Agreement effective March 13, 1995, between Stewart & Stevenson Services, Inc. and The Bank of New York (incorporated by reference to Exhibit 1 of the Form 8-A Registration Statement of Stewart & Stevenson under the Commission File No. 001-11443).

      10.1 Lease Agreement effective April 1, 1990, between Joe Manning, Jr. and C. E. Ames, as Lessors, and the Company, as Lessee (incorporated by reference to Exhibit 10.1 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

      10.2 Lease Agreement effective January 1, 1991, between Joe Manning, Jr., as Lessor, and the Company, as Lessee (incorporated by reference to Exhibit 10.2 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

      10.3 Lease Agreement effective January 1, 1988, between Miles McInnes and Faye Manning Tosch, as Lessors, and the Company, as Lessee (incorporated by reference to Exhibit 10.3 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

      10.4 Lease Agreement effective March 1, 1986, between Joe Manning, Jr. and Joe Manning, IV, as Lessors, and the Company, as Lessee (incorporated by reference to Exhibit 10.4 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

      10.5 Distributor Sales and Service Agreement effective January 1, 1993, between the Company and Detroit Diesel Corporation (incorporated by reference to Exhibit 10.1 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1993 under the Commission File No. 0-8493).

      10.6 Contract Number DAAE07-92-R001 dated October 11, 1991 between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U. S. Army Tank-Automotive Command, as modified (incorporated by reference to Exhibit 28.1 of the Form S-3 Registration Statement of Stewart & Stevenson under the Commission File No. 33-44149).

      10.7 Contract Number DAAE07-92-R002 dated October 15, 1991 between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U. S. Army Tank-Automotive Command, as modified (incorporated by reference to Exhibit 28.2 of the Form S-3 Registration Statement of Stewart & Stevenson under the Commission File No. 33-44149).

      10.8 Stewart & Stevenson Services, Inc. Deferred Compensation Plan dated as of December 31, 1979 (incorporated by reference to Exhibit 10.8 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

      10.9 Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.9 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

      10.10 Amendment No. 1 to Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan, dated September 11, 1990 (incorporated by reference to Exhibit 10.10 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

      10.11 Stewart & Stevenson Services, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

     *21.1  List of Subsidiaries.

     *23.1  Consent of Arthur Andersen LLP, Independent Public Accountants.

     *27.1  Financial Data Schedules.
     __________
     * Filed with this report.

(b) Reports on Form 8-K.--No reports on Form 8-K were filed during the last quarter of the period covered by this report.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of April, 1995.

STEWART & STEVENSON SERVICES, INC.


By /s/ Bob H. O'Neal
Bob H. O'Neal
President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of April, 1995.


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


/s/ C. Jim Stewart II                              /s/ J. Carsey Manning
C. Jim Stewart II                                  J. Carsey Manning
Director                                           Director


/s/ Donald E. Stevenson                            /s/ Robert H. Parsley
Donald E. Stevenson                                Robert H. Parsley
Director                                           Director


/s/ Jack W. Lander, Jr.                            /s/ Jack T. Currie
Jack W. Lander, Jr.                                Jack T. Currie
Director                                           Director


/s/ Robert S. Sullivan                             /s/ Richard R. Stewart
Robert S. Sullivan                                 Richard R. Stewart
Director                                           Director


/s/ Orson C Clay                                   /s/ Brian H. Rowe
Orson C Clay                                       Brian H. Rowe
Director                                           Director




EXHIBIT INDEX

                                                              Filed with       Incorporated by Reference
Exhibit Number and Description                                this report      Form    Date        File No.    Exhibit
___________________________________                           ____________     _____   _____       _______     ________
 3.1    Second Restated Articles of Incorporation,
        effective as of April 20, 1992.                                         10-K    1/31/94    0-8493       3.1

 3.2    Third Restated Bylaws, effective as of
        December 8, 1992.                                                       10-K    1/31/94    0-8493       3.2

 4.1    Loan Agreement effective September 3, 1993,
        between Stewart & Stevenson Services, Inc.
        and Texas Commerce Bank National Association
        and ABN AMRO Bank, N.V., Houston Agency and
        The Bank of New York, a New York Banking
        Corporation and NationsBank of Texas,
        National Association.                                      *

 4.2    Agreement and First Amendment to Loan Agreement
        effective July 31, 1994, between Stewart & Stevenson
        Services, Inc. and Texas Commerce Bank National
        Association and ABN AMRO Bank, N.V., Houston
        Agency and The Bank of New York, a New York
        Banking Corporation and NationsBank of Texas,
        National Association.                                      *

 4.3    Agreement and Second Amendment to Loan
        Agreement effective December 23, 1994,
        between Stewart & Stevenson Services,
        Inc. and Texas Commerce Bank National
        Association and ABN AMRO Bank, N.V., Houston
        Agency and The Bank of New York, a New York
        Banking Corporation and NationsBank of
        Texas, National Association and Bank of
        America Illinois, an Illinois Banking
        Association and PNC Bank, a National
        Banking Association.                                       *

 4.4    Rights Agreement effective March 13, 1995,
        between Stewart & Stevenson Services, Inc.
        and The Bank of New York.                                                8-A    3/15/95    001-11443    1

10.1    Lease Agreement effective April 1, 1990,
        between Joe Manning, Jr. and C. E. Ames,
        as Lessors, and the Company, as Lessee.                                 10-K    1/31/94    0-8493       10.1

10.2    Lease Agreement effective January 1, 1991,
        between Joe Manning, Jr., as Lessor, and
        the Company, as Lessee.                                                 10-K    1/31/94    0-8493       10.2

10.3    Lease Agreement effective January 1, 1988,
        between Miles McInnes and Faye Manning Tosch,
        as Lessors, and the Company, as Lessee.                                 10-K    1/31/94    0-8493       10.3

10.4    Lease Agreement effective March 1, 1986, between
        Joe Manning, Jr. and Joe Manning, IV, as Lessors,
        and the Company, as Lessee.                                             10-K    1/31/94    0-8493       10.4

10.5    Distributor Sales and Service Agreement effective
        January 1, 1993, between the Company and Detroit
        Diesel Corporation.                                                     10-K    1/31/93    0-8493       10.1

10.6    Contract Number DAAE07-92-R001 dated October 11,
        1991 between Stewart & Stevenson Services, Inc.
        and the United States Department of Defense,
        U. S. Army Tank - Automotive Command, as modified.                       S-3   12/28/91    33-44149     28.1

10.7    Contract Number DAAE07-92-R002 dated October 15,
        1991 between Stewart & Stevenson Services, Inc.
        and the United States Department of Defense, U. S.
        Army Tank - Automotive Command, as modified.                             S-3   12/28/91    33-44149     28.2

10.8    Stewart & Stevenson Services, Inc. Deferred
        Compensation Plan dated as of December 31, 1979.                        10-K    1/31/94    0-8493       10.8

10.9    Stewart & Stevenson Services, Inc. 1988 Nonstatutory
        Stock Option Plan.                                                      10-K    1/31/94    0-8493       10.9

10.10   Amendment No. 1 to Stewart & Stevenson Services, Inc.
        1988 Nonstatutory Stock Option Plan, dated September
        11, 1990.                                                               10-K    1/31/94    0-8493       10.10

10.11   Stewart & Stevenson Services, Inc. Supplemental
        Executive Retirement Plan.                                              10-K    1/31/94    0-8493       10.11

21.1    List of subsidiaries.                                      *

23.1    Consent of Arthur Andersen LLP,
        Independent Public Accountants.                            *

27.1    Financial Data Schedules.                                  *