Form 10-Q
period 1995-04-30
STEWART & STEVENSON SERVICES INC
filed 1995-06-14
CIK 94328

SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C.  20549

                                               FORM 10-Q

                       (Mark One)
                       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended April 30, 1995

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


Common Stock, Without Par Value                       33,026,815 Shares
         (Class)                               (Outstanding at April 30, 1995)



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position -- April 30, 1995 and
  January 31, 1995.

Consolidated Condensed Statement of Earnings -- Three Months Ended April 30,
  1995 and 1994.

Consolidated Condensed Statement of Cash Flows -- Three Months Ended April 30,
  1995 and 1994.

Notes to Consolidated Condensed Financial Statements.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands)
                                                                  April 30         January 31
                                                                    1995              1995
                                                                ___________        __________
                                                                (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and equivalents                                         $   4,796          $  3,987
   Accounts and notes receivable, net                             205,948           186,814
   Recoverable costs and accrued profits
      not yet billed                                              260,916           227,467
   Inventories:
      Engineered Power Systems                                    180,247           224,729
      Distribution                                                123,281           121,273
      Excess of current cost over LIFO values                     (50,676)          (50,135)
                                                                ___________        __________
                                                                  252,852           295,867
   Other                                                              128               364
                                                                ___________        __________
      TOTAL CURRENT ASSETS                                        724,640           714,499

PROPERTY, PLANT AND EQUIPMENT                                     233,568           230,215
   Allowances for depreciation and
      amortization                                               (102,292)          (98,355)
                                                                ___________        __________
                                                                  131,276           131,860

OTHER ASSETS                                                       29,004            29,257
                                                                ___________        __________
                                                                $ 884,920          $875,616
                                                                ===========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                $  88,000          $ 42,000
   Accounts payable                                               101,924           164,474
   Billings on uncompleted contracts in
      excess of incurred costs                                     20,590            11,284
   Current income taxes                                            50,478            42,240
   Other current liabilities                                       45,112            51,156
                                                                ___________        __________
      TOTAL CURRENT LIABILITIES                                   306,104           311,154

LONG-TERM DEBT                                                    116,883           116,900
DEFERRED INCOME TAXES                                               7,830             8,038
ACCRUED POSTRETIREMENT BENEFITS                                    15,252            15,252
DEFERRED COMPENSATION                                               5,272             5,269
SHAREHOLDERS' EQUITY
   Common Stock, without par value, 50,000,000
      shares authorized; 33,038,635 and 33,009,635
      shares issued at April 30, 1995 and January
      31, 1995, respectively, including 11,820
      shares held in treasury                                     162,930           162,057
   Retained earnings                                              270,682           256,979
                                                                ___________        __________
                                                                  433,612           419,036
   Less cost of treasury stock                                        (33)              (33)
                                                                ___________        __________
      TOTAL SHAREHOLDERS' EQUITY                                  433,579           419,003
                                                                ___________        __________
                                                                $ 884,920          $875,616
                                                                ===========        ==========



See accompanying notes to consolidated condensed financial statements.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)
                                                                 Three Months Ended
                                                                       April 30
                                                              __________________________
                                                                1995            1994
                                                              __________      __________
                                                                     (Unaudited)
>s>
Sales                                                         $289,022        $259,155
Cost of sales                                                  240,480         218,609
                                                              __________      __________
Gross profit                                                    48,542          40,546


Selling and administrative expenses                             21,661          17,234
Interest expense                                                 2,950           1,039
Other income, net                                                 (322)           (557)
                                                              __________      __________
                                                                24,289          17,716
                                                              __________      __________

Earnings before income taxes                                    24,253          22,830
Income taxes                                                     8,128           7,596
                                                              __________      __________

Earnings of consolidated companies                              16,125          15,234
Equity in net loss of
 unconsolidated affiliates                                        (110)           (205)
                                                              __________      __________
Net earnings                                                  $ 16,015        $ 15,029
                                                              ==========      ==========

Weighted average number of shares of
 Common Stock outstanding                                       33,008          32,942
                                                              ==========      ==========
Net earnings per share                                        $    .49        $    .46
                                                              ==========      ==========
Cash dividends per share                                      $    .07        $    .06
                                                              ==========      ==========


See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                                         Three Months Ended
                                                                               April 30
                                                                      ___________________________
                                                                       1995               1994
                                                                      __________       __________
                                                                              (Unaudited)
Operating Activities
   Net earnings                                                       $ 16,015         $ 15,029
   Adjustments to reconcile net earnings to net cash
     used in operating activities:
       Depreciation and amortization                                     6,066            5,700
       Deferred income taxes, net                                         (208)            (432)
       Change in operating assets and liabilities:
         Receivables                                                   (19,134)         (20,506)
         Recoverable costs and accrued profits not
          yet billed                                                   (33,449)          (3,765)
         Inventories                                                    43,015           38,906
         Accounts payable                                              (62,550)         (40,549)
         Billings on uncompleted contracts in excess
          of incurred costs                                              9,306          (11,824)
         Current income taxes                                            8,238            6,061
         Other current liabilities                                      (6,077)          (5,114)
         Other--principally long-term assets and liabilities               410           (5,477)
                                                                      __________       __________
   Net Cash Used In Operating Activities                               (38,368)         (21,971)

Investing Activities
   Expenditures for property, plant and equipment                       (5,919)          (6,742)
   Disposal of property, plant and equipment                               519              270
                                                                      __________       __________
   Net Cash Used In Investing Activities                                (5,400)          (6,472)

Financing Activities
   Additions to long-term borrowings                                        33           25,216
   Payments on long-term borrowings                                        (17)         (25,472)
   Borrowings and payments on short-term notes payable                  46,000           25,000
   Dividends paid                                                       (2,312)          (1,976)
   Exercise of stock options                                               873              295
                                                                      __________       __________
   Net Cash Provided By Financing Activities                            44,577           23,063
                                                                      __________       __________
Increase (Decrease) in cash and equivalents                                809           (5,380)
Cash and equivalents, February 1                                         3,987            7,788
                                                                      __________       __________
Cash and equivalents, April 30                                        $  4,796         $  2,408
                                                                      ==========       ==========

Supplemental disclosure of cash flow information:
   Net cash paid during the period for:
     Interest payments                                                $  2,243         $    867
     Income tax payments                                              $    408         $  2,206



See accompanying notes to consolidated condensed financial statements.




STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended April 30, 1995 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 1996.

The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's January 31, 1995 Form 10-K.

The Company's fiscal year begins on February 1 of the year indicated and ends on January 31 of the following year. For example, "Fiscal 1995" commenced on February 1, 1995 and ends on January 31, 1996.

Net earnings per share of Common Stock are computed by dividing net earnings by the weighted average number of shares outstanding. Common Stock equivalents (outstanding options to purchase shares of Common Stock) are excluded from the computations as they are insignificant. The weighted average number of shares outstanding for the three months ended April 30, 1995 includes 29,000 shares issued pursuant to exercise of stock options.

Note B--Commitments and Contingencies

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

On May 3, 1995, an indictment was returned by a federal Grand Jury in Houston, Texas, accusing the Company, a former consultant and four employees, including the Company's President, of one count of major fraud against the United States, four counts of false statements and one count of conspiracy to commit major fraud, make false statements and interfere with the administration of a foreign military sale. All of the counts arise from a 1987 subcontract to supply diesel generator sets for installation at long-range radar sites in Saudi Arabia (the "Peace Shield"). The indictment alleges that a former employee of the general contractor for the Peace Shield program, who later became a consultant to the Company, conspired with the Company and the other defendants to award the subcontract to the Company. The indictment also alleges that the government was defrauded out of approximately $5 million in connection with cost savings arising from a change order under the Peace Shield contract and that the Company made false statements relating to cost estimates in connection with such change order. The Company and each individual have denied all charges under the indictment and the case is pending in the United States District Court, Southern District of Texas, Houston Division. The Company is not able to make a reasonable estimate of the fines or penalties that could be imposed under the Federal Sentencing Guidelines in the event of a conviction under the indictment. Such fines and penalties could be substantial and adversely affect the Company's financial position and results of operations.
A conviction could also adversely affect the Company's ability to participate in future government contracts. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Also in connection with the Peace Shield contract, the Company has been advised that the former consultant of the Company referred to above filed a suit for himself and the United States of America alleging that the Company supplied false information in violation of the False Claims Act (the "Act"), engaged in common law fraud and misapplied costs. Under the provisions of the Act, the suit has not been served upon the Company pending an investigation of the case by the U. S. Department of Justice and a determination as to whether the Department of Justice will intervene and pursue the matter on behalf of the United States. The suit is pending in the United States District Court, Southern District of Texas, Houston Division, and alleges treble damages of $21 million plus unspecified penalties. The Company cannot predict the outcome of this action or the likelihood that substantial damages will result. However, the Company intends to vigorously defend this case if it is served upon the Company.

On May 16, 1995, C. Daniel Chill filed a purported class action suit in the United States District Court, Southern District of Texas, Houston Division, against the Company and three of its officers and directors on behalf of himself and all persons that purchased shares of Common Stock between May 2, 1994 and May 3, 1995. An amended complaint was filed on June 7, 1995. The suit alleges that the Company violated various sections of and rules under the Securities Exchange Act of 1934 and common law by disseminating material false and misleading information, failing to disclose material information and failing to correct earlier statements that were no longer true, all relating to the Peace Shield investigation and indictment. The suit claims unspecified compensatory and punitive damages. The Company cannot predict the outcome of this action or the likelihood that substantial damages will result. However, the Company will vigorously defend this case and believes that this case will be resolved without any material affect on the Company's financial condition or results of operations.

The Company has not established any reserves or accruals for any potential liability that may be subsequently found in any of the foregoing cases.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended January 31, 1995.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of sales represented by certain items reflected in the Company's Consolidated Condensed Statement of Earnings.

                                                             Three Months Ended
                                                                  April 30
                                                             1995         1994
                                                            ______       ______
Sales                                                       100.0%       100.0%
Cost of sales                                                83.2         84.4
                                                            ______       ______
Gross profit                                                 16.8         15.6

Selling and administrative expenses                           7.5          6.6
Interest expense                                              1.0           .4
Other income, net                                             (.1)         (.2)
                                                            ______       ______
                                                              8.4          6.8
                                                            ______       ______

Earnings before income taxes                                  8.4          8.8
Income taxes                                                  2.8          2.9
                                                            ______       ______
Earnings of consolidated companies                            5.6          5.9
Equity in net loss of
 unconsolidated affiliates                                    (.1)         (.1)
                                                            ______       ______
Net earnings                                                  5.5%         5.8%
                                                            ======       ======

Sales for the first quarter of the year ended January 31, 1996 ("Fiscal 1995") increased 11.5% to $289,022,000 compared to sales of $259,155,000 for the same period of the year ended January 31, 1995 ("Fiscal 1994").

The Distribution segment was the primary contributor to the Company's sales growth increasing $17,803,000 (23%) in the first quarter of Fiscal 1995 compared to the same period in Fiscal 1994. This increase is mainly attributable to the acquisition of the assets and business of Power Application & Mfg., Co. ("PAMCO"), a Waukesha distributor for the western United States, during the fourth quarter of Fiscal 1994. The distribution of product lines acquired from PAMCO contributed sales of $11,153,000 in the first quarter of Fiscal 1995. Excluding sales relating to the PAMCO acquisition, the Distribution segment's increase of 8% in the first quarter of Fiscal 1995 over the same period in Fiscal 1994 reflects the continued growth of the economies of territories serviced by the Company and improved market penetration of the products distributed.

The Engineered Power Systems (EPS) segment sales increased $6,962,000 (5%) for the first quarter of Fiscal 1995 compared to the same period in Fiscal 1994. The sales growth in the EPS segment is attributed to the gas turbine group.
Gas turbine product support continued its strong sales performance increasing sales $13,409,000 (71%) in the first quarter of Fiscal 1995 over the same period in Fiscal 1994. Gas turbine product support consists of the servicing of customers' equipment and the long-term contracting for the operation and maintenance of the customers' power plants. The increase in gas turbine product support sales includes $4,073,000 in sales arising from the acquisition of certain operations from CPS International, Inc., a provider of operating and maintenance services for turbine and reciprocating engine driven equipment acquired in the third quarter of Fiscal 1994. Turbine-driven generator sales decreased $4,582,000 (4%) as compared to the first quarter of Fiscal 1994. The diesel group produced mixed results in the first quarter of Fiscal 1995 compared to the same period in Fiscal 1994. Petroleum product sales increases of $2,757,000 (34%) were offset by decreases in airline product sales and diesel generator sales of $1,410,000 (18%) and $2,517,000 (76%), respectively.

The Tactical Vehicle Systems (TVS) segment sales increased $4,841,000 (19%) for the first quarter of Fiscal 1995 compared to the same period in Fiscal 1994. The increase in TVS sales reflects the increase in truck production under the "Family of Medium Tactical Vehicles" (FMTV) contract to 320 trucks in the first quarter of Fiscal 1995 compared to 237 trucks in the same period in Fiscal 1994.

The gross profit margin of 16.8% for the first quarter of Fiscal 1995 improved as compared to 15.6% of the same period in Fiscal 1994. This increase in gross margin reflects improved production efficiencies in the gas turbine group and higher margins on the contracts recognized into revenue during the first quarter of Fiscal 1995 compared to the same period in Fiscal 1994.

Selling and administrative expenses for the first quarter of Fiscal 1995 increased as a percentage of sales to 7.5% compared to 6.6% for the same period in Fiscal 1994. The significant portion of this increase is attributable to the two acquisitions made in the second half of Fiscal 1994 and to the increased administrative costs related to the establishment of an international infrastructure, primarily for gas turbine product support, in advance of the commencement of the associated revenue generation.

Interest expense for the first quarter of Fiscal 1995 increased to $2,950,000, up from $1,039,000 for the same period in Fiscal 1994. This increase is due to an increase in both interest rates and outstanding debt.

Net earnings of $16,015,000 ($.49 per share) for the three months ended April 30, 1995 represents a 6.6% increase compared to $15,029,000 ($.46 per share) for the three months ended April 30, 1994. This growth in earnings is primarily the result of the increases in sales discussed above.

GOVERNMENT CONTRACTS STATUS

Initial Operation Test and Evaluation under the FMTV Contract was restarted in April 1995. These tests have been completed and the Company expects the FMTV program to be certified for full rate production during the last half of Fiscal 1995. Under the terms of the FMTV contract, all vehicles produced before certification must be retrofitted with any changes required by test results or specification changes ordered by the government. The Company has scheduled the retrofit to occur during the fourth quarter of Fiscal 1995.

The Company is currently in low rate initial production. The current fiscal year's planned production quantity is scheduled for completion by the end of the third quarter. Full rate production is expected to commence after receipt of program certification and completion of the retrofit program.

EFFECT OF CERTAIN LITIGATION

On May 3, 1995, the Company and four current employees, including the Company's President, were indicted by a federal Grand Jury on six counts arising out of a 1987 subcontract to supply diesel generator sets for installation in Saudi Arabia. See Note B to the Consolidated Condensed Financial Statements. Based on the indictment, the Company has been suspended from bidding on or receiving any new contracts or extending any existing contracts with agencies of the executive branch of the federal government or receiving the benefit of federal assistance payments. Moreover, a conviction of the Company on the charges set forth in the indictment could result in an ineligibility from receiving government contracts for up to three years.

Under the regulations governing suspension, existing contracts are not affected. In addition, the Department of the Army has determined that there are compelling reasons that would permit the extension or renewal of the Company's FMTV contract at any time prior to September 30, 1995. Any vehicles under contract prior to that date will not be affected by the suspension.

The suspension will affect all future procurement and nonprocurement activity of the federal government and may affect the procurement activities of certain state and local governments. Except for sales pursuant to the FMTV contracts, direct and indirect sales to agencies of the federal government did not make a material contribution to any of the Company's business segments during Fiscal 1994 and are not expected to make a material contribution in the future. Nonprocurement activity affected by the suspension includes the receipt of grants and loans from the federal government and sales that are directly or indirectly funded by loans from agencies of the federal government. The Company is not the direct recipient of any grants or loans from agencies of the federal government but regularly sells equipment and services to recipients of loans from Export Import Bank, Overseas Private Investment Corporation and other such agencies. If alternative financial facilities are not available or are unacceptable to the Company's customers, the suspension could prevent the Company from bidding for or receiving contracts with those customers and the loss of such customers could materially affect the results of operations in the future.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at April 30, 1995 and at the close of Fiscal 1994 were as follows:

                                                 April 30     January 31
                                                   1995          1995
                                               __________     __________
                                                 (Dollars in millions)
Engineered Power Systems
  Equipment                                    $  396.3       $  416.0
  Operations and Maintenance                      315.5          311.6
                                               __________     __________
                                                  711.8          727.6

Distribution                                       47.5           40.0
Tactical Vehicle Systems                          987.0        1,017.8
                                               __________     __________
Total                                          $1,746.3       $1,785.4
                                               ==========     ==========


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

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment of $5,919,000 for the first quarter of Fiscal 1995 was comparable to $6,742,000 for the same period in Fiscal 1994. These amounts are consistent with the historical capital expenditure levels of the Company.

LIQUIDITY AND SOURCES OF CAPITAL

Long-term borrowings at April 30, 1995 decreased slightly from the end of Fiscal 1994. The Company has $105,000,000 in committed credit facilities which were fully utilized at April 30, 1995 and at the end of Fiscal 1994. The Company has additional banking relationships which provide uncommitted borrowing arrangements. These short-term borrowings increased to $88,000,000 at April 30, 1995 from $42,000,000 at the end of Fiscal 1994. This debt increase of $46,000,000 is principally a result of the timing of customer progress payments for contracts-in-process of the EPS segment's gas turbine group. The Company's working capital needs can fluctuate significantly depending on the progress payment streams of contracts-in-process. The Company regularly bids on large commercial contracts which, if awarded to the Company, could also affect working capital needs. The Company may expand its Distribution and EPS segments by selective acquisition of additional distribution territories and product lines. In the event that such activities create a need for working capital or capital expenditures in excess of existing committed lines of credit, the Company may seek to convert its uncommitted borrowing arrangements to committed credit facilities, to borrow under other long-term financing sources or to issue additional equity securities. The Company's current credit facilities appear adequate to meet its foreseeable cash requirements.


PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.

See Note B to the Consolidated Condensed Financial Statements.


Item 5. Other Information.

On June 8, 1995, the Company's President and Chief Executive Officer, Mr. Bob
H. O'Neal, and three managers were placed on administrative leave as a result of the indictment of the Company and such individuals and the suspension of the Company. See Note B to the Consolidated Condensed Financial Statements and
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Mr. Robert L. Hargrave, the Company's Vice President, Treasurer and Chief Financial Officer, has been appointed as the Acting Chief Executive Officer during the term of Mr. O'Neal's administrative leave.


Item 6. Exhibits and Reports on Form 8-K.

(a)    The following exhibits are filed as a part of this report pursuant to
       Item 601 of Regulation S-K.

       27  Financial Data Schedule

(b) The following reports on Form 8-K were filed during the three months ended April 30, 1995.

       Form 8-K Reporting Date - March 7, 1995.
       Items Reported - Item 5. Other Events (Rights Agreement).


                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          STEWART & STEVENSON SERVICES, INC.




Date:  June 14, 1995                  By: /s/ Robert L. Hargrave
       _____________                      ______________________
                                          Robert L. Hargrave
                                          Group Vice President, Chief Financial
                                          Officer & Treasurer
                                          (Principal Financial Officer)



EXHIBIT INDEX

Exhibit Number and Description

    27    Financial data schedule