Form 10-Q
period 1995-07-31
STEWART & STEVENSON SERVICES INC
filed 1995-09-14
CIK 94328

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

             (Mark One)
             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 31, 1995

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



Common Stock, Without Par Value                       33,042,588 Shares
              (Class)                          (Outstanding at July 31, 1995)


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position -- July 31, 1995 and
  January 31, 1995.

Consolidated Condensed Statement of Earnings -- Six Months and Three Months
  Ended July 31, 1995 and 1994.

Consolidated Condensed Statement of Cash Flows -- Six Months Ended July 31,
  1995 and 1994.

Notes to Consolidated Condensed Financial Statements.





STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands)
                                                                   July 31       January 31
                                                                     1995          1995
                                                                  ____________  ____________
                                                                  (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and equivalents                                             $  8,493      $  3,987
   Accounts and notes receivable, net                                208,284       186,814
   Recoverable costs and accrued profits
      not yet billed                                                 288,525       227,467
   Inventories:
      Engineered Power Systems                                       197,130       224,729
      Distribution                                                   131,865       121,273
      Excess of current costs over LIFO values                       (51,540)      (50,135)
                                                                  ____________  ___________
                                                                     277,455       295,867
   Other                                                               1,354           364
                                                                  ____________  ____________
      TOTAL CURRENT ASSETS                                           784,111       714,499

PROPERTY, PLANT AND EQUIPMENT                                        238,362       230,215
   Allowances for depreciation and
      amortization                                                  (109,078)      (98,355)
                                                                  ____________  ____________
                                                                     129,284       131,860
OTHER ASSETS                                                          26,920        29,257
                                                                  ____________  ____________
                                                                    $940,315      $875,616
                                                                  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                    $ 75,000      $ 42,000
   Accounts payable                                                  144,773       164,474
   Billings on uncompleted contracts in
      excess of incurred costs                                        22,316        11,284
   Current income taxes                                               58,027        42,240
   Other current liabilities                                          47,229        51,156
                                                                  ____________  ____________
      TOTAL CURRENT LIABILITIES                                      347,345       311,154

LONG-TERM DEBT                                                       116,858       116,900
DEFERRED INCOME TAXES                                                  7,238         8,038
ACCRUED POSTRETIREMENT BENEFITS                                       15,251        15,252
DEFERRED COMPENSATION                                                  5,438         5,269
SHAREHOLDERS' EQUITY
   Common Stock, without par value,100,000,000
      and 50,000,000 shares authorized at July 31,
      1995 and January 31, 1995, respectively;
      33,054,408 and 33,009,635 shares issued
      at July 31, 1995 and January 31, 1995,
      respectively, including 11,820 shares held
      in treasury                                                    163,253       162,057
   Retained earnings                                                 284,965       256,979
                                                                  ____________  ____________
                                                                     448,218       419,036
   Less cost of treasury stock                                           (33)          (33)
                                                                  ____________  ____________
      TOTAL SHAREHOLDERS' EQUITY                                     448,185       419,003
                                                                  ____________  ____________
                                                                    $940,315      $875,616
                                                                  ============  ============


See accompanying notes to consolidated condensed financial statements.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)
                                       Six Months Ended              Three Months Ended
                                            July 31                       July 31
                                    _______________________        ________________________
                                       1995           1994            1995           1994
                                    ________       ________        ________        ________
                                          (Unaudited)                    (Unaudited)
Sales                               $608,862       $546,273        $319,840        $287,118
Cost of sales                        510,371        461,512         269,891         242,903
                                    ________       ________        ________        ________

Gross profit                          98,491         84,761          49,949          44,215


Selling and administrative
  expenses                            44,179         35,335          22,518          18,101
Interest expense                       6,100          2,299           3,150           1,260
Other income, net                     (1,119)          (873)           (797)           (316)
                                    ________       ________        ________        ________
                                      49,160         36,761          24,871          19,045
                                    ________       ________        ________        ________
Earnings before income taxes          49,331         48,000          25,078          25,170
Income taxes                          16,563         16,093           8,435           8,497
                                    ________       ________        ________        ________
Earnings of consolidated
  companies                           32,768         31,907          16,643          16,673
Equity in net earnings (loss)
  of unconsolidated affiliates           174           (390)            284            (185)
                                    ________       ________        ________        ________
Net earnings                        $ 32,942       $ 31,517        $ 16,927        $ 16,488
                                    ========       ========        ========        ========
Weighted average number of
  shares of Common Stock
  outstanding                         33,022         32,955          33,037          32,968
                                    ========       ========        ========        ========
Net earnings per share              $   1.00       $    .96        $    .51        $    .50
                                    ========       ========        ========        ========
Cash dividends per share            $    .15       $    .13        $    .08        $    .07
                                    ========       ========        ========        ========

See accompanying notes to consolidated condensed financial statements.



STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                                       Six Months Ended
                                                                            July 31
                                                                 __________________________
                                                                       1995        1994
                                                                 ____________  ____________
                                                                        (Unaudited)
Operating Activities
   Net earnings                                                     $ 32,942      $ 31,517
   Adjustments to reconcile net earnings to net cash
     provided (used) by operating activities:

       Depreciation and amortization                                  11,885        11,318
       Deferred income taxes                                            (800)         (876)
       Change in operating assets and liabilities:
         Receivables                                                 (21,470)       12,231
         Recoverable costs and accrued profits not
          yet billed                                                 (61,058)      (31,490)
         Inventories                                                  18,412        19,651
         Accounts payable                                            (19,701)      (24,923)
         Billings on uncompleted contracts in excess
          of incurred costs                                           11,032       (11,539)
         Current income taxes                                         15,787         1,912
         Other current liabilities                                    (3,999)       (6,618)
         Other--principally long-term assets and liabilities           1,354        (3,456)
                                                                 ____________  ____________
   Net Cash Used By Operating Activities                             (15,616)       (2,273)

Investing Activities
   Expenditures for property, plant and equipment                     (9,959)      (12,350)
   Disposal of property, plant and equipment                             813           673
                                                                 ____________  ____________

   Net Cash Used By Investing Activities                              (9,146)      (11,677)

Financing Activities
   Additions to long-term borrowings                                      71        25,216
   Payments on long-term borrowings                                      (42)      (26,212)
   Borrowings and payments on short-term notes payable, net           33,000        17,000
   Dividends paid                                                     (4,956)       (4,285)
   Exercise of stock options                                           1,195         1,092
                                                                 ____________  ____________
   Net Cash Provided By Financing Activities                          29,268        12,811
                                                                 ____________  ____________
Increase (Decrease) in cash and equivalents                            4,506        (1,139)

Cash and equivalents, February 1                                       3,987         7,788
                                                                 ____________  ____________
Cash and equivalents, July 31                                       $  8,493      $  6,649
                                                                 ============  ============

Supplemental disclosure of cash flow information:
   Net cash paid during the period for:
     Interest payments                                              $  5,542      $  2,234
     Income tax payments                                            $  6,258      $ 15,058


See accompanying notes to consolidated condensed financial statements.



STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the six months and three months ended July 31, 1995 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 1996.

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

Net earnings per share of Common Stock were computed by dividing net earnings by the weighted average number of shares outstanding. Common Stock equivalents (outstanding options to purchase shares of Common Stock) are excluded from the computations as they are insignificant. The weighted average number of shares outstanding for the six and three months ended July 31, 1995 includes 42,250 and 16,250 shares issued pursuant to exercise of stock options.

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

On May 3, 1995, an indictment was returned by a federal Grand Jury in Houston, Texas, accusing the Company, a former consultant and four employees, including the Company's President, of one count of major fraud against the United States, four counts of false statements and one count of conspiracy to commit major fraud, make false statements and interfere with the administration of a foreign military sale. All of the counts arise from a 1987 subcontract to supply diesel generator sets for installation at long-range radar sites in Saudi Arabia (the "Peace Shield"). The indictment alleges that a former employee of the general contractor for the Peace Shield program, who later became a consultant to the Company, conspired with the Company and the other defendants to award the subcontract to the Company. The indictment also alleges that the government was defrauded out of approximately $5 million in connection with cost savings from a change order under the Peace Shield contract and that the Company made false statements relating to cost estimates in connection with such change order. The Company and each individual have denied all charges under the indictment and the case is pending in the United States District Court, Southern District of Texas, Houston Division. The Company is not able to make a reasonable estimate of the fines or penalties that could be imposed under the Federal Sentencing Guidelines in the event of a conviction under the indictment. Such fines and penalties could be substantial and adversely affect the Company's financial position and results of operations. A conviction could also further adversely affect the Company's ability to participate in future government contracts. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Also in connection with the Peace Shield contract, the Company has been advised that the former consultant of the Company referred to above filed a suit in the United States District Court, Southern District of Texas, Houston Division, for himself and the United States of America alleging that the Company supplied false information in violation of the False Claims Act (the "Act"), engaged in common law fraud and misapplied costs. Under the provisions of the Act, the suit has not been served upon the Company pending an investigation of the case by the U. S. Department of Justice and a determination as to whether the Department of Justice will intervene and pursue the matter on behalf of the United States. The suit alleges treble damages of $21 million plus unspecified penalties. Proceedings in this case have been stayed pending resolution of the criminal matter referred to above. The Company cannot predict the outcome of this action or the likelihood that substantial damages will result. However, the Company intends to vigorously defend this case if it is served upon the Company.

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

Note C--Inventories

At January 31, 1995, the Engineered Powered Systems segment's inventory included approximately $14,789,000 of costs on a certain U.S. Government contract in excess of contractual authorization. During the second quarter of Fiscal 1995, the Company recognized $3,500,000 of additional costs under such contract based upon preliminary settlement discussions and the opinion of outside legal counsel that the Company will recover a substantial portion of the amount claimed. At July 31, 1995, the Engineered Power Systems segment's inventory in excess of billing included $18,794,000 relating to costs incurred by the Company which will be collectible upon either contractual ammendment or approval of claims increasing funding.

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

                                        Six Months Ended              Three Months Ended
                                             July 31                        July 31
                                       1995          1994            1995           1994
                                    _________      _________       _________      _________
Sales                                 100.0%         100.0%          100.0%         100.0%
Cost of sales                          83.8           84.5            84.4           84.6
                                    _________      _________       _________      _________
Gross profit                           16.2           15.5            15.6           15.4
Selling and administrative
   expenses                             7.3            6.5             7.0            6.3
Interest expense                        1.0             .4             1.0             .4
Other income, net                       (.2)           (.2)            (.2)           (.1)
                                    _________      _________       _________      _________
                                        8.1            6.7             7.8            6.6
                                    _________      _________       _________      _________

Earnings before income taxes            8.1            8.8             7.8            8.8
Income taxes                            2.7            2.9             2.6            3.0
                                    _________      _________       _________      _________

Earnings of consolidated
   companies                            5.4            5.9             5.2            5.8
Equity in net earnings (loss)            .0            (.1)             .1            (.1)
                                    _________      _________       _________      _________

Net earnings                            5.4%           5.8%            5.3%           5.7%
                                    =========      =========       =========      =========


Sales for the first six months of the year ending January 31, 1996 ("Fiscal 1995") increased 11.5% to $608,862,000 compared to sales of $546,273,000 for the same period in the year ended January 31, 1995.

The Distribution segment was the primary contributor to the Company's sales growth with an increase in sales of $37,309,000 (23%) in the first half of Fiscal 1995 compared to the same period in Fiscal 1994. This increase is mainly attributable to the acquisition of the assets and business of Power Application & Mfg., Co. ("PAMCO"), a Waukesha distributor for the western United States, during the fourth quarter of Fiscal 1994. The distribution of product lines acquired from PAMCO contributed sales of $22,312,000 in the first half of Fiscal 1995. Excluding sales relating to the PAMCO acquisition, the Distribution segment's increase of 9% in the first half of Fiscal 1995 over the same period in Fiscal 1994 reflects the continued growth of the economies in the territories serviced by the Company.

The Engineered Power Systems (EPS) segment sales increased $17,549,000 (6%) for the first half of Fiscal 1995 compared to the same period in Fiscal 1994. The sales growth in the EPS segment is attributed to the sales of gas turbine products and services. Aftermarket services, including contract operation of power plants, increased $11,332,000 in the first half of Fiscal 1995 compared to the first half of Fiscal 1994. This increase includes $8,180,000 arising from the acquisition of certain assets and business of CPS International, Inc. during the third quarter of Fiscal 1994.

The Tactical Vehicle Systems (TVS) segment sales increased $5,151,000 (6%) for the first half of Fiscal 1995 compared to the same period in Fiscal 1994. The increase in TVS sales reflects the increase in truck production under the "Family of Medium Tactical Vehicles" (FMTV) contract to 891 trucks in the first half of Fiscal 1995 compared to 715 trucks in the same period in Fiscal 1994.


Sales for the second quarter of Fiscal 1995 increased $32,722,000 (11.4%) to
  $319,840,000 compared to sales of $287,118,000 during the second quarter of Fiscal 1994. The Distribution segment and EPS segment contributed to this increase. The Distribution segment sales increased $19,506,000 (24%) for the second quarter of Fiscal 1995 compared to the same period in Fiscal 1994. EPS segment sales increased $10,000,000 (6.8%) for the second quarter of Fiscal 1995 compared to the same period in Fiscal 1994.

The gross profit margin of 16.2% for the first half of Fiscal 1995 improved as compared to 15.5% for the same period in Fiscal 1994. Gross profit margins for the second quarter of Fiscal 1995 were 15.6% compared to 15.4% for the second quarter of 1994. Higher gross profit margins recognized on power generation equipment during the first half of Fiscal 1995 were partially offset by lower gross profit margins on compression equipment recognized by the Company in the second quarter of Fiscal 1995. Also in the second quarter of Fiscal 1995, the Company recognized $3,500,000 in gross profits based on initial settlement discussions relating to a pending contract dispute. See Note C to the Consolidated Condensed Financial Statements.

Selling and administrative expenses for the first half of Fiscal 1995 increased as a percentage of sales to 7.3% compared to 6.5% for the same period in Fiscal 1994. The significant portion of this increase is attributable to the two acquisitions made in the second half of Fiscal 1994 and to the increased administrative costs related to the establishment of an international infrastructure, primarily for gas turbine product support.

Interest expense for the first half of Fiscal 1995 increased to $6,100,000, up from $2,299,000 for the same period in Fiscal 1994. This increase is due to an increase in both interest rates and outstanding debt required to carry increased inventories of turbine-driven equipment and other working capital items.

Net earnings of $32,942,000 ($1.00 per share) for the first half of Fiscal 1995 represents a 4.5% increase compared to $31,517,000 ($.96 per share) for the same period in Fiscal 1994. This growth in earnings is primarily the result of the increases in sales and resulting margins discussed above.

GOVERNMENT CONTRACTS STATUS

Initial Operational Test and Evaluation under the FMTV Contract was completed in the second quarter and recently released test data shows outstanding results in every category. Overall, the fleet of trucks bettered requirements by scoring between 223 percent and 337 percent above the Army's reliability standards. The Company has been informed that a decision to approve full rate production and type classification for the FMTV to be placed in the U.S. Army inventory was reached August 16, 1995 with formal notification to be issued shortly. Actual fielding of the vehicles to combat troops is expected to begin as soon as December of this year. Under the terms of the FMTV contract, all vehicles produced before the full rate production decision must be retrofitted with any changes required by test results or specification changes ordered by the government. The Company has scheduled the retrofit to occur during the fourth quarter of Fiscal 1995.

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

The suspension will affect all future procurement and nonprocurement activity of the federal government and may affect the procurement activities of certain state and local governments. Except for sales pursuant to the FMTV contracts, direct and indirect sales to agencies of the federal government did not make a material contribution to any of the Company's business segments during Fiscal 1994 and are not expected to make a material contribution in the future. Nonprocurement activity affected by the suspension includes the receipt of grants and loans from the federal government and sales that are directly or indirectly funded by loans from agencies of the federal government. The Company is not the direct recipient of any grants or loans from agencies of the federal government but the Company's EPS division regularly sells equipment and services to recipients of loans from Export Import Bank ("EXIM Bank"), Overseas Private Investment Corporation ("OPIC") and other such agencies. The Company has been advised by representatives of EXIM Bank and OPIC that such organizations will not provide financing or other assistance for projects for which the Company is a vendor as long as the Company is suspended or debarred from government contracting. If alternative financial facilities are not available or are unacceptable to the Company's customers, the continued suspension or debarment of the Company could materially adversely affect EPS segment sales.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at July 31, 1995, and at the close of Fiscal 1994 were as follows:

                                                                     July 31     January 31
                                                                       1995         1995
                                                                  ____________  ____________
                                                                     (Dollars in millions)
Engineered Power Systems
  Equipment                                                          $  365.7      $  416.0
  Operations and Maintenance                                            317.7         311.6
                                                                  ____________  ____________
                                                                        683.4         727.6

Distribution                                                             44.8          40.0
Tactical Vehicle Systems                                                931.3       1,017.8
                                                                  ____________  ____________

Total                                                                $1,659.5      $1,785.4
                                                                  ============  ============

Although no assurance can be given, the Company expects sales of the Engineered Power Systems segment to continue to be weighted in favor of turbine-driven equipment because of the large number of unfilled orders for these units, the number of proposals that are presently outstanding and the current worldwide need for additional electrical generating capacity.

Unfilled orders of the Tactical Vehicle Systems segment consists principally of the contracts awarded in October 1991, by the United States Department of the Army, to manufacture medium tactical vehicles. The contracts are subject to Congressional approval of necessary funding for future program years. As of July 31, 1995, funding for purchases for program year five, which begins during the Company's Fiscal 1997, had not been received. If such funding is not approved or is limited or delayed, the number of trucks produced in each fiscal year may be reduced or contract performance may be delayed.

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment was $9,959,000 for the first half of Fiscal 1995 compared to $12,350,000 for the same period in Fiscal 1994.

LIQUIDITY AND SOURCES OF CAPITAL

Long-term borrowings at July 31, 1995 decreased slightly from the end of Fiscal 1994. The Company has $105,000,000 in committed credit facilities which were fully utilized at July 31, 1995 and at the end of Fiscal 1994. The Company has additional banking relationships which provide uncommitted borrowing arrangements. These short-term borrowings increased to $75,000,000 at July 31, 1995 from $42,000,000 at the end of Fiscal 1994. This debt increase of $33,000,000 is principally a result of the timing of customer progress payments for contracts-in-process and absence of progress payments under certain contracts under production during Fiscal 1995. The Company's working capital needs can fluctuate significantly depending on the progress payment streams of contracts-in-process. The Company regularly bids on large commercial contracts and turnkey construction contracts that require the Company to finance work-in-process. If awarded to the Company, these contracts could also affect working capital needs. The Company may expand its Distribution and EPS segments by selective acquisition of additional distribution territories and product lines. In the event that such activities create a need for working capital or capital expenditures in excess of existing committed lines of credit, the Company may seek to convert its uncommitted borrowing arrangements to committed credit facilities, to borrow under other long-term financing sources or to issue additional equity securities. The Company's current credit facilities appear adequate to meet its foreseeable cash requirements.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.
See Note B to the Consolidated Condensed Financial Statements.

Item 2. Changes in Securities.

(a) An amendment of the Articles of incorporation to increase the number of authorized shares of Common Stock from 50,000,000 shares to 100,000,000 shares was approved by stockholders in the Annual Meeting on June 13, 1995.
A certificate of Amendment was filed with the State of Texas on July 20, 1995.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on June 13, 1995. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld, and abstaining or not voting as to each matter.

Election of Directors

                                                       AGAINST OR
                                  FOR                  WITHHELD
J. Carsey Manning               27,294,149             642,582
Donald E. Stevenson             27,345,694             591,037
Robert H. Parsley               27,288,106             648,625
Robert S. Sullivan              27,381,993             554,738

The approval of the 1994 Director Stock Option Plan.


                                                       AGAINST OR      ABSTAINED OR
                                  FOR                  WITHHELD        NOT VOTED
                                21,142,811             5,762,166*      163,888

The Amendment of the Second Restated Articles of Incorporation to increase the authorized Common Stock of the Company from 50,000,000 shares to 100,000,000 shares, without par value.


                                                       AGAINST OR      ABSTAINED OR
                                  FOR                  WITHHELD        NOT VOTED
                                26,027,160             921,615*        120,090

The Amendment of the Second Restated Articles of Incorporation to limit the personal liability of directors.

                                                       AGAINST OR      ABSTAINED OR
                                  FOR                  WITHHELD        NOT VOTED
                                25,380,174             1,516,214*      172,477

Ratification of Accountants

                                                       AGAINST OR      ABSTAINED OR
                                  FOR                  WITHHELD        NOT VOTED
                                27,875,875             32,064          28,792


*Broker Non-Vote 867,866

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

     3(i)  Articles of Incorporation
     27    Financial Data Schedule

(b) The following reports on Form 8-K were filed during the three months ended
     July 31, 1995.

     Form 8-K Reporting Date - May 3, 1995.
     Items Reported - Item 5. Other Events (Indictment)

     Form 8-K Reporting Date - May 12, 1995.
     Items Reported - Item 5.  Other Events (Suspension)





                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         STEWART & STEVENSON SERVICES, INC.




Date:     09/13/95                       By:    /s/ Robert L. Hargrave
                                         Robert L. Hargrave
                                         Group Vice President, Chief Financial
                                         Officer & Treasurer
                                         (Principal Financial Officer)





EXHIBIT INDEX

 Exhibit Number and Description

      3(i)  Articles of incorporation
      27    Financial data schedule