Form 10-Q
period 1995-10-31
STEWART & STEVENSON SERVICES INC
filed 1995-12-14
CIK 94328

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

         (Mark One)
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1995

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

Common Stock, Without Par Value                   33,050,088 Shares
              (Class)                   (Outstanding at October 31, 1995)
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position -- October 31, 1995 and January 31, 1995.

Consolidated Condensed Statement of Earnings -- Nine Months and Three
   Months Ended October 31, 1995 and 1994.

Consolidated Condensed Statement of Cash Flows -- Nine Months Ended October
   31, 1995 and 1994.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands)
                                                        October 31       January 31
                                                          1995             1995
                                                       (Unaudited)
                                                       ____________    ____________
ASSETS
CURRENT ASSETS
   Cash and equivalents                                  $  5,108        $  3,987
   Accounts and notes receivable, net                     192,081         186,814
   Recoverable costs and accrued profits
      not yet billed                                      303,030         227,467
   Inventories:
      Engineered Power Systems                            244,394         224,729
      Distribution                                        136,255         121,273
      Excess of current costs over LIFO values            (52,897)        (50,135)
                                                       ____________    ____________
                                                          327,752         295,867
   Other                                                    1,059             364
                                                       ____________    ____________
      TOTAL CURRENT ASSETS                                829,030         714,499

PROPERTY, PLANT AND EQUIPMENT                             240,757         230,215
   Allowances for depreciation and
      amortization                                       (111,811)        (98,355)
                                                       ____________    ____________
                                                          128,946         131,860
OTHER ASSETS                                               31,615          29,257
                                                       ____________    ____________
                                                         $989,591        $875,616
                                                       ============    ============




LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                         $115,000        $ 42,000
   Accounts payable                                       144,537         164,474

   Billings on uncompleted contracts in
      excess of incurred costs                             10,281          11,284
   Current income taxes                                    64,235          42,240
   Other current liabilities                               50,136          51,156
                                                       ____________    ____________
      TOTAL CURRENT LIABILITIES                           384,189         311,154

LONG-TERM DEBT                                            116,833         116,900
DEFERRED INCOME TAXES                                       7,175           8,038
ACCRUED POSTRETIREMENT BENEFITS                            15,251          15,252
DEFERRED COMPENSATION                                       5,445           5,269
SHAREHOLDERS' EQUITY
   Common Stock, without par value, 100,000,000
      and 50,000,000 shares authorized at October
      31, 1995 and January 31, 1995, respectively;
      33,061,908 and 33,009,635 shares issued at
      October 31, 1995 and January 31, 1995,
      respectively, including 11,820 shares held
      in treasury                                         163,410         162,057
   Retained earnings                                      297,321         256,979
                                                       ____________    ____________
                                                          460,731         419,036
   Less cost of treasury stock                                (33)            (33)
                                                       ____________    ____________
      TOTAL SHAREHOLDERS' EQUITY                          460,698         419,003
                                                       ____________    ____________
                                                         $989,591        $875,616
                                                       ============    ============


See accompanying notes to consolidated condensed financial statements.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)


                                        Nine Months Ended              Three Months Ended
                                           October 31                      October 31
                                    _________________________       _________________________
                                      1995            1994            1995            1994
                                    _________       _________       _________       _________
                                          (Unaudited)                     (Unaudited)
Sales                               $932,641        $850,521        $323,779        $304,248
Cost of sales                        786,193         718,584         275,822         257,072
                                    _________       _________       _________       _________

Gross profit                         146,448         131,937          47,957          47,176


Selling and administrative
  expenses                            67,624          54,619          23,445          19,284
Interest expense                       9,642           4,103           3,542           1,804
Other income, net                     (2,518)         (1,568)         (1,399)           (695)
                                    _________       _________       _________       _________
                                      74,748          57,154          25,588          20,393
                                    _________       _________       _________       _________
Earnings before income taxes          71,700          74,783          22,369          26,783
Income taxes                          24,021          25,107           7,458           9,014
                                    _________       _________       _________       _________
Earnings of consolidated
  companies                           47,679          49,676          14,911          17,769
Equity in net earnings (loss)
  of unconsolidated affiliates           263            (556)             89            (166)
                                    _________       _________       _________       _________
Net earnings                        $ 47,942        $ 49,120        $ 15,000        $ 17,603
                                    =========       =========       =========       =========
Weighted average number of
  shares of Common Stock
  outstanding                         33,030          32,966          33,045          32,988
                                    =========       =========       =========       =========
Net earnings per share              $   1.45        $   1.49        $    .45        $    .53
                                    =========       =========       =========       =========

Cash dividends per share            $    .23        $    .20        $    .08        $    .07
                                    =========       =========       =========       =========
See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                                    Nine Months Ended
                                                                         October 31
                                                                ___________________________
                                                                  1995              1994
                                                                __________       __________
                                                                       (Unaudited)
Operating Activities
   Net earnings                                                  $ 47,942         $ 49,120
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:

        Depreciation and amortization                              18,222           17,233
        Deferred income taxes                                        (863)          (1,212)
        Change in operating assets and liabilities:
          Receivables                                              (5,174)         (17,377)
          Recoverable costs and accrued profits not
           yet billed                                             (75,563)         (54,024)
          Inventories                                             (31,885)         (21,390)
          Accounts payable                                        (19,937)          21,621
          Billings on uncompleted contracts in excess
           of incurred costs                                       (1,003)         (13,820)
          Current income taxes                                     21,995            9,494
          Other current liabilities                                (1,092)             352
          Other--principally long-term assets and liabilities      (3,123)          (3,189)
                                                                __________       __________
    Net Cash Used In Operating Activities                         (50,481)         (13,192)

Investing Activities
   Expenditures for property, plant and equipment                 (16,003)         (21,919)
   Disposal of property, plant and equipment                          942            1,215
                                                                __________       __________
   Net Cash Used In Investing Activities                          (15,061)         (20,704)
Financing Activities
   Additions to long-term borrowings                                   71           35,290
   Payments on long-term borrowings                                   (67)         (36,212)
   Borrowings and payments on short-term notes payable, net        73,000           36,000
   Dividends paid                                                  (7,600)          (6,594)
   Exercise of stock options                                        1,259            1,579
                                                                __________       __________
   Net Cash Provided By Financing Activities                       66,663           30,063
                                                                __________       __________
Increase (Decrease) in cash and equivalents                         1,121           (3,833)
Cash and equivalents, February 1                                    3,987            7,788
                                                                __________       __________
Cash and equivalents, October 31                                 $  5,108         $  3,955
                                                                ==========       ==========
Supplemental disclosure of cash flow information:
   Net cash paid during the period for:
     Interest payments                                           $  8,918         $  3,880
     Income tax payments                                         $  6,881         $ 16,465



See accompanying notes to consolidated condensed financial statements.











STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the nine months and three months ended October 31, 1995 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 1996.

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

Net earnings per share of Common Stock were computed by dividing net earnings by the weighted average number of shares outstanding. Common Stock equivalents (outstanding options to purchase shares of Common Stock) are excluded from the computations as they are insignificant. The weighted average number of shares outstanding for the nine and three months ended October 31, 1995 includes 52,750 and 7,500, respectively, shares issued pursuant to exercise of stock options.






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

Note C--Inventories

At January 31, 1995, the Engineered Powered Systems segment's inventory included approximately $14,789,000 of costs on a certain U.S. Government contract in excess of contractual authorization. During the second quarter of Fiscal 1995, the Company recognized $3,500,000 of additional costs under such contract based upon preliminary settlement discussions and the opinion of outside legal counsel that the Company will recover a substantial portion of the amount claimed. At October 31, 1995, the Engineered Power Systems segment's inventory included $18,855,000 relating to inventory carrying costs incurred by the Company which management believes will be collectible upon either contractual amendment or approval of claims increasing funding.

Note D--Subsequent Events

At October 31, 1995, the Company had borrowings of $105,000,000 under its revolving bank credit facility and $115,000,000 under uncommitted short-term bank arrangements. Effective November 30, 1995, the Company entered into an amended revolving credit facility with its banks to increase the principal amount of the facility to $200,000,000. Borrowings under the amended revolving credit facility mature on December 31, 2000. Under the terms of the amended facility, the commitment fee was reduced from .15 of 1% to .125 of 1% on the daily average unused balance. The Company may reduce the committed amount of the revolving credit facility at its option. Borrowings outstanding under the revolving credit loan bear interest at various formulae at the option of the Company. The maximum rate that may be charged is the agent's prime rate. The amended revolving credit facility includes certain financial covenants which, among other things, impose a minimum net worth requirement on the Company and restrict the incurrence of indebtedness.


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

                                     Nine Months Ended        Three Months Ended
                                        October 31                October 31
                                     1995         1994         1995         1994
                                   _________   _________    _________     _________
Sales                                100.0%      100.0%       100.0%        100.0%
Cost of sales                         84.3        84.5         85.2          84.5
                                   _________   _________    _________     _________
Gross profit                          15.7        15.5         14.8          15.5

Selling and administrative
   expenses                            7.3         6.4          7.2           6.3
Interest expense                       1.0          .5          1.1            .6
Other income, net                      (.3)        (.2)         (.4)          (.2)
                                   _________   _________    _________     _________
                                       8.0         6.7          7.9           6.7
                                   _________   _________    _________     _________
Earnings before income taxes           7.7         8.8          6.9           8.8
Income taxes                           2.6         2.9          2.3           2.9
                                   _________   _________    _________     _________
Earnings of consolidated
   companies                           5.1         5.9          4.6           5.9
Equity in net earnings (loss)           .0         (.1)          .0           (.1)
                                   _________   _________    _________     _________
Net earnings                           5.1%        5.8%         4.6%          5.8%
                                   =========   =========    =========     =========











Sales for the first nine months of the year ending January 31, 1996 ("Fiscal 1995") increased 9.7% to $932,641,000 compared to sales of $850,521,000 for the same period in the year ended January 31, 1995 ("Fiscal 1994").

The Distribution segment was the primary contributor to the Company's sales growth with an increase in sales of $60,707,000 (25%) in the first nine months of Fiscal 1995 compared to the same period in Fiscal 1994. This increase is primarily attributable to the acquisition of the assets and business of Power Application & Mfg., Co. ("PAMCO"), a Waukesha distributor for the western United States, during the fourth quarter of Fiscal 1994. The distribution of product lines acquired from PAMCO contributed sales of $37,812,000 in the first nine months of Fiscal 1995. Excluding sales relating to the PAMCO acquisition, the Distribution segment's increase of 9% in the first nine months of Fiscal 1995 over the same period in Fiscal 1994 reflects the continued economic growth in the territories serviced by the Company.

The Engineered Power Systems (EPS) segment sales decreased $13,229,000 (3%) for the first nine months of Fiscal 1995 compared to the same period in Fiscal 1994. This decline in EPS sales was primarily within the Gas Turbine product lines which continued to experience sharply reduced domestic activity, reflecting the U.S. utility market's uncertain response to deregulation and delays in contract awards in the international markets.

The Tactical Vehicle Systems (TVS) segment sales increased $29,524,000 (22%) for the first nine months of Fiscal 1995 compared to the same period in Fiscal 1994. The increase in TVS sales reflects the increase in truck production under the "Family of Medium Tactical Vehicles" (FMTV) contract to 1,444 trucks in the first nine months of Fiscal 1995 compared to 1,046 trucks in the same period in Fiscal 1994.

Sales for the third quarter of Fiscal 1995 increased $19,531,000 (6.4%) to $323,779,000 compared to sales of $304,248,000 during the third quarter of Fiscal 1994. The Distribution segment and Tactical Vehicle segment contributed to this increase. The Distribution segment sales increased $23,398,000 (27%) for the third quarter of Fiscal 1995 compared to the same period in Fiscal 1994. Tactical Vehicle segment sales increased $24,373,000 (51%) for the third quarter of Fiscal 1995 compared to the same period in Fiscal 1994.

The gross profit margin of 15.7% for the first nine months of Fiscal 1995 improved as compared to 15.5% for the same period in Fiscal 1994. Gross profit margins for the third quarter of Fiscal 1995 were 14.8% compared to 15.5% for the third quarter of 1994. Higher gross profit margins recognized on power generation equipment during the first nine months of Fiscal 1995 were partially offset by lower gross profit margins on compression equipment recognized by the Company in the second and third quarters of Fiscal 1995. Also in the second quarter of Fiscal 1995, the Company recognized $3,500,000 in gross profits based on initial settlement discussions relating to a pending contract dispute. See Note C to the Consolidated Condensed Financial Statements.

Selling and administrative expenses for the first nine months of Fiscal 1995 increased as a percentage of sales to 7.3% compared to 6.4% for the same period in Fiscal 1994. The significant portion of this increase is attributable to the acquisition of substantially all of the assets of PAMCO and of certain assets of Creole International, Inc. during the second half of Fiscal 1994 and to the increased administrative costs related to the establishment of an international infrastructure, primarily for gas turbine product support.

Interest expense for the first nine months of Fiscal 1995 increased to $9,642,000, up from $4,103,000 for the same period in Fiscal 1994. This increase is due to an increase in both interest rates and outstanding debt required to carry increased inventories of turbine-driven equipment, increased inventories in the Distribution segment necessary to support the territories and product lines acquired from PAMCO, and other working capital items.

Net earnings of $47,942,000 ($1.45 per share) for the first nine months of Fiscal 1995 represents a 2.4% decrease compared to $49,120,000 ($1.49 per share) for the same period in Fiscal 1994.




GOVERNMENT CONTRACTS STATUS

Initial Operational Test and Evaluation under the FMTV Contract was completed in the third quarter and the Company received formal approval for full rate production and type classification of the FMTV on August 25, 1995. Actual fielding of the vehicles to combat troops is scheduled to begin in January, 1996 at Ft. Bragg, North Carolina. Under the terms of the FMTV contract, all vehicles produced before the full rate production decision must be retrofitted with any changes required by test results or specification changes ordered by the government. The retrofit will begin during the fourth quarter of Fiscal 1995 and is expected to be completed in the second quarter of 1996.

The Company is currently in low rate initial production. The current fiscal year's planned production quantity is scheduled for completion by the end of the fourth quarter. Full rate production is expected to commence after completion of the retrofit program. The Company has received full funding for the production of approximately 7,364 vehicles through February, 1997. Approximately 3,524 vehicles, scheduled for production after that date have not been funded due to reductions in the U.S. Army's budget for acquisition. The Company has entered into preliminary negotiations with the U.S. Army to modify the existing contract to provide for steady production at lower rates through December, 1998. However, the Company is not able to predict whether any such modification will be forthcoming on terms acceptable to the Company and production of vehicles pursuant to the FMTV contract may be interrupted after February, 1997.

EFFECT OF CERTAIN LITIGATION

On May 3, 1995, the Company and four employees, including the Company's President, were indicted by a federal Grand Jury on six counts arising out of a 1987 subcontract to supply diesel generator sets for installation in Saudi Arabia. See Note B to the Consolidated Condensed Financial Statements. On May 12, 1995, the U.S. Air Force suspended the Company from contracting with any agency of the U.S. Government and from receiving the benefit of federal assistance programs. This suspension was temporarily terminated on November 8, 1995, pending the resolution of the charges covered by the indictment pursuant to an Interim Administrative Agreement between the Company and the U.S. Air Force. The Interim Administrative Agreement does not have any effect on the indictment.

The Interim Administrative Agreement requires the Company to maintain various internal procedures and policies intended to assure the U.S. Government that the Company is a responsible contractor. In the event that the Company or any of the indicted employees are convicted of the charges contained in the indictment, the U.S. Air Force may re-evaluate whether the Company should be suspended or debarred based on all of the facts and circumstances then known. An acquittal of all parties of the charges does not terminate the Interim Administrative Agreement and any failure by the Company to perform its obligations thereunder may also be grounds for suspension or debarment.

If the Company is suspended or debarred, either because of a conviction pursuant to the indictment or as a result of a breach of the Interim Administrative Agreement, it would be ineligible to enter into new contracts or subcontracts with agencies of the U.S. Government or receive the benefit of federal assistance payments for the duration of such suspension or debarment. Any such suspension could prevent the Company from receiving a modification to the FMTV to fund additional vehicles or extend the delivery schedule of funded vehicles unless the Secretary of the Army finds a compelling need to enter into such modification. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank ("EXIM Bank"), Overseas Private Investment Corporation ("OPIC") and similar government agencies during a suspension or debarment. The EPS segment frequently sells equipment to customers that rely on financial commitments from EXIM and/or OPIC. Any such suspension or debarment could have a material adverse impact on the Company's financial condition and results of operations.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at October 31, 1995, and at the close of Fiscal 1994 were as follows:

                                                            October 31    January 31
                                                              1995          1995
                                                            __________    __________
                                                              (Dollars in millions)

Engineered Power Systems
  Equipment                                                 $  261.5      $  416.0
  Operations and Maintenance                                   294.9         311.6
                                                            __________    __________
                                                               556.4         727.6

Distribution                                                    41.6          40.0
Tactical Vehicle Systems                                       859.2       1,017.8
                                                            __________    __________

Total                                                       $1,457.2      $1,785.4
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


Unfilled orders of the Tactical Vehicle Systems segment consists principally of the contracts awarded in October 1991, by the United States Department of the Army, to manufacture medium tactical vehicles. The contracts are subject to Congressional approval of necessary funding for future program years. Approximately 3,524 vehicles, representing a backlog of approximately $350,000,000, have not been funded due to reductions in the U.S. Army's budget for acquisitions. If funding for such vehicles is not approved or is limited or delayed, the total number of vehicles produced may be reduced. The Company has entered into preliminary negotiations with the U.S. Army to modify the existing contract to provide for steady production of funded vehicles over a longer period. Any such modification could affect the number of vehicles produced in each fiscal year.

During the third quarter, unfilled orders of the Engineered Power Systems segment were reduced by $37,800,000 as a result of the cancellation of one order for turbine-driven equipment which was not eligible for EXIM Bank financing because of the suspension of the Company by the U.S. Air Force. See "Effect of Certain Litigation".

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment was $16,003,000 for the first nine months of Fiscal 1995 compared to $21,919,000 for the same period in Fiscal 1994.

LIQUIDITY AND SOURCES OF CAPITAL

Long-term debt at October 31, 1995 was $116,833,000 compared with $116,900,000 as of January 31, 1995. During the same period short-term borrowings increased to $115,000,000 at October 31, 1995 from $42,000,000 at the end of Fiscal 1994. The Company's increased borrowings were primarily incurred to finance both customer contracts in process and inventories. The growth in contract cost and profits in excess of customer billings reflects the absence of customer progress payments and down payments under certain Gas Turbine contracts. Inventory growth of $18,230,000 within the Gas Turbine operations was necessitated by both the expansion of the Gas Turbine product support group's capabilities and the increase in costs related to unsold production. Inventory growth of $11,479,000 within the Distribution segment relates to the additional territories and product lines acquired from PAMCO.

As of October 31, 1995, the Company had fully utilized the $105,000,000 of available borrowings under its bank credit facility. The Company's additional borrowings were made pursuant to uncommitted short-term banking relationships. Effective November 30, 1995, the Company amended its bank credit facility to increase the principal amount of the facility to $200,000,000. The purpose of the amendment was to replace a portion of the Company's uncommitted short-term borrowings. Borrowings under the amended bank credit facility mature on December 31, 2000. As a result of the amendment, the commitment fee on the unused portion of the facility was reduced from 0.15% to 0.125% on the daily unused balance during the revolving period. The Company may reduce the committed amount of the revolving credit facility at its option. Borrowings outstanding under the revolving credit facility bear interest at rates under various rate options selected by the Company from time to time. The rate options available to the Company include rates negotiated from time to time with the principal bank, rates based on certificates of deposit or Eurodollar loans plus a margin and the agent's prime rate. The amended credit facility includes certain financial covenants, including covenants which limit the incurrence of additional indebtedness and require the Company to maintain a minimum net worth. The Company is in compliance with all such covenants.

The Company's working capital needs can fluctuate significantly depending on the progress payment streams of contracts-in-process. The Company regularly bids on large commercial contracts and turnkey construction contracts that require the Company to finance work-in-process. If awarded to the Company, these contracts could also affect working capital needs. The Company may expand its Distribution and EPS segments by selective acquisition of additional distribution territories and product lines. In the event that such activities create a need for working capital or capital expenditures in excess of existing committed lines of credit, the Company may seek to increase its credit facilities, to borrow from other long-term financing sources or to issue additional equity securities. The Company believes its current credit facilities are adequate to meet its foreseeable capital requirements.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.
        See Note B to the Consolidated Condensed Financial Statements.

Item 2. Changes in Securities.

(a)  Inapplicable


(b) Note D to the consolidated condensed financial statements in Part I of this report is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

(a)  The following exhibits are filed as a part of this report pursuant to
     Item 601 of Regulation S-K.


     3(a) Third Restated Articles of Incorporation, effective as of September 21, 1995.

     3(b)  Fourth Restated Bylaws, effective as of September 13, 1995.

     4(a) Loan Agreement effective September 3, 1993, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association, ABN AMRO Bank, N.V., Houston, The Bank of New York and NationsBank of Texas, National Association (Incorporated by reference to exhibit 4.1 to the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1995 under the Commission File No. 0-8493).

     4(b) Agreement and First Amendment to Loan Agreement effective July 31, 1994, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association, ABN AMRO Bank, N.V., Houston Agency and The Bank of New York, and NationsBank of Texas, National Association (Incorporated by reference to exhibit 4.2 to the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1995 under the Commission File No. 0-8493.

     4(c) Agreement and Second Amendment to Loan Agreement effective December 23, 1994, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association, ABN AMRO Bank, N.V., Houston Agency, The Bank of New York, NationsBank of Texas, National Association, Bank of America Illinois and PNC Bank, National Association (Incorporated by reference to exhibit
           4.3 to the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1995 under the Commission File No. 0-8493).

     4(d) Agreement and Third Amendment to Loan Agreement effective August 1, 1995, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association, ABN AMRO Bank, N.V., Houston Agency, The Bank of New York, NationsBank of Texas, National Association, Bank of America Illinois and PNC Bank, National Association.

     4(e) Agreement and Fourth Amendment to Loan Agreement effective November 30, 1995, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association, ABN AMRO Bank, N.V., Houston Agency, The Bank of New York, NationsBank of Texas, National Association, Bank of America Illinois and PNC Bank, National Association.

     10 Interim Administrative Agreement dated November 8, 1995 by and between Stewart & Stevenson Services, Inc. and the United States Department of the Air Force (Incorporated by reference to exhibit 99 to the Form 8-K of Stewart & Stevenson for November 8, 1995 under the Commission File No. 0-8493).

     27    Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended October 31, 1995.
















                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   STEWART & STEVENSON SERVICES, INC.




Date:  12/13/95                    By:  /s/ Robert L. Hargrave
                                   Robert L. Hargrave
                                   Group Vice President, Chief Financial
                                   Officer & Treasurer
                                   (Principal Financial Officer)
     EXHIBIT INDEX

Exhibit Number and Description

3(a)  Articles of Incorporation
3(b)  By-laws
4(d) Agreement and Third Amendment to Loan Agreement effective August 1, 1995, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association, ABN AMRO Bank, N.V., Houston Agency, The Bank of New York, NationsBank of Texas, National Association, Bank of America Illinois and PNC Bank, National Association.
4(e) Agreement and Fourth Amendment to Loan Agreement effective November 30, 1995, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association, ABN AMRO Bank, N.V., Houston Agency, The Bank of New York, NationsBank of Texas, National Association, Bank of America Illinois and PNC Bank, National Association.
27    Financial data schedule