Form 10-K
period 1996-01-31
STEWART & STEVENSON SERVICES INC
filed 1996-04-25
CIK 94328

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                           ______________________

                                 FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1996 ("Fiscal 1995") or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to________.

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


     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     Aggregate market value of voting securities held by nonaffiliates as of February 29, 1996:

                             $719,808,723

     Number of shares outstanding of each of the issuer's classes of common stock, as of February 29, 1996:

     Common Stock, Without Par Value                    33,050,088 Shares

                     DOCUMENTS INCORPORATED BY REFERENCE
Document                                                      Part of Form 10-K
________                                                      _________________
Proxy Statement for the 1996 Annual Meeting of Shareholders   Part III



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

   The Engineered Power Systems segment designs, engineers, services and markets engine-driven equipment principally utilizing diesel or gas turbine engines supplied by independent manufacturers. In addition, this segment





   offers operation and maintenance contracts for large gas turbine projects and petroleum production facilities. The Company's products include gas turbine generator sets for primary electrical power and diesel generator sets for primary, emergency or stand-by electrical power sources. Stewart & Stevenson is a leading packager of aeroderivative gas turbine engines for electrical power generation. A majority of the gas turbine engines used by the Company are manufactured by General Electric Corporation. The Company's engineered power systems and operations and maintenance services are marketed worldwide, particularly in developing countries where there has been growth in demand for electrical power.

   The Distribution segment markets industrial equipment and related parts manufactured by others and provides in-shop and on-site repair services for such products. This segment began operations in 1938 and currently markets Detroit Diesel engines, General Motors Electro-Motive diesel engines, Allison automatic transmissions, Waukesha natural gas engines, Deutz diesel engines, Hyster material handling equipment, Thermo King transport refrigeration units and John Deere construction, utility and forestry equipment. The Distribution segment markets primarily in the Southern and Western United States, as well as in Mexico, Venezuela and Central America.

   The Tactical Vehicle Systems segment has received contracts with the United States Department of Defense to manufacture the U.S. Army's next generation of medium tactical vehicles (the "Family of Medium Tactical Vehicles" or "FMTV"). The FMTV contracts call for the production of approximately 11,000 newly-designed 2 1/2-ton and 5-ton trucks in several configurations, including troop carriers, wreckers, cargo trucks, vans and dump trucks.
   All variants of the FMTV incorporate a high level of common parts. Manufacturing of the FMTV is being performed by the Company's Tactical Vehicle Systems segment at a facility located near Houston, Texas. The Company is also offering the FMTV for sale to other branches of the U.S. Armed Forces and to the armed forces of foreign countries.

   The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1995" commenced on February 1, 1995 and ended on January 31, 1996. Identifiable assets at the close of Fiscal 1995, 1994 and 1993 and net sales, operating profit and export sales for such fiscal years for the Company's business segments and sales to customers which exceed 10% of consolidated sales are presented





   under "Industry Segment Data" in the notes to the Consolidated Financial Statements in Part II.


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

   Operations of the Engineered Power Systems segment accounted for approximately 50.9%, 56.5% and 61.4%, respectively, of consolidated sales during Fiscal 1995, 1994 and 1993.

   Gas Turbine Driven Equipment. The Company packages gas turbine products based on turbine engines purchased from General Electric Corporation ("GE"), European Gas Turbines ("EGT") and the Garrett Corporation ("Garrett"). The table below lists the capacity of generator sets based on each model of gas turbine engine regularly packaged by the Company.

                                                            Generator Set
                                                              Capacity
                       Engine Model                         in Megawatts
                        ____________                        ____________
                        GE LM6000 . . . . . . .             40.30 Mw
                        GE LM5000 STIG  . . . .             51.60 Mw
                        GE LM5000 . . . . . . .             34.40 Mw
                        GE LM2500+  . . . . . .             27.60 Mw
                        GE LM2500 STIG  . . . .             26.50 Mw
                        GE LM2500 . . . . . . .             22.20 Mw
                        GE LM1600 . . . . . . .             13.40 Mw
                        EGT TEMPEST . . . . . .              7.49 Mw
                        EGT TORNADO . .   . . .              6.25 Mw
                        EGT TYPHOON . . . . . .              4.91 Mw





                        GARRETT IM831 . . . . .              0.50 Mw

   Gas turbine generator sets have a lower capital cost, higher efficiency and shorter lead times and are more environmentally acceptable than many alternative technologies. In addition, gas turbine generator sets may be used for the simultaneous production of electrical power and useful thermal energy ("cogeneration"). The gas turbine generator sets packaged by the Company in the 20 Mw to 52 Mw size incorporate GE gas turbine engines and are marketed primarily to independent power producers for prime power and cogeneration applications and to electrical utilities for base load capacity or additional capacity during peak demand periods. Generators in the 0.5 Mw to 20 Mw range are marketed to hospitals, hotels, office complexes and industrial facilities, both for prime power and cogeneration applications. Stewart & Stevenson's package design and full-load testing prior to shipment permit the complete installation and start-up of the Company's gas turbine generators in as little as 30 days after shipment and decrease both the time and expense required to build a complete electrical generation facility.

   The Company assembles turbine-driven mechanical drive packages, including gas compressor sets, powered by GE and EGT gas turbine engines. The table below lists the output of each model of gas turbine engine offered by the Company for mechanical drive applications.

                     Engine Model                     Output
                     ____________                     __________

                     GE LM6000. . . . .  . . . . .    55,545 Shp
                     GE LM2500+ . . . .  . . . . .    37,000 Shp
                     GE LM2500. . . . .  . . . . .    31,235 Shp
                     GE LM1600+ . . . .  . . . . .    18,745 Shp
                     EGT TORNADO. . . . .  . . . .     8,900 Shp
                     EGT TYPHOON. . . . . . . . .      6,500 Shp

   Like the Company's turbine-driven generator sets, gas compression packages are designed to be easily and quickly installed at the customer's location and can be full-load tested at the Company's facility before shipment. Gas compressor sets are marketed to gas production and pipeline operators for both offshore and onshore installation.





   Stewart & Stevenson believes that the international market provides significant sale and lease opportunities for the Company's gas turbine products. The market for electrical power in developing countries is growing, and the Company's gas turbine generator sets are well suited for the requirements of developing countries; providing quick delivery, low initial capital costs and ease of installation in areas without significant existing electrical power infrastructure.

   A majority of the Company's gas turbine sales are derived from packaging gas turbine engines manufactured by GE and EGT. The Company believes that its relationship with these key suppliers is good and that its relationship with GE and EGT will continue. Any interruption of these relationships, however, would adversely affect the Company.

   Sales of gas turbine products accounted for approximately 30.5%, 40.1% and 42.4%, respectively, of consolidated sales in Fiscal 1995, 1994 and 1993.

   Gas Turbine Product Support Services. Stewart & Stevenson enters into operation and maintenance contracts under which the Company provides all labor, supervision and expertise necessary to operate, maintain and repair power generation, gas compression and petroleum production, processing and transportation facilities. Operation and maintenance contracts may have a term of up to 10 years and provide for a fixed fee out of which the Company must pay all costs incurred under the contract or for the payment of a fixed fee plus reimbursement of the costs incurred by the Company. The Company has provided operation and maintenance services for power generation facilities since 1986. Operation and maintenance services are provided on a worldwide basis.

   In addition, Stewart & Stevenson offers parts and repair services for turbine-driven equipment and is authorized to perform complete overhaul services on GE, EGT and Allison gas turbine engines. Other turbine products manufactured by the Company include an exhaust flow enhancement device, manufactured under license from Norlock Technologies, Inc. This new product improves power output and fuel efficiency and reduces exhaust gas turbulence.

   Sales of Gas Turbine Product Support Services contributed approximately
   12.6%, 7.6% and 6.5%, respectively of consolidated sales in Fiscal 1995,





   Fiscal 1994 and Fiscal 1993.


   Other Power Systems. Stewart & Stevenson is a leading manufacturer of well stimulation equipment and other diesel equipment for the oilfield service industries. These products are currently marketed primarily in the international market. Most of the Company's well stimulation equipment is manufactured according to the Company's proprietary designs and incorporates advanced microprocessor-based systems to automatically control the pressures, density and other characteristics of the high pressure fluids used to fracture oil-bearing formations. Other oilfield equipment includes coil-tubing equipment, blowout preventors and high pressure valves for the drilling and workover industry.

   Stewart & Stevenson also manufactures a complete line of aircraft ground support equipment, including gate tractors, air-start units, ground power equipment and air conditioning systems.

   Sales of other power systems and services accounted for 7.8%, 8.8% and 12.5%, respectively, of consolidated sales in Fiscal 1995, 1994 and 1993.

   DISTRIBUTION SEGMENT

   Distribution Operations: Stewart & Stevenson markets various industrial equipment, components, replacement parts, accessories and other material supplied by independent manufacturers and provides in-shop and on-site repair services for diesel-driven equipment. The following table contains the name of each manufacturer with whom the Company presently maintains a distribution contract, a description of the products and territories covered thereby and the expiration date thereof.

                                                                                                     Expiration
   Manufacturer                     Products                        Territories                         Date
   ____________                     ________                        ___________                      __________
   Detroit Diesel Corporation       Heavy Duty High Speed           Texas, Colorado, New                1998
   ("Detroit Diesel")               Diesel Engines                  Mexico, Wyoming, Nebraska,





                                                                    Louisiana, Mississippi,
                                                                    Alabama and Venezuela

   Electro-Motive Division of       Heavy Duty Medium Speed         Texas, Colorado, New                1998
   General Motors Corporation       Diesel Engines                  Mexico, Nebraska, Oklahoma,
   ("EMD")                                                          Arkansas, Louisiana, Tennessee,
                                                                    Mississippi, Alabama, Mexico,
                                                                    Central America and most of
                                                                    South America



   Allison Transmission             On- and Off-Highway             Texas, Colorado,  New               1997
   Division of General              Automatic Transmissions         Mexico, Wyoming, Nebraska,
   Motors Corporation               Power Shift Transmissions       Louisiana, Mississippi,
                                    and Torque Converters           Alabama and Venezuela



   Hyster Company                   Material Handling Equipment     Texas                                  *


   John Deere Industrial            Construction, Utility and       Southeast Texas and                    *
   Equipment Company                Forestry Equipment              Wyoming

   Thermo King Corporation          Transport Refrigeration         Southeast Texas and                 1996
                                    Equipment                       Southern Louisiana

   Waukesha Engine Division of      Natural Gas Industrial          Colorado, Montana,                  1997
   Dresser Industries, Inc.         Engines                         North Dakota, Oklahoma,
                                                                    Wyoming, New Mexico,
                                                                    Utah, Oregon, Hawaii,
                                                                    Kansas, Arizona, California,
                                                                    Washington and Nevada


   KHD - Deutz Corporation          Diesel Engines                  Colorado, Wyoming, Arizona,         1997
                                                                    New Mexico, Washington and
                                                                    Alaska





   ________________________

   *No expiration date. Agreements may be terminated by written notice of termination.

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

   The Company's principal distribution agreements are subject to early termination by the suppliers for a variety of causes, including a change in control or a change in the principal management of the Company. Although no assurance can be given that such distribution agreements will be renewed beyond their expiration dates, they have been renewed regularly.

   Manufacturing Operations. The Distribution segment also manufactures and sells generator sets and mechanical drive packages using reciprocating engines fueled with diesel, natural gas, or both. Generator sets range in size from 20 kw to 12,700 kw and are based on engines supplied by companies with whom the Distribution segment has a distributor or packaging agreement. The Company undertakes the selection of the appropriate engine and generator based on the intended application and fabricates the completed package according to a design developed specifically to fit the needs of the customer. Reciprocating engine driven generator sets are marketed by the Company as both stand-by power sources for emergency use and as prime power sources to supply electricity at remote locations.

   In addition to reciprocating engine-driven power systems, the Distribution segment manufactures and sells snow removal equipment, wheel chair lifts and rail car movers. Some products manufactured by the Distribution segment are based upon proprietary designs owned by the Company and others are based upon designs owned by others and licensed to the Company.





   Operations of the Distribution segment accounted for approximately 33.7%, 30.4% and 31.8%, respectively, of consolidated sales during Fiscal 1995, 1994 and 1993. The Distribution segment's marketing units regularly sell certain products manufactured by units of the Engineered Power Systems segment and also sell to military and airline users. In both cases, such sales are included in the Distribution segment.

   TACTICAL VEHICLE SYSTEMS SEGMENT

   In October 1991, the United States Department of Defense selected Stewart & Stevenson to manufacture the next generation of medium tactical vehicles (the "Family of Medium Tactical Vehicles" or "FMTV") for the U.S. Army and awarded the Company contracts, valued at $1.2 billion, for the production of 2 1/2-ton and 5-ton trucks, spare parts and logistical support. The Family of Medium Tactical Vehicles is the U.S. Army's next generation of basic transportation vehicle for personnel and materials. As such, the FMTV is produced in several variants to carry troops and cargo, including cargo beds, vans, troop carriers, wreckers, dump trucks and tractors. In addition, several of the vehicles are specially configured for airdrop operation. Although more than ten configurations of the FMTV are being produced, a high degree of common components is incorporated in the Stewart & Stevenson design.

   The Company also sells the FMTV to other government contractors as a platform for installation weapons systems and other equipment which is then resold to the Armed Forces. Stewart & Stevenson believes that there will be opportunities to sell additional vehicles to the U.S. Army, to other branches of the U.S. Armed Forces and to the armed forces of foreign countries. The FMTV contracts allow for such sales, and the Company's facility has capacity to produce vehicles for those additional sales.

   Operations of the Tactical Vehicle Systems segment accounted for approximately 15.3%, 13.0%, and 6.7%, respectively, of consolidated sales during Fiscal 1995, 1994 and 1993.

   COMPETITION

   The Company encounters strong competition in all segments of its business.
   Competition involves pricing, quality, availability, the range of products





   and services and other factors. Some of the Company's competitors have greater financial resources than Stewart & Stevenson. The Company believes that its reputation for quality engineering and after-sales service, and single-source responsibility, are important to its market position.

   The Engineered Power Systems segment competes with various entities, including certain suppliers of major components, for sale of its products. Manufacturers of gas turbine generator sets in the 20-52 Mw size include General Electric Corporation, Ruston Gas Turbines Ltd., Seimens, Westinghouse and ABB Energy Services, Inc., a subsidiary of Asea Brown Boveri. Competition in the market for the other products manufactured and services provided by the Engineered Power Systems segment is highly diversified with no single competitor participating in all of the markets of the Company.

   The Distribution segment competes with distributors for other manufacturers in the sale of original equipment, with the manufacturers and distributors of non-original equipment parts for the sale of spare parts and with independent repair shops for in-shop and on-site repair services.

   The Tactical Vehicle Systems segment competes with other domestic companies for incremental sales to the U.S. Armed Forces. Both domestic and foreign suppliers compete for the sale of vehicles to foreign governments. The Company's foreign competitors include Daimler-Benz, Steyr, and other vehicle manufacturers that have greater international recognition as vehicle manufacturers.

   INTERNATIONAL OPERATIONS

   International sales are subject to the risks of international political and economic changes, such as changes in foreign governmental policies, currency exchange rates and inflation.  Generally, the Company accepts payments only in United States Dollars and makes most sales to customers outside the United States against letters of credit drawn on established international banks, thereby limiting the Company's exposure to the effects of exchange rate fluctuations and customer credit risks.  In the limited circumstances in which the Company has entered into contracts in foreign currencies, it has hedged its exposure to fluctuations in such currencies.
   The profit margin on export sales is not materially different from that on





   domestic sales of the same or similar products with the same or similar delivery requirements.

   The performance of operation and maintenance contracts in some countries could be disrupted by political unrest, terrorist activity or government action. The Company believes that any such disruption would be temporary.

   UNFILLED ORDERS

   Stewart & Stevenson's unfilled orders consist of written purchase orders, letters of intent and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at the close of Fiscal 1995 and Fiscal 1994 were as follows:


                                               Estimated percentage
                                               to be recognized in      Fiscal         Fiscal
                                                   Fiscal 1996           1995           1994
                                               ____________________     ______         ______


                                                                        (Dollars in millions)
   Engineered Power Systems
    Equipment                                        67.9%            $  208.9        $  416.0
    Operations and Maintenance                       22.2%               321.8           311.6
                                                                      ________        ________
                                                                         530.7           727.6
   Distribution                                     100.0%                50.9            40.0
   Tactical Vehicle Systems                          30.8%               862.7         1,017.8
                                                                      ________        ________
   Total                                             36.7%            $1,444.3        $1,785.4
                                                                      ========        ========

   /TABLE





   Although no assurance can be given, the Company expects sales of the Engineered Power Systems segment to continue to be weighted in favor of turbine-driven equipment based on the number of unfilled orders for these units, the number of proposals that are presently outstanding and the current worldwide need for additional electrical generating capacity.

   Unfilled orders of the Tactical Vehicle Systems segment consists principally of the contracts awarded in October 1991 by the United States
   Department of the Army to manufacture medium tactical vehicles, and options under the FMTV contract that have been exercised by the U.S. Army to purchase additional vehicles for the National Guard.

   EMPLOYEES

   At the end of Fiscal 1995, the Company employed approximately 4,511 persons. The Company considers its employee relations to be satisfactory.

   Item 2.  Properties.

   The Company maintains its corporate and executive offices at 2707 North
   Loop West, Houston, Texas. The corporate office, which includes the executive offices, the national sales offices for the Engineered Power
   Systems segment and administrative offices for the Distribution segment, occupies about 109,000 square feet of space leased from a limited partnership in which the Company owns an 80% limited partnership interest.

   Stewart & Stevenson's Engineered Power Systems segment is headquartered in
   Houston, where the Company owns approximately 919,000 square feet and leases approximately 41,000 square feet of space at seven locations devoted to manufacturing, warehousing and administration. The Company leases gas turbine operations and maintenance facilities in Long Beach, California, and Anchorage, Alaska each totaling 5,000 square feet and maintains a sales office in Alexandria, Virginia and Fort Lauderdale, Florida. The Company also owns gas turbine parts, service, operations and maintenance facilities in Syracuse, New York (15,000 square feet) and Bakersfield, California
   (14,000 square feet) and a high pressure valve manufacturing facility in Jennings, Louisiana (89,000 square feet).

   Activities of the Distribution segment are coordinated from Houston, where





   the Company owns 293,000 square feet of space at three locations devoted to equipment and parts sales and service. To service its distribution territory (See "Item 1. Business -- Distribution Segment"), Stewart &
   Stevenson maintains Company-operated facilities occupying 607,000 square feet of owned space and 340,000 square feet of leased space in 25 cities in Texas, Louisiana, Colorado, New Mexico, Wyoming, Utah, North Dakota,
   Kansas, Washington and California.

   The Tactical Vehicle Systems segment is located in a 500,000 square foot
   Company-owned facility near Houston, Texas. The Tactical Vehicle Systems segment also leases 88,000 square feet of warehousing facilities in Houston and Lubbock, Texas.

   The Company considers all property owned or leased by it to be well maintained, adequately insured and suitable for its purposes.

   Item 3.  Legal Proceedings.

   The Company is a defendant in a federal criminal matter and certain related civil ligation arising from a 1987 subcontract to supply diesel generators to the Kingdom of Saudi Arabia. See Note 5 to the Consolidated Financial
   Statements which is incorporated herein by reference.

   Item 4.  Submission of Matters to a Vote of Security Holders.

   None.

   PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder
   Matters.

   The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol: SSSS. There were 822 shareholders of record as of February 29, 1996. The following table sets forth the high and low sales prices relating to the Company's Common Stock and the dividends declared by the Company in each quarterly period within the last two fiscal years.

   TABLE






                                 Fiscal                               Fiscal
                                  1995                                 1994
                      _______________________________     ______________________________
                      High       Low         Dividend     High       Low        Dividend
                      ______     _____       ________     ______     _____      ________
   First Quarter      $40 1/2    $28 3/4     $0.07        $53 3/4    $41 1/4    $0.06
   Second Quarter      41 1/4     32 3/4      0.08         45 3/4     38 1/4     0.07
   Third Quarter       38 3/4     21 1/2      0.08         40 3/4     33 3/4     0.07
   Fourth Quarter      26 1/2     21 7/8      0.08         38 3/4     28         0.07

   Item 6. Selected Financial Data.

   The Selected Financial Data set forth below should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Stewart & Stevenson Services, Inc.
   CONSOLIDATED FINANCIAL REVIEW

   _________________________________________________________________________________________________
   (Dollars in thousands, except
   per share data)                             Fiscal       Fiscal     Fiscal     Fiscal     Fiscal
                                                1995         1994       1993       1992       1991
   _________________________________________________________________________________________________
   Financial Data:

   Sales                                    $1,233,981   $1,138,336   $981,892   $812,526   $686,363

   Earnings before income taxes
   and accounting change (a)                    91,908      102,852     85,301     64,376     52,259

   Earnings before accounting change (a)        61,803       67,558     56,780     43,958     35,703





   Net earnings (a)                             61,803       67,558     56,780     34,658     35,703

   Total assets                              1,040,583      875,616    692,624    573,348    477,858

   Short-Term Debt (including current
   portion of Long-Term Debt)                   66,100       43,344      7,219      3,252      4,582

   Long-Term Debt                              210,800      116,900     68,000     44,451     27,939

   Per Share Data:

   Earnings before accounting change (a)          1.87         2.05       1.73       1.35       1.18

   Net earnings (a)                               1.87         2.05       1.73       1.06       1.18

   Cash dividends declared                        0.31         0.27       0.23       0.19       0.15

   (a) The Company adopted Statement of Financial Accounting Standard No. 106 effective February 1, 1992, resulting in a cumulative charge to Fiscal 1992 earnings of $9,300, or $0.29 per share, after a deferred tax benefit of $4,790.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis, as well as the accompanying Consolidated Financial Statements and related footnotes, will aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information.

   SUMMARY

   The following table sets forth for the periods indicated (i) percentages which certain items reflected in the Company's Consolidated Statements of Earnings bear to consolidated sales of the Company and (ii) the percentage increase (decrease) of such items as compared to the indicated prior period:
   TABLE





                                                   Relationship to
                                                  Consolidated Sales                  Growth Rate
   ______________________________________________________________________________________________________
                                           Fiscal      Fiscal      Fiscal                 Fiscal
                                            1995        1994        1993          1994-1995    1993-1994

   ======================================================================================================
   Sales                                    100.0%      100.0%      100.0%             8.4%        15.9%
   Cost of sales                             84.4        84.0        84.1              8.9         15.7
                                            ______________________________
   Gross profit                              15.6        16.0        15.9              5.8         17.0

   Selling and administrative expenses        7.5         6.6         7.0             22.0         10.1
   Interest expense                           1.1          .6          .3            102.2        107.2
   Other income, net                          (.4)        (.2)        (.1)            85.0        161.4
                                            ______________________________
                                              8.2         7.0         7.2             26.9         12.6
                                            ______________________________


   Earnings before income taxes               7.4         9.0         8.7            (10.6)        20.6

   Income taxes                               2.5         3.0         2.9            (11.2)        23.3
                                            ______________________________
   Earnings of consolidated
     companies                                4.9         6.0         5.8            (10.4)        19.3

   Equity in net earnings (loss) of
   unconsolidated affiliates                   .1         (.1)         .0            172.4          N/A
                                            ______________________________

   Net Earnings                               5.0%        5.9%        5.8%           (8.5)         19.0
                                            ==============================


   RESULTS OF OPERATIONS





   Business Segment Highlights

   ____________________________________________________________________________________________________________________
   (Dollars in thousands)

                                                           Sales                           Growth Rate
                               ________________________________________________________________________________________
                                       Fiscal              Fiscal            Fiscal                       Fiscal
                                        1995                1994              1993                 1994-1995   1993-1994
   ____________________________________________________________________________________________________________________
   Engineered Power Systems       $627,702    51%     $642,804    57%   $602,853     61%             -2%        +7%
   Distribution                    416,229    34       346,564    30     311,983     32             +20        +11
   Tactical Vehicle Systems        189,009    15       147,920    13      65,894      7             +28       +124
   Corporate Services                1,041     -         1,048     -       1,162      -              -1        -10
                                _________________________________________________________

                                $1,233,981  100%   $1,138,336   100%    $981,892    100%             +8        +16
                                =========================================================


                                               Operating Profit                   Growth Rate
                               ________________________________________________________________________________________


                                         Fiscal           Fiscal          Fiscal                         Fiscal
                                          1995             1994            1993                  1994-1995   1993-1994
   ____________________________________________________________________________________________________________________
   Engineered Power Systems       $73,449     65%     $82,395     71%   $70,292      75%            -11%      +17%
   Distribution                    30,130     27       24,015     21     20,309      22             +25       +18
   Tactical Vehicle Systems         9,703      8        8,782      8      2,886       3             +10      +204
   Corporate Services                 292      -          376      -        552       -             -22       -32
                                  _______________________________________________________





                                  $113,574   100%    $115,568    100%   $94,039     100%             -2       +23
                                  =======================================================

                                    Operating Profit as a Percentage of Sales
                                  ______________________________________________

                                      Fiscal          Fiscal         Fiscal
                                       1995            1994           1993
   _____________________________________________________________________________
   Engineered Power Systems            11.7%           12.8%          11.7%
   Distribution                         7.2             6.9            6.5
   Tactical Vehicle Systems             5.1             5.9            4.4
   Corporate Services                  28.1            35.9           47.5
   Consolidated                         9.2            10.2            9.6

   Fiscal 1995 vs. Fiscal 1994

   Sales for Fiscal 1995 increased 8% to $1.234 billion compared to sales of $1.138 billion for Fiscal 1994. This increase represents a new sales record for the ninth consecutive year. The Company's international sales increased 27% to $382 million in Fiscal 1995 as compared to $301 million in Fiscal 1994, representing 30% and 26% of consolidated sales for Fiscal 1995 and 1994, respectively.

   The Distribution segment was the primary contributor to the Company's sales growth with an increase in sales of $70 million (20%) in Fiscal 1995 compared to Fiscal 1994. This increase is primarily attributable to the acquisition of substantially all of the assets of Power Application & Mfg., Co. ("PAMCO"), a Waukesha distributor for the Western United States, during the fourth quarter of Fiscal 1994. The distribution of product lines acquired from PAMCO contributed sales of $49 million in Fiscal 1995 compared to $5 million in Fiscal 1994. Excluding sales relating to the PAMCO acquisition, the Distribution segment's sales increased 7% in Fiscal 1995 over Fiscal 1994 reflecting the continued economic growth in the territories serviced by the Company.





   The Tactical Vehicle Systems segment sales increased $41 million (28%) during Fiscal 1995 as compared to Fiscal 1994. The increase in TVS sales reflects the increase in truck production under the "Family of Medium Tactical Vehicles" (FMTV) contract to 1,560 trucks in Fiscal 1995 as compared to 1,130 trucks in Fiscal 1994. Although sales increased for the current fiscal year, the increase was less than anticipated. Sales for the year were adversely affected by the deployment of certain U.S. Army personnel to Haiti in Fiscal 1994 which delayed the completion of testing and certification of the FMTV program for high volume production until the fourth quarter of Fiscal 1995.

   The Engineered Power Systems segment of the Company experienced a 2% decreased in sales in Fiscal 1995. This decline in EPS sales was primarily within the Gas Turbine equipment product lines which experienced sharply reduced domestic activity, reflecting the U.S. utility market's response to deregulation proposals, and delays in contract awards in the international markets. Gas Turbine product support sales, consisting of the servicing of customers' equipment and the long-term contracting for operation and maintenance of power plants, continued to grow with Fiscal 1995 sales increasing more that 10% above Fiscal 1994.

   Operating profit decreased by approximately 2% during Fiscal 1995 to $114 million as compared to $116 million in Fiscal 1994. Both the Distribution and the Tactical Vehicle Systems segments' operating profits increased at a rate comparable to the growth in sales volumes. The Engineered Power Systems segment's operating profit of 12% in Fiscal 1995 declined from 13% in Fiscal 1994. This decline is primarily related to lower profits realized on the sale of certain compression equipment during Fiscal 1995, and to increased market competitiveness.

   Fiscal 1994 vs. Fiscal 1993

   Sales increased to $1,138 million for Fiscal 1994 from $982 million for Fiscal 1993. In total, sales increased by 16% with each of the Company's segments recording new sales records. The Company's international sales increased 28% to over $301 million. The Tactical Vehicle Systems segment showed the largest sales growth during Fiscal 1994, increasing sales by 124%. This sales growth, although significant, was less than was anticipated. Sales growth was restrained by the government's decision to





   delay both the testing of trucks and the approval for purchasing of key components, which effectively precluded the Company from achieving its planned production quantities.

   The Company's Distribution segment's sales increased by 11% in Fiscal 1994. This increase reflects the continuation of both the growth of the economies of the territories serviced by the Company and the market's reception of the products which the Company sells. The Company continued to expand the territories in which it operates and the products it represents through the acquisition, during the fourth quarter of Fiscal 1994, of substantially all of the assets of PAMCO.

   The Engineered Power Systems segment of the Company experienced continued growth with Fiscal 1994 sales increasing 7%. The gas turbine product lines provided the majority of the sales growth. Gas turbine product support sales growth continued to exceed expectations and contributed significantly to this increase. Gas turbine equipment sales increased, but at a slower rate than the prior year, reflecting the U.S. utility market's uncertain response to deregulation trends. Excluding the discontinued bus product line, the diesel products group showed a slight increase in sales, primarily in products sold to the airline market. During the third quarter of Fiscal 1994, the Company completed the acquisition of substantially all of the assets of Creole International, Inc., a provider of operating and maintenance services for turbine and reciprocating engine driven equipment.

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



   Net Period Expense






   (Dollars in thousands)
   _________________________________________________________________________________________________________
                                                                                      Percentage Change
                                                    Fiscal    Fiscal    Fiscal              Fiscal
                                                     1995      1994      1993      1994-1995      1993-1994
   _________________________________________________________________________________________________________

   Selling and administrative expenses            $91,814   $75,249    $68,331        + 22%           + 10%

   Interest expense                                13,884     6,865      3,313        +102            +107

   Other income, net                               (4,676)   (2,528)      (967)       + 85            +161
                                                 ______________________________
                                                 $101,022   $79,586    $70,677        + 27             +13
                                                 ==============================
   Net period expense as a percentage of sales       8.2%      7.0%       7.2%
                                                 ==============================

   Net period expenses increased significantly during Fiscal 1995 both in amount and in relation to sales, when compared to Fiscal 1994.  The increase in net period expense as a percentage of sales is the first time in more than ten years for such an increase.  Fiscal 1995 sales and administrative expense includes a full year of expenses related to certain acquisitions made during the second half of Fiscal 1994, which were not completely integrated into the Company for a significant portion of Fiscal
   1995.  Sales and administrative expense also grew rapidly within the
   Engineered Power System's operations and maintenance group, as the Company continued to expand these services into international markets.  Interest expense grew significantly in both Fiscal 1995 and 1994 reflecting the increased borrowings required to fund the Company's operations; primarily gas turbine inventories relating to international contracts that do not contain substantial progress payments and inventories of vehicles under the
   FMTV contract that accumulated during delays in testing.  The growth in other income during Fiscal 1995 is primarily attributable to both increased





   interest income and gains on the disposal of real estate.

   Income tax expense, relative to operational profits, was comparable for Fiscal 1995, 1994 and 1993.

   Net Earnings

   _________________________________________________________________________________________________________
   (Dollars in thousands)                                                             Percentage Change
                                                    Fiscal    Fiscal    Fiscal              Fiscal
                                                     1995      1994      1993      1994-1995      1993-1994
   _________________________________________________________________________________________________________
   Amount                                         $61,803   $67,558    $56,780        -9%            +19%

   Percentage of sales                                5.0%      5.9%       5.8%
   =============================================================================

   Fiscal 1995 net earnings' decline from Fiscal 1994 is primarily reflective of the decrease in operational profits and the increase in interest expense. The increase in net earnings during Fiscal 1994 from Fiscal 1993 is attributable to the increase in operational profits.

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

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in March 1995. SFAS 121 requires that long lived assets and certain identifiable





   intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company anticipates adopting SFAS 121 in the first quarter of Fiscal 1996, and that such implementation will not have a material effect on the Company's consolidated results of operations or financial position.

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. The new accounting standard prescribed by SFAS 123 is optional, and the Company may continue to account for its plans under previous accounting standards. The Company does not expect to adopt the new accounting standards, consequently, SFAS 123 will not have a material impact on the Company's consolidated results of operations or financial position. Pro forma disclosures of net earnings and earnings per share must be made as if the SFAS 123 had been adopted by the Company. Such disclosure will be required in Fiscal 1996.

   FINANCIAL CONDITION

   Company's Capital

   ____________________________________________________________________________________________________
   (Dollars in thousands)                                  Fiscal 1995                 Fiscal 1994
                                                      Amount     Percentage       Amount    Percentage
   ____________________________________________________________________________________________________
   Long-Term Debt                                    $210,800        30%         $116,900       21%
   Other Long-Term Liabilities                         27,788         4            28,559        5
   Shareholders' Equity                               471,915        66           419,003       74
                                                    ___________________________________________________
                                                    $710,503        100%         $564,462      100%
                                                    ===================================================
   /TABLE

   Shareholders' equity increased $52,912 during Fiscal 1995 and $60,345 during Fiscal 1994 primarily as a result of earnings retained after dividends. During Fiscal 1995, the Company increased its revolving credit facility with its banks from $105 million to $200 million. The Company had $65 million and $42 million in short-term borrowings at the end of Fiscal 1995 and 1994, respectively. Total debt increased during Fiscal 1995 and 1994 principally due to the timing of customer progress payments for contracts in process in Fiscal 1995 and 1994 and delays in testing and acceptance of vehicles under the FMTV program during Fiscal 1995.

   LIQUIDITY

   Cash Provided From Operations

   _______________________________________________________________________________________________
   (Dollars in thousands)                                       Fiscal        Fiscal       Fiscal
                                                                 1995          1994         1993
   _______________________________________________________________________________________________
   Net Earnings                                              $  61,803      $ 67,558     $ 56,780
   Depreciation and amortization                                24,732        23,954       21,175
   Deferred income taxes                                        (1,244)        2,170          413
                                                             _____________________________________
   Funds from operations                                        85,291        93,682       78,368
   Change in net operating assets and liabilities             (171,433)     (146,288)     (86,395)
                                                             _____________________________________
   Net cash used in operating activities                     $ (86,142)     $(52,606)    $ (8,027)
                                                             =====================================

   Funds from operations decreased 9.0% during Fiscal 1995 versus a 20% increase during Fiscal 1994, reflecting primarily the relative change in earnings each year. The Company's investment in net operating assets and liabilities increased by an amount greater than that provided from operations during Fiscal 1995 and Fiscal 1994. The significant components of net operating assets and liabilities grew at rates comparable with sales growth, excluding recoverable costs and accrued profits not yet billed. Significant growth in recoverable costs and accrued profits not yet billed occurred in both the Tactical Vehicle Systems segment and the Engineered





   Power Systems segment. The Tactical Vehicle Systems segment is primarily funded by progress payments under government regulations which require that contractors retain a significant amount of the contract costs until government acceptance of the product. The Company has experienced cost increases and delivery delays under the FMTV contract, all of which have resulted in a build up in the unliquidated contract costs. The government began taking delivery of the FMTV in January 1996, with full liquidation of existing progress payments expected to occur in 1996. The Engineered Power Systems segment's gas turbine product line experienced a significant increase in the percentage of international contracts, which generally provide for lower customer contract funding requirements, and resulted in the increased recoverable costs and accrued profits not yet billed.
   Working capital to support the operations of the Company fluctuates significantly depending on the progress payment streams of the contracts in process. The Company regularly bids on commercial and government contracts, which if awarded to the Company, could significantly affect both working capital and capital expenditures needs.

   The Company's liquidity can be measured using several measures. The Company's current ratio (current assets divided by current liabilities) remained somewhat constant at 2.7:1 and 2.3:1 at the end of Fiscal 1995 and Fiscal 1994, respectively. The small increase is the result of replacing short-term debt incurred under uncommitted lines with long-term debt under the Company's revolving credit facility and increases in receivables and inventories. The long-term debt to equity ratio (long-term debt including the current portion divided by total shareholders' equity) was 45% at the end of Fiscal 1995 and 28% at the end of Fiscal 1994, reflecting the increase in long-term debt under the Company's revolving credit facility during Fiscal 1995. The Company's interest coverage (earnings before income taxes and interest expense divided by interest expense) decreased to
   7.6 times interest for Fiscal 1995 versus 16.0 times interest for Fiscal 1994, primarily as a result of the increased debt outstanding and lower earnings.

   The Company engaged an agent to assist the Company in the private placement of at least $100 million in long-term indebtedness. The proceeds of such proposed private placement, if consummated, will be used primarily to retire other debt and for general corporate purposes. In the event that any acquisition of additional operations, growth in existing operations,





   changes in inventory levels, accounts receivable or other working capital items create a need for working capital or capital expenditures in excess of existing committed lines of credit, the Company may seek to convert uncommitted borrowing arrangements to committed credit facilities, to borrow under other long-term financing sources or to issue additional equity securities. Management believes that the Company's current credit facilities are adequate to meet its foreseeable cash requirements.

   CAPITAL EXPENDITURES AND COMMITMENTS

   Capital Expenditures By Industry Segment
   ______________________________________________________________________________________________
   (Dollars in thousands)                                                  Percentage Change
                                        Fiscal    Fiscal    Fiscal               Fiscal
                                         1995      1994      1993       1994-1995      1993-1994
   ______________________________________________________________________________________________
   Engineered Power Systems             $ 9,495   $12,082   $14,502         -21%           -17%
   Distribution                          10,780    17,651     9,302         -39            +90
   Tactical Vehicle Systems               2,111     2,929     6,061         -28            -52
   Corporate Services                     1,101       717       781         +60             -8
                                        ____________________________
                                        $23,487   $33,379   $30,646         -30             +9
                                        ============================

   Capital expenditures decreased significantly in Fiscal 1995 as compared to Fiscal 1994 and 1993. The Distribution segment's increase during Fiscal 1994 includes the capital assets acquired from PAMCO. The capital expenditures program at the Tactical Vehicle Systems segment and the program to upgrade the Engineered Power Systems segment's facilities were both substantially completed during Fiscal 1993.

   Cash Dividends

   ______________________________________________________________________________________________
   (Dollars in thousands, except per share data)                              Growth Rate
                                        Fiscal    Fiscal    Fiscal               Fiscal





                                         1995      1994      1993       1994-1995      1993-1994
   ______________________________________________________________________________________________

   Amount of Cash Dividends             $10,243    $8,904   $7,563         +15%           +18%

   Annual Rate of Cash Dividends per
    Share                               $  0.31    $ 0.27   $ 0.23         +15            +17
                                        ===========================

   The amount of cash dividends increased 15% and 18% during Fiscal 1995 and 1994, respectively. Cash dividends represented 17%, 13% and 13% of net earnings before accounting change for Fiscal 1995, 1994 and 1993, respectively. The Board of Directors of the Company intends to consider the payment of dividends on a quarterly basis, commensurate with the Company's earnings and financial needs.

   GOVERNMENT CONTRACTING

   Initial Operational Test and Evaluation under the FMTV contract was completed in the third quarter of Fiscal 1995 and the Company received approval for full rate production and type classification of the FMTV on August 25, 1995. Actual shipment of the vehicles to combat troops began in January 1996 at Ft. Bragg, North Carolina. Under the terms of the FMTV contract, all vehicles produced before the full rate production decision must be retrofitted with any changes required by test results or specification changes ordered by the government. The retrofit began during the fourth quarter of Fiscal 1995 and is expected to be completed in the second quarter of 1996. Full rate production is expected to commence after completion of the retrofit program.

   Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. The Company's ultimate profitability on such contracts will depend not only upon the accuracy of the Company's cost projections, but also the eventual outcome of an equitable settlement of contractual issues with the U.S. Government.





   The FMTV contract is a firm fixed-price multi-year contract whereby the price paid to the Company is not subject to adjustment to reflect the Company's actual costs, except costs incurred as a result of actions or inactions of the government. The Company has completed approximately 3,000 (of approximately 11,000 trucks) trucks at low rate initial production as of January 31, 1996. Full rate production has been approved and is expected to commence after completion of retrofit of the trucks produced to date to current specifications. Stewart & Stevenson has incurred significant cost overruns and delivery schedule delays on the FMTV contract which the Company believes are primarily due to the government's decision to delay the testing of trucks and other government directed changes to the contract. The Company has and will continue to submit a series of Requests for Equitable Adjustments (REAs), under the FMTV contract, seeking increases in the FMTV contract price for those additional costs that relate to government caused delays and changes. Additionally, the Company has entered into negotiations with the U.S. Army to modify the existing contract to provide for steady production at rates lower than originally anticipated through December 1998. However, the Company is not able to predict whether such modification will be forthcoming on terms acceptable to the Company and production of vehicles may be interrupted after February 1997.

   Revenues and profits realized on the FMTV contract are based on the
   Company's estimates of total contract sales value and costs at completion.
   Amounts in excess of agreed upon contract price for government caused delays, disruptions, unpriced change orders and government caused additional contract costs are recognized in contract value when the Company believes it is probable that the claim for such amounts will result in additional contract revenue and the amount can be reasonably estimated.  At
   January 31, 1996, the Company's FMTV contract accounting position reflects the expected recovery of substantial amounts in excess of the contract price for government caused delays, disruptions, unpriced change orders and other government caused additional contract costs.  These claims are in varying stages of negotiations.  Although management believes that the contract provides a legal basis for the claims and its estimates are based on reasonable assumptions and on a reasonable analysis of contract costs, due to uncertainties inherent in the estimation and claims negotiations process, no assurances can be given that its estimates will be accurate, and variances between such estimates and actual results could be material.





   In the event that the Company is unable to recover a substantial portion of the additional costs, the Company may suffer a material adverse effect on its operations during the accounting period in which such contract issues are resolved.

   The funding of the contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contracts must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. The Company has received full funding for the production of approximately 7,364 vehicles through February 1997. Approximately 3,524 vehicles, scheduled for production after that date have not been funded due to reductions in the U.S. Army's budget for acquisitions. In the event that the FMTV contracts are terminated other than for default, the FMTV contracts provide for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

   EFFECT OF CERTAIN LITIGATION

   On May 3, 1995, the Company and four employees, including the Company's President, were indicted by a federal Grand Jury on six counts arising out of a 1987 subcontract to supply diesel generator sets for installation in Saudi Arabia. See Note 5: Commitments and Contingencies to the Consolidated Financial Statements. On May 12, 1995, the U.S. Air Force suspended the Company from contracting with any agency of the U.S. Government and from receiving the benefit of federal assistance programs. This suspension was temporarily terminated on November 8, 1995, pending the resolution of the charges covered by the indictment, pursuant to an Interim Administrative Agreement between the Company and the U.S. Air Force. The Interim Administrative Agreement does not have any effect on the indictment.

   The Interim Administrative Agreement requires the Company to maintain various internal procedures and policies intended to assure the U.S.
   Government that the Company is a responsible contractor.  In the event that the Company or any of the indicted employees are convicted of the charges contained in the indictment, the U.S. Air Force may re-evaluate whether the
   Company should be suspended or debarred based on all of the facts and circumstances then known.  An acquittal of all parties of the charges does





   not terminate the Interim Administrative Agreement and any failure by the Company to perform its obligations thereunder may also be grounds for suspension or debarment.

   If the Company is suspended or debarred, either because of a conviction pursuant to the indictment or as a result of a breach of the Interim Administrative Agreement, it would be ineligible to enter into new contracts or subcontracts with agencies of the U.S. Government or receive the benefit of federal assistance payments for the duration of such suspension or debarment. Any such suspension could prevent the Company from receiving a modification to the FMTV to fund additional vehicles or extend the delivery schedule of funded vehicles unless the Secretary of the Army finds a compelling need to enter into such modification. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank ("EXIM Bank"), Overseas Private Investment Corporation ("OPIC") and similar government agencies during a suspension or debarment. The Engineered Power Systems segment frequently sells equipment to customers that rely on financial commitments from EXIM and/or OPIC. Any such suspension or debarment could have a material adverse impact on the Company's financial condition and results of operations.

   Item 8.  Financial Statements and Supplementary Data.

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   Board of Directors and Shareholders
   Stewart & Stevenson Services, Inc.

   We have audited the accompanying consolidated statements of financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to





   obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1996 in conformity with generally accepted accounting principles.

   As discussed in Note 9 to the Consolidated Financial Statements, effective February 1, 1994, the Company changed its method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standard No. 112.

         ARTHUR ANDERSEN LLP

         Houston, Texas
         March 14, 1996

   Stewart & Stevenson Services, Inc.
   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

   <CAPTIONS>
   ______________________________________________________________________________________
   (Dollars in thousands)                                         Fiscal          Fiscal
                                                                   1995            1994
   ______________________________________________________________________________________
   Assets

   Current Assets
     Cash and equivalents                                    $     6,325       $   3,987
     Accounts and notes receivable, net                          196,548         186,814





     Recoverable costs and accrued profits not yet billed        317,855         227,467
     Inventories                                                 360,718         295,867
     Other                                                           393             364
                                                             ____________     ___________
        Total Current Assets                                     881,839         714,499

   Property, Plant and Equipment, net                            127,055         131,860

   Other Assets                                                   31,689          29,257
                                                             ____________     ___________
                                                             $ 1,040,583      $  875,616
                                                             ============     ===========
   Liabilities and Shareholders' Equity

   Current Liabilities

      Notes payable                                          $    65,000      $   42,000
      Accounts payable                                           134,562         164,474
      Accrued payrolls and incentives                             22,450          21,611
      Billings on uncompleted contracts in excess of
       incurred costs                                             14,417          11,284
      Current income taxes                                        68,650          42,240
      Current portion of long-term debt                            1,100           1,344
      Other accrued liabilities                                   23,901          28,201
                                                             ____________     ___________
   Total Current Liabilities                                     330,080         311,154

   Long-Term Debt                                                210,800         116,900

   Deferred Income Taxes                                           6,794           8,038

   Accrued Postretirement Benefits                                15,454          15,252

   Deferred Compensation                                           5,540           5,269

   Shareholders' Equity

      Common Stock, without par value, 100,000,000 and 50,000,000 shares authorized at January 31, 1996





      and January 31, 1995, respectively; 33,061,908 and
      33,009,635 shares issued at January 31, 1996 and
      1995, respectively, including 11,820 shares held
      in treasury                                                163,409         162,057

      Retained earnings                                          308,539         256,979
                                                             ____________    ____________
                                                                 471,948         419,036

      Less cost of treasury stock                                    (33)            (33)
                                                             ____________    ____________
          Total Shareholders' Equity                             471,915         419,003
                                                             ____________    ____________
                                                              $1,040,583        $875,616
                                                             ============    ============

   The accompanying notes are an integral part of the consolidated financial statements

   Stewart & Stevenson Services, Inc.
   CONSOLIDATED STATEMENTS OF EARNINGS

   _______________________________________________________________________________________________________
   (Dollars in thousands, except per share data)                       Fiscal         Fiscal       Fiscal
                                                                        1995           1994         1993
   _______________________________________________________________________________________________________
   Sales                                                           $1,233,981     $1,138,336     $981,892

   Cost of sales                                                    1,041,051        955,898      825,914
                                                                   ___________    ___________    _________
   Gross profit                                                       192,930        182,438      155,978
                                                                   ___________    ___________    _________

   Selling and administrative expenses                                 91,814         75,249       68,331
   Interest expense                                                    13,884          6,865        3,313
   Other income, net                                                   (4,676)        (2,528)        (967)
                                                                   ___________    ___________    _________





                                                                      101,022         79,586       70,677
                                                                   ___________    ___________    _________
   Earnings before income taxes                                        91,908        102,852       85,301
   Income taxes                                                        30,665         34,520       27,999
                                                                   ___________    ___________    _________
   Earnings of consolidated companies                                  61,243         68,332       57,302
   Equity in net earnings (loss) of unconsolidated affiliates             560           (774)        (522)
                                                                   ___________    ___________    _________
   Net earnings                                                    $   61,803     $   67,558     $ 56,780
                                                                   ===========    ===========    =========

   Weighted average number of shares of Common Stock outstanding       33,035         32,973       32,861
                                                                   ===========    ===========    =========

   Net earnings per share                                          $     1.87     $     2.05     $   1.73
                                                                   ===========    ===========    =========

   The accompanying notes are an integral part of the consolidated financial statements

   Stewart & Stevenson Services, Inc.
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

   _________________________________________________________________________________________________
   (Dollars in thousands)                      Common        Retained    Treasury
                                                Stock        Earnings      Stock        Total
   _________________________________________________________________________________________________
   Balance at end of Fiscal 1992              $156,593       $149,108       $   (33)       $305,668
     Net earnings                                              56,780                        56,780
     Cash dividends                                            (7,563)                       (7,563)
     Exercise of stock options                   3,773                                        3,773
                                              __________     __________     __________     __________
   Balance at end of Fiscal 1993               160,366        198,325           (33)        358,658
     Net earnings                                              67,558                        67,558
     Cash dividends                                            (8,904)                       (8,904)
     Exercise of stock options                   1,691                                        1,691





                                              __________     __________     __________     __________

   Balance at end of Fiscal 1994               162,057        256,979           (33)        419,003
     Net earnings                                              61,803                        61,803
     Cash dividends                                           (10,243)                      (10,243)
     Exercise of stock options                   1,352                                        1,352
                                              __________     __________     __________     __________
   Balance at end of Fiscal 1995              $163,409       $308,539       $   (33)       $471,915
                                              ==========     ==========     ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements





   Stewart & Stevenson Services, Inc.
   CONSOLIDATED STATEMENTS OF CASH FLOWS

   _______________________________________________________________________________________________________________________

   (Dollars in thousands)                                                              Fiscal        Fiscal        Fiscal
                                                                                        1995          1994          1993
   _______________________________________________________________________________________________________________________
   Operating Activities
     Net earnings                                                                   $  61,803     $  67,558     $  56,780
      Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
      Accrued postretirement benefits                                                     202           224           (91)
      Depreciation and amortization                                                    24,732        23,954        21,175
      Deferred income taxes, net                                                       (1,244)        2,170           413
      Change in operating assets and liabilities:
         Accounts and notes receivable, net                                            (9,734)      (39,522)       (4,126)
         Recoverable costs and accrued profits not yet billed                         (90,388)     (111,599)      (59,175)
         Inventories                                                                  (64,851)      (26,262)      (57,099)
         Accounts payable                                                             (29,912)       32,694         3,010
         Billings on uncompleted contracts in excess
           of incurred costs                                                            3,133       (19,804)       14,104
         Current income taxes                                                          26,410        14,309        14,081
         Other current liabilities                                                     (3,776)        6,644         7,126
         Other--principally long-term assets and liabilities                           (2,517)       (2,972)       (4,225)
                                                                                    __________    __________    __________
   Net Cash Used in Operating Activities                                              (86,142)      (52,606)       (8,027)

   Investing Activities
     Expenditures for property, plant and equipment                                   (23,487)      (33,379)      (30,646)
     Disposal of property, plant and equipment                                          3,887         4,372           796
                                                                                    __________    __________    __________
   Net Cash Used in Investing Activities                                              (19,600)      (29,007)      (29,850)

   Financing Activities
     Additions to long-term debt                                                      200,071        85,000       192,918
     Payments on long-term debt                                                      (106,100)      (36,975)     (170,402)





     Net borrowings and payments on short-term notes payable                           23,000        37,000         5,000
     Dividends paid                                                                   (10,243)       (8,904)       (7,563)
     Exercise of stock options                                                          1,352         1,691         3,773
                                                                                    __________    __________    __________
     Net Cash Provided by Financing Activities                                        108,080        77,812        23,726
                                                                                    __________    __________    __________
   Increase (decrease) in cash and equivalents                                          2,338        (3,801)      (14,151)
   Cash and equivalents, beginning of fiscal year                                       3,987         7,788        21,939
                                                                                    __________    __________    __________
   Cash and equivalents, end of fiscal year                                         $   6,325     $   3,987     $   7,788
                                                                                    ==========    ==========    ==========
   The accompanying notes are an integral part of the consolidated financial statements

   Stewart & Stevenson Services, Inc.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (Dollars in thousands, except per share data)

   Note 1: Summary of Principal Accounting Policies

   Fiscal Year: The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1995" commenced on February 1, 1995 and ended on January 31, 1996.

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

   Post Employment Benefits: During the fourth quarter of Fiscal 1994, the Company adopted, effective February 1, 1994, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112") (See Note 9).

   Long-Lived Assets: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"),





   "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in March 1995. The Company anticipates adopting SFAS 121 in the first quarter of Fiscal 1996, and that such implementation will not have a material effect on the Company's consolidated results of operations or financial position.

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

   Contract Revenues and Costs: Revenues relating to contracts or contract changes that have not been completely priced, negotiated, documented, or funded are not recognized unless realization is considered probable. Generally, revenue is recognized when a product is shipped or accepted by the customer, except for large gas turbine contracts, where revenue is recognized using the percentage-of-completion method. The revenues of the Tactical Vehicle Systems segment are generally recognized under the units-of-production method, whereby sales and estimated average cost of the units to be produced under the Family of Medium Tactical Vehicle ("FMTV") contract are recognized as units are substantially completed. Profits expected to be realized on contracts are based on the Company's estimates of total sales value and costs at completion. Changes in estimates for sales, costs, and profits are recognized in the period which they are determinable using the cumulative catch-up method of accounting. In certain cases the estimated sales values include amounts expected to be realized from contract adjustments or claims subject to negotiations or legal proceedings. Any anticipated losses on contracts are charged in full to operations in the period in which they are determinable.

   Depreciable Property: The Company depreciates property, plant and equipment over their estimated useful lives, using accelerated and straight-line methods. Expenditures for property, plant and equipment are capitalized and carried at cost. When items are retired or otherwise





   disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense and replacements and betterments are capitalized.

   Off-Balance Sheet Risk:   The Company occasionally enters into forward
   exchange contracts only as a hedge against certain economic exposures and not for speculative or trading purposes. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. As a result, they do not subject the Company to risk from exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged. The Company limits exposure to foreign currency fluctuations in its operations and maintenance contracts through provisions that generally require customer payments in U.S. dollars or other currency corresponding to the currency in which the costs are incurred. The Company's other off-balance sheet risks are not material.

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

   Use of Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported





   amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Reclassifications: The accompanying consolidated financial statements for Fiscal 1994 and 1993 contain certain reclassifications to conform with the presentation used in Fiscal 1995.

   Note 2: Industry Segment Data

   The Engineered Power Systems segment includes the designing, packaging, manufacturing and marketing of diesel and gas turbine engine-driven equipment and the operations and maintenance of large gas turbine projects and petroleum production and processing facilities. The Distribution segment includes the marketing of diesel engines, automatic transmissions, material handling equipment, transport refrigeration units and construction equipment and the provision of related parts and service. The Tactical Vehicle Systems segment includes the designing, manufacturing and marketing of tactical vehicles, primarily 2 1/2-ton and 5-ton trucks under contract with the United States Army.

   The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

   Corporate assets consist primarily of cash and equivalents and the assets of a limited partnership.

   The Company markets its products and services throughout the world and is not dependent upon any single geographic region or single customer. Other than the U.S. Government, no single group or customer represents greater than 10% of consolidated sales. Export sales, including sales to domestic customers for export, for Fiscal 1995, 1994 and 1993 were $382,452, $301,885 and $237,807 respectively. Export sales to any single geographic region in both Fiscal 1995 and 1994 were not material to consolidated sales. Export sales in Fiscal 1993 included $113,597 destined for Asia.





   Financial information relating to industry segments is as follows:

   ___________________________________________________________________________________________________
                                                Operating   Identifiable    Capital
                                    Sales        Profit        Assets    Expenditures   Depreciation
   ___________________________________________________________________________________________________
   Fiscal 1995
   Engineered Power Systems      $  627,702     $  73,449     $  601,690   $  9,495    $  6,230
   Distribution                     416,229        30,130        240,390     10,780       6,900
   Tactical Vehicle Systems         189,009         9,703        175,174      2,111      10,349
   Corporate Services                 1,041           292         23,329      1,101         926
                                 ___________    __________    ___________  _________   _________
   Total                         $1,233,981     $ 113,574     $1,040,583   $ 23,487    $ 24,405
                                 ===========    ==========    ===========  =========   =========
   Fiscal 1994
   Engineered Power Systems      $  642,804     $  82,395      $ 478,354   $ 12,082    $  6,759

   Distribution                     346,564        24,015        222,462     17,651       6,113
   Tactical Vehicle Systems         147,920         8,782        152,772      2,929       9,943
   Corporate Services                 1,048           376         22,028        717         805
                                 ___________   ___________     __________  _________   _________
   Total                         $1,138,336    $  115,568      $ 875,616   $ 33,379    $ 23,620
                                 ===========   ===========     ==========  =========   =========

   Fiscal 1993
   Engineered Power Systems      $  602,853    $   70,292      $ 396,712   $ 14,502    $  5,330
   Distribution                     311,983        20,309        157,696      9,302       5,075
   Tactical Vehicle Systems          65,894         2,886        113,917      6,061       9,405
   Corporate Services                 1,162           552         24,299        781         926
                                 ___________   ___________     __________  _________   _________
   Total                         $  981,892    $   94,039      $ 692,624   $ 30,646    $ 20,736
                                 ===========   ===========     ==========  =========   =========

   A reconciliation of Operating profit to Earnings before income taxes is as follows:
   TABLE





   ________________________________________________________________________________________________________
                                                                         Fiscal       Fiscal        Fiscal
                                                                          1995         1994          1993
   ________________________________________________________________________________________________________
   Operating profit                                                     $113,574     $115,568      $94,039
   Corporate expenses                                                     (7,782)      (5,851)      (5,425)
   Interest expense                                                      (13,884)      (6,865)      (3,313)
                                                                       __________   __________    _________
   Earnings before income taxes                                         $ 91,908     $102,852      $85,301
                                                                       ==========   ==========    =========

   Note 3: Contracts in Process

   Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts in process are classified as current assets, billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as current liabilities. Summarized below are the components of the amounts:

   _________________________________________________________________________________________________
                                                                            Fiscal          Fiscal
                                                                             1995            1994
   _________________________________________________________________________________________________
   Costs incurred on uncompleted contracts                                 $913,108        $581,151
   Accrued profits                                                           83,824          47,627
                                                                           _________       _________
                                                                            996,932         628,778
   Less:  Customer progress payments                                       (693,494)       (412,595)
                                                                           _________       _________
                                                                           $303,438        $216,183
                                                                           =========       =========

   Included in the statements of financial position:
          Recoverable costs and accrued profits not yet billed             $317,855        $227,467





          Billings on uncompleted contracts in excess of incurred costs     (14,417)        (11,284)
                                                                           _________       _________
                                                                           $303,438        $216,183
                                                                           =========       =========

   Recoverable costs and accrued profits related to the Tactical Vehicle Systems segment include direct costs of manufacturing and engineering and allocable overhead costs. Generally, overhead costs include general and administrative expenses allowable in accordance with the United States Government contract cost principles and are charged to cost of sales at the time revenue is recognized. General and administrative costs remaining in recoverable costs and accrued profits not yet billed amounted to $26,640 and $22,582 at January 31, 1996 and 1995, respectively. The Company's total general and administrative expense incurred amounted to $103,999, $86,292 and $79,290 in Fiscal 1995, 1994 and 1993, respectively.

   The United States Government has a security interest in unbilled amounts associated with contracts that provide for progress payments.

   In accordance with industry practice, recoverable costs and accrued profits not yet billed include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year.

   Note 4: Inventories

   Summarized below are the components of inventories:

   _________________________________________________________________________________
                                                             Fiscal         Fiscal
                                                              1995           1994
   _________________________________________________________________________________
   Engineered Power Systems                                $273,200        $229,898
   Customer deposits                                         (4,081)         (5,169)
    Total Engineered Power Systems                          269,119         224,729
   Distribution                                             145,179         121,273
   Excess of current cost over LIFO values                  (53,580)        (50,135)





                                                           _________       _________
    Total Inventories                                      $360,718        $295,867
                                                           =========       =========


   The Company's inventory classifications correspond to its industry segments. As a custom packager of power systems to customer specifications, the Engineered Power Systems segment's inventory consists primarily of work-in-process which includes purchased and manufactured components in various stages of assembly. The Engineered Power Systems segment's inventory at January 31, 1996 and 1995 includes approximately $19,022 and $14,789, respectively, of costs on a certain U.S. Government contract in excess of contractual authorization which will be billable upon either contractual amendment or approval of claims increasing contract funding. During Fiscal 1995, the Company recognized $3,500 of additional costs under such contract based upon preliminary settlement discussions. Management's position, supported by outside legal counsel which specializes in government procurement law, is that the Company will recover a substantial portion of the amount claimed which significantly exceeds the inventory carrying value. The Distribution segment's inventory consists primarily of industrial equipment, equipment under modification and parts held in the Company's distribution network for resale.

   During Fiscal 1994 certain inventories were reduced. The reduction resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior fiscal years as compared with the cost of Fiscal 1994 purchases, the effect of which increased pre-tax earnings in Fiscal 1994 by approximately $1,741.

   Note 5: Commitments and Contingencies

   As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled $67,837 at the close of Fiscal 1995.

   On May 3, 1995, an indictment was returned by a federal Grand Jury in Houston, Texas, accusing the Company, a former consultant and four





   employees, including the Company's President, of one count of major fraud against the United States, four counts of false statements and one count of conspiracy to commit major fraud, make false statements and interfere with the administration of a foreign military sale. All of the counts arise from a 1987 subcontract to supply diesel generator sets for installation at long-range radar sites in Saudi Arabia (the "Peace Shield"). The indictment alleges that a former employee of the general contractor for the Peace Shield program, who later became a consultant to the Company, conspired with the Company and the other defendants to award the subcontract to the Company. The indictment also alleges that the government was defrauded out of approximately $5 million in connection with cost savings from a change order under the Peace Shield contract and that the Company made false statements relating to cost estimates in connection with such change order. The Company and each individual have denied all charges under the indictment and the case is pending in the United States District Court, Southern District of Texas, Houston Division. The Company is not able to make a reasonable estimate of the fines or penalties that could be imposed under the Federal Sentencing Guidelines in the event of a conviction under the indictment. Such fines and penalties could be substantial and adversely affect the Company's financial position and results of operations. If the Company or any of the individuals are convicted of any charges under the indictment, the Company could also be suspended or debarred from entering into new contracts or subcontracts with agencies of the U.S. Government or receiving the benefit of federal assistance payments for the duration of such suspension or debarment. Any such suspension could prevent the Company from receiving a modification to the FMTV to fund additional vehicles or extend the delivery schedule of funded vehicles unless the Secretary of the Army finds a compelling need to enter into such modification. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank ("EXIM Bank"), Investment Corporation ("OPIC") and similar government agencies during a suspension or debarment. The Engineered Power Systems segment frequently sells equipment to customers that rely on financial commitments from EXIM Bank and/or OPIC. Any such suspension or debarment could have a material adverse impact on the Company's financial condition and results of operations.

   Also in connection with the Peace Shield contract, the Company has been advised that the former consultant of the Company referred to above filed a





   suit in the United States District Court, Southern District of Texas, Houston Division, for himself and the United States of America alleging that the Company supplied false information in violation of the False Claims Act (the "Act"), engaged in common law fraud and misapplied costs. Under the provisions of the Act, the suit has not been served upon the Company pending an investigation of the case by the U.S. Department of Justice and a determination as to whether the Department of Justice will intervene and pursue the matter on behalf of the United States. The suit alleges treble damages of $21 million plus unspecified penalties. Proceedings in this case have been stayed pending resolution of the criminal matter referred to above. The Company cannot predict the outcome of this action or the likelihood that substantial damages will result. However, the Company intends to vigorously defend this case if it is served upon the Company.

   On May 16, 1995, C. Daniel Chill filed a purported class action suit in the United States District Court, Southern District of Texas, Houston Division, against the Company and three of its officers and directors on behalf of himself and all persons that purchased shares of Common Stock between May 2, 1994 and May 3, 1995. An amended complaint was filed on June 7, 1995. The suit alleges that the Company violated various sections of and rules under the Securities Exchange Act of 1934 and common law by disseminating material false and misleading information, failing to disclose material information and failing to correct earlier statements that were no longer true, all relating to the Peace Shield investigation and indictment. The suit claims unspecified compensatory and punitive damages. The Company has reached an agreement in principle to settle this litigation on terms that would not be material to the Company. The agreement in principle is subject to the execution of definitive settlement agreements as well as approval by the court and the Company's board of directors.

   The Company is a defendant in a number of other lawsuits relating to contractual, product liability, personal injury and warranty matters and otherwise of the type normally incident to the Company's business. Management is of the opinion that such lawsuits will not result in any material liability to the Company.

   The Company has not established any reserves or accruals for any potential liability that may be subsequently found in any of the foregoing cases.





   The Company leases certain property and equipment under lease arrangements of varying terms. Annual rentals under terms of noncancelable leases are less than 1% of consolidated sales.

   Note 6:  Government Contracts

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

   The FMTV contract is a firm fixed-price multi-year contract whereby the price paid to the Company is not subject to adjustment to reflect the Company's actual costs, except costs incurred as a result of actions or inactions of the government. The Company has completed approximately 3,000 (of approximately 11,000 trucks) trucks at low rate initial production as of January 31, 1996. Full rate production has been approved and is expected to commence after completion of retrofit of the trucks produced to date to current specifications. Stewart & Stevenson has incurred significant cost overruns and delivery schedule delays on the FMTV contract which the Company believes are primarily due to the government's decision to delay the testing of trucks and other government directed changes to the contract. The Company has and will continue to submit a series of Requests for Equitable Adjustments (REAs), under the FMTV contract, seeking increases in the FMTV contract price for those additional costs that relate to government caused delays and changes. Additionally, the Company has entered into negotiations with the U.S. Army to modify the existing contract to provide for steady production at rates lower than originally anticipated through December 1998. However, the Company is not able to predict whether such modification will be forthcoming on terms acceptable to the Company and production of vehicles may be interrupted after February 1997.

   Revenues and profits realized on the FMTV contract are based on the Company's estimates of total contract sales value and costs at completion. Amounts in excess of agreed upon contract price for government caused





   delays, disruptions, unpriced change orders and government caused additional contract costs are recognized in contract value when the Company believes it is probable that the claim for such amounts will result in additional contract revenue and the amount can be reasonably estimated. At January 31, 1996, the Company's FMTV contract accounting position reflects the expected recovery of substantial amounts in excess of the contract price for government caused delays, disruptions, unpriced change orders and other government caused additional contract costs. These claims are in varying stages of negotiations. Although management believes that the contract provides a legal basis for the claims and its estimates are based on reasonable assumptions and on a reasonable analysis of contract costs, due to uncertainties inherent in the estimation and claims negotiations process, no assurances can be given that its estimates will be accurate, and variances between such estimates and actual results could be material. In the event that the Company is unable to recover a substantial portion of the additional costs, the Company may suffer a material adverse effect on its operations during the accounting period in which such contract issues are resolved.

   The funding of the contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contracts must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. The Company has received full funding for the production of approximately 7,364 vehicles through February 1997. Approximately 3,524 vehicles, scheduled for production after that date have not been funded due to reductions in the U.S. Army's budget for acquisitions. In the event that the FMTV contracts are terminated other than for default, the FMTV contracts provide for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

   Note 7: Debt Arrangements

   The Company has informal borrowing arrangements with banks which may be withdrawn at the banks' option. Borrowings under these credit arrangements are unsecured, are due within 90 days and bear interest at varying bid and negotiated rates. On January 31, 1996 and 1995, the amounts outstanding under these arrangements were $65,000 and $42,000, respectively, with a weighted average interest rate of 5.95% and 6.30%, respectively.





   Long-Term Debt, which is generally unsecured, consists of the following:

   ______________________________________________________________________________________________
                                                                          Fiscal          Fiscal
                                                                           1995            1994
   ______________________________________________________________________________________________
   Notes payable to insurance companies:
     -10.20%, principal due $1,000 annually to 1998                     $  3,000        $  4,000

   Debt of consolidated limited partnership:
     -note payable to a bank, principal due monthly to 1998 (see note      8,900           9,000
   below)
   Revolving credit notes payable to banks (see note below)              200,000         105,000
    Other                                                                   0                244
                                                                        _________       _________
                                                                         211,900         118,244
    Less current portion                                                  (1,100)         (1,344)
                                                                        _________       _________
   Long-Term Debt                                                       $210,800        $116,900
                                                                        =========       =========


   The Company has commitments of $200,000 from banks under revolving credit notes (subject to reduction at the Company's election) which mature on December 31, 2000. Under the terms of the revolving credit facility, the commitment fee is .125 of 1% on the daily average unused balance. Borrowings outstanding under the revolving credit notes bear interest at various options, the maximum rate being the prime rate. In Fiscal 1992, the Company entered into an interest rate swap agreement, which expired in Fiscal 1995, that converted $10,000 of floating rate debt into fixed rate debt with an interest rate of 4.28%. The net interest paid or received is included in interest expense.

   The Company's unsecured long-term debt was issued pursuant to agreements containing covenants which impose working capital requirements on the





   Company and designated subsidiaries and restrict indebtedness, guarantees, rentals, dividends and other items. At the close of Fiscal 1995, approximately $160,894 of retained earnings were available for payment of dividends under the most restrictive covenant.

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

   Interest paid on both long-term and short-term debt during Fiscal 1995, 1994 and 1993 was $13,261, $6,679 and $3,425, respectively. The amounts of long-term debt which will become due during Fiscal 1996 through 1999, are approximately: 1996--$1,100; 1997--$1,100; 1998--$9,700, 1999--$0 and
   beyond--$200,000.

   Note 8: Postretirement Medical Plan

   The Company has a postretirement medical plan which covers most of its employees and provides for the payment of medical costs of eligible employees and dependents upon retirement. The plan is currently not funded. The Company expects to continue financing postretirement medical costs as covered claims are incurred.

   Postretirement medical benefit costs includes the following components:

   __________________________________________________________________________________________________________
                                                                               Fiscal      Fiscal     Fiscal
                                                                                1995        1994       1993
   __________________________________________________________________________________________________________
   Service costs - benefits attributed to service during the period             $527        $418       $377

   Interest cost on accumulated postretirement medical
    benefit obligations                                                          620         678        768





   Amortization of prior service costs                                           (718)       (718)     (618)
                                                                                _____       _____      _____

   Net postretirement medical benefit costs                                     $429        $378       $527
                                                                                =====       =====      =====

   The status of the plan is as follows:

   _____________________________________________________________________________________________________
                                                                           January 31        January 31
                                                                              1996              1995
   _____________________________________________________________________________________________________
   Accrued Postretirement Benefits
   Retirees                                                                   $ 4,642          $  4,454
   Employees eligible to retire                                                 2,073             1,978
   Employees not eligible to retire                                             2,020             1,500
                                                                             _________         _________

                                                                                8,735             7,932
   Unrecognized prior service cost                                              4,701             5,328
   Unrecognized net gain (loss)                                                 2,018             1,992
                                                                             _________         _________
                                                                             $ 15,454          $ 15,252
                                                                             =========         =========


   The actuarial assumptions
    used are as follows:

   ____________________________________________________________________________________________________
                                                                          Fiscal             Fiscal
                                                                           1995               1994
   ____________________________________________________________________________________________________
   S>                                                                                 <C





   Discount Rate                                                      7.25%              8.75%

   Health Care Cost Trend                                       8.50% - 10.00% (a)  9.50% - 11.50% (b)

   (a)  Gradually declining to 5.00% by 2004
   (b)  Gradually declining to 5.50% by 2012

   Changing the health care cost trend rates by one percentage point would change the accumulated postretirement medical benefit obligation at January 31, 1996 by approximately $1,151 and the postretirement medical benefit costs for Fiscal 1995 by approximately $183.

   Note 9: Employee Pension and Other Benefit Plans

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

   The following table sets forth the plan's funded status and amounts recognized in the Company's statements of financial position:

   _____________________________________________________________________________________________
                                                                            Fiscal       Fiscal
                                                                             1995         1994
   _____________________________________________________________________________________________
   Actuarial present value of benefit obligations:

    Accumulated benefit obligation, including vested benefits of
    $45,809 in 1995 and $34,096 in 1994                                    $ 48,720    $ 36,028
                                                                           =========   =========
    Projected benefit obligation for service rendered to date              $(59,767)   $(43,764)

    Plan assets at market related value and fair value for





    Fiscal 1995 and 1994, respectively; primarily publicly
    traded stocks and bonds, including 70,956 shares of the
    Company's Common Stock at the end of both Fiscal 1995
    and 1994                                                                 60,929      60,686
                                                                           _________   _________
   Plan assets in excess of projected benefit obligations                     1,162      16,922
   Unrecognized net (gain) loss from past experience different from           6,674      (9,114)
    that assumed
                                                                           _________   _________
   Prepaid pension cost included in Other Assets                           $  7,836    $  7,808
                                                                           =========   =========

         Net pension credit includes the following components:

   _____________________________________________________________________________________________________
                                                                         Fiscal      Fiscal      Fiscal
                                                                          1995        1994        1993
   _____________________________________________________________________________________________________
   Service cost -- benefits earned during the year                     $  2,187    $  1,815     $ 2,012
   Interest cost on projected benefit obligation                          3,800       3,541       3,108
   Actual return on plan assets                                          (2,782)     (5,494)     (4,883)
   Amortization of unrecognized net gain                                   (738)       (406)       (493)

   Net amortization and deferrals                                        (2,494)        200        (540)
                                                                       _________   _________    ________
   Net periodic pension credit                                         $    (27)   $   (344)    $  (796)
                                                                       =========   =========    ========

   The actuarial assumptions used are as follows:

   ____________________________________________________________________________________________________
                                                                              Fiscal            Fiscal
                                                                                1995             1994
   ____________________________________________________________________________________________________





   Discount Rate                                                               7.25%             8.75%
   Long-term rate of return on assets                                          9.50%             9.50%
   Rate of increase in future compensation                              4.50 - 5.00%      4.50 - 5.00%

   The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets for Fiscal 1995 was determined using the calculated value and for Fiscal 1994 and 1993 using the fair value. There was no material impact to operating results as a result of the change.

   The Company has an unfunded defined benefit retirement plan for non-employee directors which provides for payments upon retirement, death, or disability. Retirement expense for this plan in Fiscal 1995, 1994 and 1993, respectively, was $141, $68 and $164.

   The Company has an unfunded supplemental retirement plan for certain corporate officers. Retirement expense for the plan in Fiscal 1995, 1994 and 1993 was $459, $216 and $290, respectively. Prior service cost not yet recognized in periodic pension cost was $1,676, $1,804, and $1,208 at January 31, 1996, 1995 and 1994, respectively.

   In January 1994, the Company adopted an employee savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may contribute up to 15% of their pre-tax salary, but not more than statutory limits. The Company contributes twenty five cents for each dollar contributed by a participant, subject to certain limitations. The Company's matching contribution to the savings plan was $788, $399 and $13 in Fiscal 1995, 1994 and 1993, respectively.

   Effective February 1, 1994, the Company adopted SFAS 112. The statement requires the accrual of the estimated costs of benefits provided by the employer to former or inactive employees after employment but prior to retirement. Adoption of SFAS 112 did not have a material impact upon the consolidated financial position or results of operations.

   Under a nonqualified deferred compensation plan for certain employees, a portion of eligible employees' discretionary income can be deferred at the





   election of the employee. These deferred funds accrue interest payable to the employee at the prime rate in effect at the end of the fiscal year.

   Note 10: Common Stock

   Shareholder Rights Plan: The Company has adopted a shareholders rights plan to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders. The rights were issued to shareholders of record on March 20, 1995 and will expire on March 20, 2005.

   The plan provides for the issuance of one right for each outstanding share of the Company's Common Stock. The rights become exercisable only if a person or group acquires 15% or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 15% or more of the Company's stock. Each right entitles the holder to buy one-third of a share of Common Stock at an exercise price of $30 per right, subject to antidilution adjustments. The Company's Board of Directors may, at its option, redeem all rights for $.01 per right at any time prior to the acquisition of 15% or more of the Company's stock by a person or group. If a person or group acquires 15% or more of the Company's outstanding voting stock, each right entitle holders, other than the acquiring party, to purchase shares of the Company's Common Stock having a market value of twice the exercise price of the right.

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

   If, after the rights have become exercisable, the Company merges or otherwise combines with another entity, or sells 50% or more of its assets or earning power, each right then outstanding entitles its holder to purchase for $30, subject to antidilution adjustments, a number of the acquiring party's common shares having a market value of twice that amount.

   Stock Options:  The Stewart & Stevenson Services, Inc. 1988 Nonstatutory





   Stock Option Plan, the Stewart & Stevenson Services, Inc. 1993 Nonofficer Stock Option Plan and the 1994 Director Stock Option Plan authorize the grant of options to purchase an aggregate of up to 1,800,000, 514,550 and 150,000 shares of Common Stock, respectively, at not less than fair market value at the date of grant. The options have a term not exceeding ten years and vest over periods not exceeding four years. Under the terms of the 1993 Nonofficer Stock Option Plan, the number of options available for grant increased from 514,550 to 757,150 shares as of February 1, 1996.

   Stock option activity under the plans is as follows:

   _____________________________________________________________________________________
                                                          Shares           Option Price
                                                           under               Range
                                                          Option            Per Share
   ____________________________________________________________________________________
   Outstanding at end of Fiscal 1992                     471,200         $4.75 - $27.75
   Granted                                               178,000             $32.625
   Exercised                                            (171,100)        $4.75 - $27.75
                                                        _________
   Outstanding at end of Fiscal 1993                     478,100       $13.125 - $32.625
   Granted                                               180,050             $50.25
   Exercised                                             (60,750)      $13.125 - $32.625
   Cancelled                                             (12,225)       $18.75 - $50.25
                                                         ________
   Outstanding at end of Fiscal 1994                     585,175        $18.75 - $50.25
   Granted                                               386,300       $33.75 and $35.125
   Exercised                                             (52,750)       $18.75 - $32.625
   Cancelled                                             (20,650)      $32.625 - $50.25
                                                         ________
   Outstanding at end of Fiscal 1995                     898,075        $18.75 - $50.25
                                                         ========
   Options exercisable at end of Fiscal 1995             299,421        $18.75 - $50.25
                                                         ========
   Options available for future grants at the end of
    Fiscal 1995                                          523,875
                                                         ========






   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock Based Compensation" in October, 1995. SFAS 123 establishes financial accounting and reporting standards for stock based compensation plans and to transactions in which an entity issues equity instruments to acquire goods or services from non-employees. The new accounting standards prescribed by SFAS 123 are optional and the Company does not expect to adopt the new accounting standards. Consequently, SFAS 123 will not have a material impact on the Company's consolidated results of operations or financial position. Pro Forma disclosures of net earnings and earnings per share must be made as if SFAS 123 accounting standards had been adopted by the Company. Such disclosure will be required in Fiscal 1996.

   Note 11: Income Taxes

   The components of the income tax provision and the income tax payments are as follows:

   _________________________________________________________________________________________
                                                             Fiscal      Fiscal      Fiscal
                                                              1995        1994        1993
   _________________________________________________________________________________________
   Current                                                  $ 20,430    $ 2,194    $10,454
   Deferred                                                   10,235     32,326     17,545
                                                            _________   ________    ________
   Income tax provision                                     $ 30,665    $34,520     $27,999
                                                            =========   ========    ========
   Income tax payments (excluding refunds)                  $ 13,337    $17,422     $11,965
                                                            =========   ========    ========

   A reconciliation between the provision for income taxes and income taxes computed by applying the statutory U.S. Federal income tax rates of 35% in Fiscal 1995, 1994 and 1993 is as follows:
   TABLE





   _________________________________________________________________________________________
                                                             Fiscal      Fiscal      Fiscal
                                                              1995        1994        1993
   _________________________________________________________________________________________
   Provision at statutory rates                             $32,190    $35,998     $29,856
   Other                                                     (1,525)    (1,478)     (1,857)
                                                            ________   ________    ________
                                                            $30,665    $34,520     $27,999
                                                            ========   ========    ========

   The deferred tax liability is determined under the liability method based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted statutory tax rates and deferred tax expense is the result of changes in the net liability for deferred taxes.

   The tax effects of the significant temporary differences which comprise the deferred tax liability at the end of Fiscal 1995 and 1994 are as follows:

   __________________________________________________________________________________________
                                                                         Fiscal      Fiscal
                                                                          1995        1994
   __________________________________________________________________________________________
   Deferred Tax Assets
     Postretirement benefit obligation                                  $  5,407    $  5,338
     Accrued expenses and other reserves                                   9,282      11,072
     Other                                                                    33          54
                                                                        _________   _________
         Gross deferred tax assets                                        14,722      16,464
                                                                        _________   _________
     Deferred Tax Liabilities
      Property, plant and equipment                                        4,259       4,602
      Pension accounting                                                   2,233       2,449
      Contract accounting                                                 36,730      34,817





      Prepaid expenses and deferred charges                               44,485      37,563
      Other                                                                9,902       9,685
                                                                        _________   _________
           Gross deferred tax liabilities                                 97,609      89,116
                                                                        _________   _________
   Net deferred tax liability                                           $ 82,887    $ 72,652
                                                                        =========   =========

   Current portion of deferred tax liability                            $ 76,093    $ 64,614
   Non-current portion of deferred tax liability                           6,794       8,038
                                                                        _________   _________
   Net deferred tax liability                                           $ 82,887    $ 72,652
                                                                        =========   =========

   Note 12: Supplemental Financial Data

   Receivables consist of the following:

   ________________________________________________________________________________________
                                                                        Fiscal      Fiscal
                                                                         1995        1994
   ________________________________________________________________________________________
   Accounts receivable                                                $193,406    $186,024
   Notes receivable                                                      4,551       2,458
   Allowance for doubtful accounts                                      (1,409)     (1,668)
                                                                      _________   _________
                                                                      $196,548    $186,814
                                                                      =========   =========

   No single group or customer, other than the U.S. Government, represents greater than 10% of total accounts receivable. The U.S. Government accounted for approximately 16.3% and 12.7% of accounts receivable at January 31, 1996 and 1995, respectively. Due to the large number of entities and diversity of the Company's customer base, concentration of credit risk with respect to trade receivables is limited.





   Components of property, plant and equipment are as follows:

   _______________________________________________________________________________________

                                                                      Fiscal      Fiscal
                                                                       1995        1994
   _______________________________________________________________________________________
   Machinery and equipment                                           $126,306    $114,592
   Buildings and leasehold improvements                                91,298      89,178
   Revenue earning assets                                              12,917      10,556
   Accumulated depreciation and amortization                         (116,436)    (98,355)
                                                                     _________   _________
                                                                      114,085     115,971
   Construction-in-progress                                                 6       1,585
   Land                                                                12,964      14,304
                                                                     _________   _________
                                                                     $127,055    $131,860
                                                                     =========   =========

   Note 13: Consolidated Quarterly Data (unaudited)

   _______________________________________________________________________________________________
                                                                       Fiscal 1995
   _______________________________________________________________________________________________
                                                        Fourth     Third      Second     First
                                                        Quarter    Quarter    Quarter    Quarter
   _______________________________________________________________________________________________
   Sales                                                $301,340   $323,779   $319,840   $289,022
   Gross profit                                           46,482     47,957     49,949     48,542
   Net earnings                                           13,861     15,000     16,927     16,015
   Net earnings per share                                    .42        .45        .51        .49

                                                                   Fiscal 1994






   _______________________________________________________________________________________________
                                                        Fourth     Third      Second     First
                                                        Quarter    Quarter    Quarter    Quarter
   _______________________________________________________________________________________________
   Sales                                                $287,815   $304,248   $287,118   $259,155
   Gross profit                                           50,501     47,176     44,215     40,546
   Net earnings                                           18,438     17,603     16,488     15,029
   Net earnings per share                                    .56       .53         .50        .46


   Note 14:  Vulnerability Due To Certain Concentrations

   A majority of the Engineered Power Systems Segment sales is derived from packaging, operating and servicing gas turbine engines manufactured by General Electric Company ("GE") and European Gas Turbines ("EGT"). The Company has no reason to believe that its relationship with GE and EGT will not continue for the foreseeable future. Any interruption of these relationships, however, would adversely affect the Company.

   The Company's principal distribution agreements are subject to termination by the suppliers for a variety of causes. Although no assurance can be given that such distribution agreements will be renewed beyond their expiration dates, they have been renewed regularly.

   Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

   PART III

   In accordance with General Instruction G(3) to Form 10-K, Items 10 through 13 have been omitted since the Company will file with the Commission a definitive proxy statement complying with Regulation 14A involving the election of directors not later than 120 days after the close of its fiscal year. Such information is incorporated herein by reference.





                            CROSS REFERENCE

    Form 10-K Item                                  Caption in Definitive
   Number and Caption                                 Proxy Statement
   __________________                               _____________________

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

   Item 13.    Certain Relationships
               and Related Transactions  . . . . .   Transactions with
                                                     Management and Certain
                                                     Business  Relationships
   PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)1. The following financial statements for Stewart & Stevenson Services Inc. are filed as a part of this report:





         Consolidated Statements of Financial Position--January 31, 1996 and
         1995.

         Consolidated Statements of Earnings--Years ended January 31, 1996, 1995 and 1994.

         Consolidated Statements of Shareholders' Equity--Years ended January 31, 1996, 1995 and 1994.

         Consolidated Statements of Cash Flows--Years ended January 31, 1996, 1995 and 1994.

         Notes to Consolidated Financial Statements.

      2. Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

      3. The Company has several instruments which define the rights of holders of long-term debt. Except for the instruments listed as exhibits 4.1, 4.2, 4.3, 4.4 and 4.5 below, the total amount of securities authorized under any individual instrument with respect to long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish upon request by the Securities and Exchange Commission any instruments not filed herewith relating to its long-term debt.

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

        3.1   Third Restated Articles of Incorporation of Stewart & Stevenson
              Services, Inc.,  effective as of  September 13, 1995





              (incorporated by reference to Exhibit 3(a) of the Form 10-Q of Stewart & Stevenson for the quarterly period ended October 31, 1995 under the Commission File No. 001-11443).

        3.2 Fourth Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of September 13, 1995 (incorporated by reference to Exhibit 3(b) of the Form 10-Q of Stewart & Stevenson for the quarterly period ended October 31, 1995 under the Commission File No. 001-11443).

        4.1 Loan Agreement effective September 3, 1993, between Stewart Stevenson Services, Inc. and Texas Commerce Bank National Association and ABN AMRO Bank, N.V., Houston Agency and The Bank of New York, a New York Banking Corporation and NationsBank of Texas, National Association. (incorporated by reference to
              Exhibit 4.1 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1995 under the Commission File
              No. 0-8493).

        4.2 Agreement and First Amendment to Loan Agreement effective July 31, 1994, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association and ABN AMRO Bank, N.V., Houston Agency and The Bank of New York, a New York Banking Corporation and NationsBank of Texas, National Association. (incorporated by reference to Exhibit 4.2 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1995 under the Commission File No. 0-8493).

        4.3 Agreement and Second Amendment to Loan Agreement effective December 23, 1994, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association and ABN AMRO Bank, N.V., Houston Agency and The Bank of New York, a New York Banking Corporation and NationsBank of Texas, National Association and Bank of America Illinois, an Illinois Banking Association and PNC Bank, National Association. (incorporated by reference to Exhibit 4.3 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1995 under the Commission File No. 0-8493).





        4.4 Agreement and Third Amendment to Loan Agreement effective August 1, 1995, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association, ABN AMRO Bank, N.V., Houston Agency, The Bank of New York, NationsBank of Texas, National Association, Bank of America Illinois and PNC Bank, National Association. (incorporated by reference to Exhibit 4(d) of the Form 10-Q of Stewart & Stevenson for the quarterly period ended October 31, 1995 under the Commission File No. 001-11443).

        4.5 Agreement and Fourth Amendment to Loan Agreement effective November 30, 1995, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association, ABN AMRO Bank, N.V., Houston Agency, The Bank of New York, NationsBank of Texas, National Association, Bank of America Illinois and PNC Bank, National Association. (incorporated by reference to
              Exhibit 4(e) of the Form 10-Q of Stewart & Stevenson for the quarterly period ended October 31, 1995 under the Commission File No. 001-11443).

        4.6 Rights Agreement effective March 13, 1995, between Stewart & Stevenson Services, Inc. and The Bank of New York (incorporated by reference to Exhibit 1 of the Form 8-A Registration Statement of Stewart & Stevenson under the Commission File No. 001-11443).

       10.1 Lease Agreement effective January 1, 1988, between Miles McInnes and Faye Manning Tosch, as Lessors, and the Company, as Lessee (incorporated by reference to Exhibit 10.3 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

      *10.2 Distributor Sales and Service Agreement effective January 1, 1996, between the Company and Detroit Diesel Corporation.

       10.3 Contract Number DAAE07-92-R001 dated October 11, 1991 between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U.S. Army Tank-Automotive Command, as modified (incorporated by reference to Exhibit 28.1 of the Form S-3 Registration Statement of Stewart & Stevenson under the Commission File No. 33-44149).





       10.4 Contract Number DAAE07-92-R002 dated October 15, 1991 between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U.S. Army Tank-Automotive Command, as Modified (incorporated by reference to Exhibit 28.2 of the Form S-3 Registration Statement of Stewart & Stevenson under the Commission File No. 33-44149).

       10.5 Stewart & Stevenson Services, Inc. Deferred Compensation Plan dated as of December 31, 1979 (incorporated by reference to Exhibit 10.8 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

       10.6 Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10.9 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

       10.7 Amendment No. 1 to Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan, dated September 11, 1990 (incorporated by reference to Exhibit 10.10 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

       10.8 Stewart & Stevenson Services, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 of the Form 10-K of Stewart Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

       10.9 Stewart & Stevenson Services, Inc. 1994 Director Stock Option Plan (incorporated by reference to Exhibit 4.1 of the Form S-8 Registration Statement of Stewart & Stevenson under the Commission File No. 33-58685).

      *21.1   List of Subsidiaries.

      *23.1   Consent of Arthur Andersen LLP, Independent Public Accountants.

      *27.1   Financial Data Schedule.





            ____________
            * Filed with this report.

   (b) The following reports on Form 8-K were filed during the three months ended January 31, 1996.

         Form 8-K Reporting Date November 8, 1995.
         Items Reported - Item 5. Other Events (Interim Agreement ending suspension).






   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April, 1996.

   STEWART & STEVENSON SERVICES, INC.


   By /s/ Robert L. Hargrave
          Chief Executive Officer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of April, 1996.





   /s/ Robert L. Hargrave
   Robert L. Hargrave                                   Bob H. O'Neal
   Director, Principal Executive Officer                Director
   and Principal Financial Officer





   /s/ C. Jim Stewart II                                /s/ J. Carsey Manning
   C. Jim Stewart II                                    J. Carsey Manning
   Director                                             Director

   /s/ Donald E. Stevenson                              /s/ Robert H. Parsley
   Donald E. Stevenson                                  Robert H. Parsley
   Director                                             Director





   /s/ Jack W. Lander, Jr.                              /s/ Jack T. Currie
   Jack W. Lander, Jr.                                  Jack T. Currie
   Director                                             Director




   /s/ Robert S. Sullivan                               /s/ Richard R. Stewart
   Robert S. Sullivan                                   Richard R. Stewart
   Director                                             Director





   /s/ Orson C Clay                                     /s/ Brian H. Rowe
   Orson C Clay                                         Brian H. Rowe
   Director                                             Director





   EXHIBIT INDEX

                                                                  Filed with              Incorporated by Reference
   Exhibit Number and Description                                 this report             From    Date    File    Exhibit
   ______________________________                                 ___________             ____    ____    ____    _______
   10.2     Distributor Sales and Service Agreement
            effective January 1, 1996, between the
            Company and Detroit Diesel Corporation.                    *

   21.1     List of subsidiaries.                                      *

   23.1     Consent of Arthur Andersen LLP,
            Independent Public Accountants.                            *


   27.1     Financial Data Schedule.                                   *
           1