Form 10-Q
period 1996-04-30
STEWART & STEVENSON SERVICES INC
filed 1996-06-11
CIK 94328

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
         (Mark One)
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1996

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


Common Stock, Without Par Value                      33,062,088 Shares
              (Class)                         (Outstanding at April 30, 1996)


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position -- April 30, 1996 and
  January 31, 1996.

Consolidated Condensed Statement of Earnings -- Three Months Ended April 30, 1996 and 1995.

Consolidated Condensed Statement of Cash Flows -- Three Months Ended April 30, 1996 and 1995.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands)
                                                                April 30          January 31
                                                                  1996               1996
                                                            ______________     ______________
ASSETS                                                        (Unaudited)
CURRENT ASSETS
   Cash and equivalent                                        $    6,451          $    6,325
   Accounts and notes receivable, net                            229,810             196,548
   Recoverable costs and accrued profits
         not yet billed                                          311,884             317,855
   Inventories:
      Engineered Power Systems                                   292,993             269,119
      Distribution                                               141,769             145,179
      Excess of current cost over LIFO values                    (54,601)            (53,580)
                                                            ______________     ______________
                                                                 380,161             360,718
   Other                                                             268                 393
                                                            ______________     ______________
      TOTAL CURRENT ASSETS                                       928,574             881,839

PROPERTY, PLANT AND EQUIPMENT                                    247,174             243,491
   Allowances for depreciation and
       amortization                                             (122,206)           (116,436)
                                                            ______________     ______________

                                                                 124,968             127,055
OTHER ASSETS                                                      33,615              31,689
                                                            ______________     ______________
                                                              $1,087,157          $1,040,583
                                                            ==============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                              $  134,000          $   65,000
   Accounts payable                                              111,285             134,562
   Billings on uncompleted contracts in
      excess of incurred costs                                    11,577              14,417
   Current income taxes                                           70,638              68,650
   Other current liabilities                                      44,307              47,451
                                                            ______________     ______________
      TOTAL CURRENT LIABILITIES                                  371,807             330,080

LONG-TERM DEBT                                                   210,775             210,800
DEFERRED INCOME TAXES                                              7,384               6,794
ACCRUED POSTRETIREMENT BENEFITS                                   15,483              15,454
DEFERRED COMPENSATION                                              5,462               5,540
SHAREHOLDERS' EQUITY
   Common Stock, without par value, 100,000,000
       shares authorized; 33,073,908 and 33,061,908
       shares issued at April 30, 1996 and January
       31, 1996, respectively, including 11,820
       shares held in treasury                                   163,672             163,409
   Retained earnings                                             312,607             308,539
                                                            ______________     ______________
                                                                 476,279             471,948
   Less cost of treasury stock                                       (33)                (33)
                                                            ______________     ______________
      TOTAL SHAREHOLDERS' EQUITY                                 476,246             471,915
                                                            ______________     ______________
                                                              $1,087,157          $1,040,583
                                                            ==============     ==============

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)
                                                                               Three Months Ended
                                                                                    April 30
                                                                    _____________________________________
                                                                         1996                  1995
                                                                    _______________      ________________
                                                                                 (Unaudited)
Sales                                                                $  219,540           $  289,022
Cost of sales                                                           181,437              240,480
                                                                    ________________     ________________
Gross profit                                                             38,103               48,542

Selling and administrative expenses                                      24,332               21,661
Interest expense                                                          4,745                2,950
Other income, net                                                          (999)                (322)
                                                                    ________________     ________________
                                                                         28,078               24,289
                                                                    ________________     ________________

Earnings before income taxes                                             10,025               24,253
Income taxes                                                              3,279                8,128
                                                                    ________________     ________________

Earnings of consolidated companies                                        6,746               16,125
Equity in net loss of
 unconsolidated affiliates                                                  (33)                (110)
                                                                    ________________     ________________
Net earnings                                                         $    6,713           $   16,015
                                                                    ================     ================

Weighted average number of shares of
 Common Stock outstanding                                                33,057               33,008
                                                                    ================     ================
Net earnings per share                                               $     0.20           $     0.49
                                                                    ================     ================
Cash dividends per share                                             $     0.08           $     0.07
                                                                    ================     ================



See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                                               Three Months Ended
                                                                                     April 30
                                                                    ________________     ________________
                                                                           1996                 1995
                                                                    ________________     ________________
                                                                                 (Unaudited)
Operating Activities
   Net earnings                                                      $    6,713           $   16,015
   Adjustments to reconcile net earnings to net cash
     used in operating activities:
       Depreciation and amortization                                      6,924                6,066
       Deferred income taxes, net                                           590                 (208)
       Change in operating assets and liabilities:
         Accounts and notes receivable, net                             (33,263)             (19,134)
         Recoverable costs and accrued profits not
          yet billed                                                      5,971              (33,449)
         Inventories                                                    (19,442)              43,015
         Accounts payable                                               (23,276)             (62,550)
         Billings on uncompleted contracts in excess
          of incurred costs                                              (2,839)               9,306
         Current income taxes                                             1,988                8,238
         Other current liabilities                                       (3,148)              (6,077)
         Other--principally long-term assets and
          liabilities                                                    (1,931)                 410
                                                                    ________________     ________________
   Net Cash Used In Operating Activities                                (61,713)             (38,368)

Investing Activities
   Expenditures for property, plant and equipment                        (5,275)              (5,919)
   Disposal of property, plant and equipment                                520                  519
                                                                    ________________     ________________
   Net Cash Used In Investing Activities                                 (4,755)              (5,400)

Financing Activities
   Additions to long-term borrowings                                          0                   33
   Payments on long-term borrowings                                         (25)                 (17)
   Net borrowings and payments on short-term
     notes payable                                                       69,000               46,000
   Dividends paid                                                        (2,645)              (2,312)
   Exercise of stock options                                                264                  873
                                                                    ________________     ________________
   Net Cash Provided By Financing Activities                             66,594               44,577
                                                                    ________________     ________________
Increase In cash and equivalents                                            126                  809
Cash and equivalents, February 1                                          6,325                3,987
                                                                    ________________     ________________
Cash and equivalents, April 30                                       $    6,451            $   4,796
                                                                    ================     ================
Supplemental disclosure of cash flow information:
   Net cash paid during the period for:
     Interest payments                                               $    4,741            $   2,243
     Income tax payments                                             $    1,380            $     408


See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended April 30, 1996 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 1997.

The accounting policies followed by the Company in preparing interim con solidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's January 31, 1996 Form 10-K.

The Company's fiscal year begins on February 1 of the year indicated and ends on January 31 of the following year. For example, "Fiscal 1996" commenced on February 1, 1996 and ends on January 31, 1997.

Net earnings per share of Common Stock are computed by dividing net earnings by the weighted average number of shares outstanding. Common Stock equivalents (outstanding options to purchase shares of Common Stock) are excluded from the computations as they are insignificant. The weighted average number of shares outstanding for the three months ended April 30, 1996 includes 12,000 shares issued pursuant to exercise of stock options.

Note B--Commitments and Contingencies

Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of REAs often extend over prolonged periods of time. The company's ultimate profitability on such contracts will depend not only upon the accuracy of the Company's cost projection, but also the eventual outcome of an equitable settlement of contractual issues with the U.S. Government.

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

Also in connection with the Peace Shield contract, the Company has been advised that the former consultant of the Company referred to above filed a suit in the United States District Court, Southern District of Texas, Houston Division, for himself and the United States of America alleging that the Company supplied false information in violation of the False REAs Act (the "Act"), engaged in common law fraud and misapplied costs. Under the provisions of the Act, the suit has not been served upon the Company pending an investigation of the case by the U.S. Department of Justice and a determination as to whether the Department of Justice will intervene and pursue the matter on behalf of the United States. The suit alleges treble damages of $21 million plus unspecified penalties. Proceedings in this case have been stayed pending resolution of the criminal matter referred to above. The Company cannot predict the outcome of this action or the likelihood that substantial damages will result. However, the Company intends to vigorously defend this case if it is served upon the Company.

On May 16, 1995, C. Daniel Chill filed a purported class action suit in the United States District Court, Southern District of Texas, Houston Division, against the Company and three of its officers and directors on behalf of himself and all persons that purchased shares of Common Stock between May 2, 1994 and May 3, 1995 alleging that the Company violated various sections of and rules under the Securities Exchange Act of 1934 and common law by disseminating material false and misleading information, failing to disclose material information and failing to correct earlier statements that were no longer true, all relating to the Peace Shield investigation and indictment. The suit claims unspecified compensatory and punitive damages. An Agreement to settle this litigation on terms that would not be material to the Company has been preliminarily approved by the court, subject to notice to all class members and determination by the court as to the fairness of the settlement. The Company has reserved all costs expected to be incurred in connection with the settlement of this case.

Except as set forth above, the Company is a defendant in a number of other lawsuits relating to contractual, product liability, personal injury and warranty matters and otherwise of the type normally incident to the Company's business. Management is of the opinion that such lawsuits will not result in any material liability to the Company. Except as set forth above, the Company has not established any reserves or accruals for any potential liability that may be subsequently found in any of the foregoing cases.

Note C--Subsequent Events

On May 30, 1996 the Company completed a $135,000,000 private placement of long-term debt. The notes are unsecured and were issued pursuant to an agreement containing a covenant which imposes a maximum debt to total capitalization requirement. The notes will mature in three, five, seven and ten year increments with semi-annual interest payments at a weighted average coupon rate of 7.01%, and have a weighted average life of 5 1/2 years.

Item #2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended January 31, 1996.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of sales represented by certain items reflected in the Company's Consolidated Condensed Statement of Earnings.

                                                                       Three Months Ended
                                                                            April 30
                                                             ______________________________________
                                                                   1996                   1995
                                                             ________________      ________________
Sales                                                             100.0%                 100.0%
Cost of sales                                                      82.6                   83.2
                                                             ________________      ________________
Gross profit                                                       17.4                   16.8

Selling and administrative expenses                                11.1                    7.5
Interest expense                                                    2.2                    1.0
Other income, net                                                   (.5)                   (.1)
                                                             ________________      ________________
                                                                   12.8                    8.4
                                                             ________________      ________________

Earnings before income taxes                                        4.6                    8.4
Income taxes                                                        1.5                    2.8
                                                             ________________      ________________
Earnings of consolidated companies                                  3.1                    5.6
Equity in net loss of unconsolidated affiliates                       0                    (.1)
                                                             ________________      ________________
Net earnings                                                        3.1%                   5.5%
                                                             ================      ================

Sales for the first quarter of the year ending January 31, 1997 ("Fiscal 1996") decreased 24% to $219,540,000 compared to sales of $289,022,000 for the same period of the year ended January 31, 1996 ("Fiscal 1995").

The Engineered Power Systems (EPS) segment sales was the primary contributor to the Company's sales decline, decreasing $60,848,000 (38%) for the first quarter of Fiscal 1996 compared to the same period in Fiscal 1995. The sales decrease in the EPS segment is attributed to the gas turbine product line which produced $80,000,000 in sales during the first quarter of Fiscal 1996 compared to $144,000,000 for the same period in Fiscal 1995. Turbine-driven equipment sales decreased $77,000,000 (69%) compared to the first quarter of Fiscal 1995. Such decrease was partially offset by the gas turbine product support (consisting of the servicing of customers' equipment and the long-term contracting for the operation and maintenance of the customers' power plants) group which contributed increased sales of $13,000,000 (39%) in the first quarter of Fiscal 1996 compared to the same period in Fiscal 1995.

The Distribution segment sales increased $18,870,000 (20%) in the first quarter of Fiscal 1996 compared to the same period in Fiscal 1995. The Distribution segment's growth reflects general strong demand for the Company's products and services.

The Tactical Vehicle Systems (TVS) segment sales decreased $16,949,000 (55%) for the first quarter of Fiscal 1996 compared to the same period in Fiscal 1995. The decrease in TVS sales reflects the decrease in truck production under the "Family of Medium Tactical Vehicles" (FMTV) contract during the first quarter due to the scheduled retrofit program of previously produced vehicles. See "Government Contract Status" below.

The gross profit margin of 17.4% for the first quarter of Fiscal 1996 improved as compared to 16.8% for the same period in Fiscal 1995. This increase in gross margin reflects the change in sales mix.

Selling and administrative expenses for the first quarter of Fiscal 1996 increased as a percentage of sales to 11.1% compared to 7.5% for the same period in Fiscal 1995, primarily due to the decrease in sales. Selling and administrative expenses increased 12% during the current year which included a onetime charge of approximately $900,000 related to settling a lawsuit. Exclusive of the onetime legal expense, service and administrative expense grew about 8%, primarily in those business lines having sales growth.

Interest expense for the first quarter of Fiscal 1996 increased to $4,745,000, up from $2,950,000 for the same period in Fiscal 1995 due to an increase outstanding debt. Such increase is primarily due to an increase in inventory and an increase in recoverable costs and accrued profits not yet billed related to the EPS segment.

Net earnings of $6,713,000 ($.20 per share) for the three months ended April 30, 1996 represents a 58.1% decrease compared to $16,015,000 ($.49 per share) for the three months ended April 30, 1995. This decrease in earnings is primarily the result of the decrease in EPS segment sales.

GOVERNMENT CONTRACTS STATUS

Initial Operational Test and Evaluation under the FMTV contract was completed in the third quarter of Fiscal 1995 and the Company received approval for full rate production and type classification of the FMTV on August 25, 1995.
Actual shipment of the vehicles to combat troops began in January 1996 at Ft. Bragg, North Carolina. Under the terms of the FMTV contract, all vehicles produced before the full rate production decision must be retrofitted with any changes required by test results or specification changes ordered by the government. The retrofit began during the fourth quarter of Fiscal 1995 and is expected to be substantially completed in the second quarter of 1996.

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

The FMTV contract is a firm fixed-price multi-year contract whereby the price paid to the Company is not subject to adjustment to reflect the Company's actual costs, except costs incurred as a result of actions or inactions of the government. The Company has completed approximately 3,000 (of approximately 11,000 trucks) trucks which are undergoing retrofit as of April 30, 1996. Full rate production has been approved and is expected to commence after substantial completion of retrofit of the trucks produced to date to current specifications. Stewart & Stevenson has incurred significant cost overruns and delivery schedule delays on the FMTV contract which the Company believes are primarily due to the government's decision to delay the testing of trucks and other government directed changes to the contract. The Company has and will continue to submit a series of Requests for Equitable Adjustments
(REAs), under the FMTV contract, seeking increases in the FMTV contract price for those additional costs that relate to government caused delays and changes. Additionally, the Company has entered into negotiations with the U.S. Army to modify the existing contract to provide for steady production at rates lower than originally anticipated through December 1998. However, the Company is not able to predict whether such modification will be forthcoming on terms acceptable to the Company and production of vehicles may be interrupted after February 1997.

Revenues and profits realized on the FMTV contract are based on the Company's estimates of total contract sales value and costs at completion. Amounts in excess of agreed upon contract price for government caused delays, disruptions, unpriced change orders and government caused additional contract costs are recognized in contract value when the Company believes it is probable that the REA for such amounts will result in additional contract revenue and the amount can be reasonably estimated. At April 30, 1996, the Company's FMTV contract accounting position reflects the expected recovery of substantial amounts in excess of the contract price for government caused delays, disruptions, unpriced change orders and other government caused additional contract costs. These REAs are in varying stages of negotiations. Although management believes that the contract provides a legal basis for the REAs and its estimates are based on reasonable assumptions and on a reasonable analysis of contract costs, due to uncertainties inherent in the estimation and REAs negotiations process, no assurances can be given that its estimates will be accurate, and variances between such estimates and actual results could be material. In the event that the Company is unable to recover a substantial portion of the additional costs, the Company may suffer a material adverse effect on its operations during the accounting period in which such contract issues are resolved.

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

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at April 30, 1996 and at the close of Fiscal 1995 were as follows:

________________________________________________________________________________________________________
                                                                   April 30             January 31
                                                                     1996                  1996
________________________________________________________________________________________________________
                                                                       (Dollars in millions)



Engineered Power Systems
  Equipment                                                     $   177.5             $    208.9
  Operations and Maintenance                                        334.7                  321.8
                                                              ______________         ______________
                                                                    512.2                  530.7

Distribution                                                         53.9                   50.9
Tactical Vehicle Systems                                            850.3                  862.7
                                                              ______________         ______________

Total                                                           $ 1,416.4             $  1,444.3
                                                              ==============         ==============

Although no assurance can be given, the Company expects sales of the Engineered Power Systems segment to continue to be weighted in favor of turbine-driven equipment based on the number of unfilled orders for these units, the number of proposals that are presently outstanding and the current worldwide need for additional electrical generating capacity.

Unfilled orders of the Tactical Vehicle Systems segment consists principally of the contracts awarded in October 1991, by the United States Department of the Army, to manufacture medium tactical vehicles, and options under the FMTV contract that have been exercised by the U.S. Army to purchase additional vehicles for the National Guard.

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment of $5,275,000 for the first quarter of Fiscal 1996 was comparable to $5,919,000 for the same period in Fiscal 1995. These amounts are consistent with the historical capital expenditure levels of the Company.

LIQUIDITY AND SOURCES OF CAPITAL

Long-term borrowings at April 30, 1996 decreased slightly from the end of Fiscal 1995. The Company has $200,000,000 in committed credit facilities which were fully utilized at April 30, 1996 and at the end of Fiscal 1995.
The Company has additional banking relationships which provide uncommitted borrowing arrangements. These short-term borrowings increased to $134,000,000 at April 30, 1996 from $65,000,000 at the end of Fiscal 1995.
This debt increase of $69,000,000 is principally a result of the timing of customer progress payments for contracts-in-process of the EPS segment's gas turbine group.

On May 30, 1996, the Company completed a private placement of $135,000,000 debt securities with an average maturity of 5 1/2 years. The notes are unsecured and were issued pursuant to an agreement containing a covenant which imposes a debt to total capitalization requirement. The notes will mature in three, five, seven and ten years increments with semi-annual interest payments at a weighted average life and coupon rate of 5 1/2 years and 7.01%, respectively. The proceeds from the sale of the notes were used to reduce other outstanding indebtedness of the Company in the amount of $129,000,000 and for general corporate purposes.

The Company's working capital needs can fluctuate significantly depending on the progress payment streams of contracts-in-process. The Company regularly bids on large commercial contracts which, if awarded to the Company, could also affect working capital needs.

In the event that any acquisition of additional operations, growth in existing operations, changes in inventory levels, accounts receivable or other working capital items create a need for working capital or capital expenditures in excess of existing committed lines of credit, the Company may seek to convert uncommitted borrowing arrangements to committed credit facilities or to issue additional equity securities. Management believes that the Company's current credit facilities are adequate to meet its foreseeable cash requirements.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

See Note B to the Consolidated Condensed Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as a part of this report pursuant to Item 601 of Regulation S-K.

       27  Financial Data Schedule

(b)    No reports on Form 8-K were filed during the three months ended
       April 30, 1996.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   STEWART & STEVENSON SERVICES, INC.




Date: June 11, 1996                  By:  /s/ Robert L. Hargrave
                                          Robert L. Hargrave
                                          Chief Executive Officer

EXHIBIT INDEX

 Exhibit Number and Description

               27     Financial data schedule
