Form 10-Q
period 1996-07-31
STEWART & STEVENSON SERVICES INC
filed 1996-09-12
CIK 94328

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

  (Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 1996

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
Yes  [X]     No [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, Without Par Value                  33,064,088  Shares
              (Class)                     (Outstanding at July 31, 1996)


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position -- July 31, 1996 and
  January 31, 1996.

Consolidated Condensed Statement of Earnings -- Six Months and Three Months
  Ended July 31, 1996 and 1995.

Consolidated Condensed Statement of Cash Flows -- Six Months Ended July
  31, 1996 and 1995.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands)
                                                                        July 31             January 31
                                                                          1996                 1996
                                                                    ________________     ________________
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and equivalent                                                 $    6,402           $    6,325
   Accounts and notes receivable, net                                     214,029              196,548
   Recoverable costs and accrued profits
      not yet billed                                                      326,548              317,855
   Inventories:
      Engineered Power Systems                                            299,826              269,119
      Distribution                                                        156,172              145,179
      Excess of current cost over LIFO values                             (55,368)             (53,580)
                                                                    ________________     ________________
                                                                          400,630              360,718
   Other                                                                    1,627                  393
                                                                    ________________     ________________
      TOTAL CURRENT ASSETS                                                949,236              881,839

PROPERTY, PLANT AND EQUIPMENT                                             250,593              243,491
   Allowances for depreciation and
       amortization                                                      (127,587)            (116,436)
                                                                    ________________     ________________
                                                                          123,006              127,055
OTHER ASSETS                                                               37,121               31,689
                                                                    ________________     ________________
                                                                       $1,109,363           $1,040,583
                                                                    ================     ================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                       $   96,000           $   65,000
   Accounts payable                                                        98,306              134,562
   Billings on uncompleted contracts in
      excess of incurred costs                                              6,588               14,417
   Current income taxes                                                    54,398               68,650
   Accrued litigation settlement                                           20,000                    0
   Other current liabilities                                               45,105               47,451
                                                                    ________________     ________________
      TOTAL CURRENT LIABILITIES                                           320,397              330,080

LONG-TERM DEBT                                                            295,750              210,800
DEFERRED INCOME TAXES                                                       6,282                6,794
ACCRUED POSTRETIREMENT BENEFITS                                            15,510               15,454
DEFERRED COMPENSATION                                                       5,630                5,540
SHAREHOLDERS' EQUITY
   Common Stock, without par value, 100,000,000
       shares authorized; 33,075,908 and 33,061,908
       shares issued at July 31, 1996 and January
       31, 1996, respectively, including 11,820
       shares held in treasury                                            163,718              163,409
   Retained earnings                                                      302,109              308,539
                                                                    ________________     ________________
                                                                          465,827              471,948
   Less cost of treasury stock                                                (33)                (33)
                                                                    ________________     ________________
      TOTAL SHAREHOLDERS' EQUITY                                          465,794              471,915
                                                                    ________________     ________________
                                                                       $1,109,363           $1,040,583
                                                                    ================     ================

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)
                                                Six Months Ended                   Three Months Ended
                                                     July 31                             July 31
                                        _________________________________   _________________________________
                                             1996              1995              1996              1995
                                        _______________   _______________   _______________   _______________
                                                   (Unaudited)                         (Unaudited)
Sales                                      $ 460,266         $ 608,862         $ 240,726         $ 319,840
Cost of sales                                383,652           510,371           202,215           269,891
                                        _______________   _______________   _______________   _______________
Gross profit                                  76,614            98,491            38,511            49,949

Selling and administrative
 expenses                                     49,458            44,179            25,126            22,518
Interest expense                              10,778             6,100             6,033             3,150
Settlement of litigation                      20,000                 0            20,000                 0
Other income, net                             (1,964)           (1,119)             (965)             (797)
                                        _______________   _______________   _______________   _______________
                                              78,272            49,160            50,194            24,871
                                        _______________   _______________   _______________   _______________

Earnings (loss) before income
 taxes                                        (1,658)           49,331           (11,683)           25,078
Income taxes                                    (649)           16,563            (3,928)            8,435
                                        _______________   ______________    _______________   _______________
Earnings (loss) of consolidated
 companies                                    (1,009)           32,768            (7,755)           16,643
Equity in net earnings of
 unconsolidated affiliates                        35               174                68               284
                                        _______________   _______________   _______________   _______________
Net earnings (loss)                        $    (974)        $  32,942         $  (7,687)        $  16,927
                                        ===============   ===============   ===============   ===============

Weighted average number
 of shares of Common Stock
 outstanding                                  33,060            33,022            33,064            33,037
                                        ===============   ===============   ===============   ===============
Net earnings (loss) per share              $    (.03)        $    1.00         $    (.23)        $     .51
                                        ===============   ===============   ===============   ===============
Cash dividends per share                   $    .165         $     .15         $    .085         $     .08
                                        ===============   ===============   ===============   ===============



See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                                                Six Months Ended
                                                                                     July 31
                                                                   ______________________________________
                                                                         1996                  1995
                                                                   _______________        _______________
                                                                                (Unaudited)
Operating Activities
   Net earnings (loss)                                             $      (974)           $   32,942
   Adjustments to reconcile net earnings to net cash
     used in operating activities:
       Accrued postretirement benefits                                      56                     0
       Depreciation and amortization                                    12,830                11,885
       Deferred income taxes, net                                         (512)                 (800)
       Change in operating assets and liabilities:
         Accounts and notes receivable, net                            (17,481)              (21,470)
         Recoverable costs and accrued profits not
          yet billed                                                    (8,693)              (61,058)
         Inventories                                                   (39,912)               18,412
         Accounts payable                                              (36,256)              (19,701)
         Billings on uncompleted contracts in excess
          of incurred costs                                             (7,829)               11,032
         Accrued litigation settlement                                  20,000                     0
         Current income taxes                                          (14,252)               15,787
         Other current liabilities                                      (2,346)               (3,999)
         Other--principally long-term assets and
          liabilities                                                   (6,741)                1,354
                                                                   _______________       _______________
   Net Cash Used In Operating Activities                              (102,110)              (15,616)

Investing Activities
   Expenditures for property, plant and equipment                       (9,860)               (9,959)
   Disposal of property, plant and equipment                             1,243                   813
                                                                   _______________       _______________
   Net Cash Used In Investing Activities                                (8,617)               (9,146)

Financing Activities
   Additions to long-term borrowings                                   160,000                    71
   Payments on long-term borrowings                                    (75,050)                  (42)
   Net borrowings and payments on short-term
     notes payable                                                      31,000                33,000
   Dividends paid                                                       (5,455)               (4,956)
   Exercise of stock options                                               309                 1,195
                                                                   _______________       ________________
   Net Cash Provided By Financing Activities                           110,804                29,268
                                                                   _______________       ________________
Increase in cash and equivalents                                            77                 4,506
Cash and equivalents, February 1                                         6,325                 3,987
                                                                   _______________       ________________
Cash and equivalents, July 31                                      $     6,402           $     8,493
                                                                   ===============       ================
Supplemental disclosure of cash flow information:
   Net cash paid during the period for:
     Interest payments                                             $     9,124           $     5,542
     Income tax payments                                           $    14,046           $     6,258


See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the six months ended July 31, 1996 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 1997.

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

Net earnings (loss) per share of Common Stock are computed by dividing net earnings (loss) by the weighted average number of shares outstanding. Common Stock equivalents (outstanding options to purchase shares of Common Stock) are excluded from the computations as they are insignificant. The weighted average number of shares outstanding for the six months ended July 31, 1996 includes 14,000 shares issued pursuant to exercise of stock options.

Note B--Commitments and Contingencies

On May 3, 1995, an indictment was returned by a federal Grand Jury in Houston, Texas, accusing the Company, a former consultant and four employees, including the Company's President, of one count of major fraud against the United States, four counts of false statements and one count of conspiracy to commit major fraud, make false statements and interfere with the administration of a foreign military sale. All of the counts arise from a 1987 subcontract to supply diesel generator sets for installation at long-range radar sites in Saudi Arabia (the "Peace Shield"). The indictment alleges that a former employee of the general contractor for the Peace Shield program, who later became a consultant to the Company, conspired with the Company and the other defendants to award the subcontract to the Company. The indictment also alleges that the government was defrauded out of approximately $5 million in connection with cost savings from a change order under the Peace Shield contract and that the Company made false statements relating to cost estimates in connection with such change order. The Company and each individual have denied all charges under the indictment and the case is pending in the United States District Court, Southern District of Texas, Houston Division. The Company is not able to make a reasonable estimate of the fines or penalties that could be imposed under the Federal Sentencing Guidelines in the event of a conviction under the indictment. Such fines and penalties could be substantial and adversely affect the Company's financial position and results of operations. If the Company or any of the individuals are convicted of any charges under the indictment, the Company could also be suspended or debarred from entering into new contracts or subcontracts with agencies of the U.S. Government or receiving the benefit of federal assistance payments for the duration of such suspension or debarment. Any such suspension could prevent the Company from receiving a modification to the Family of Medium Tactical Vehicle ("FMTV") contract that would fund additional vehicles or extend the delivery schedule of funded vehicles unless the Secretary of the Army finds a compelling need to enter into such modification. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank ("EXIM Bank"), Overseas Private Investment Corporation ("OPIC") and similar government agencies during a suspension or debarment. The Engineered Power Systems segment frequently sells equipment to customers that rely on financial commitments from EXIM Bank and/or OPIC. Any such suspension or debarment could have a material adverse impact on the Company's financial condition and results of operations.

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

Note C--Long-Term Debt

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

The Company elected to reduce the $200,000,000 credit facility with commercial banks to $150,000,000 in connection with the private placement.



Item #2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements which are based on assumptions such as timing, volume and pricing of customers' orders. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those outlined in the forward-looking statements, including the risk of cancellation or adjustment of specific orders, termination of significant government programs, decrease in demand in the markets served, or lower-than-anticipated penetration of markets served.

This discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended January 31, 1996.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of sales represented by certain items reflected in the Company's Consolidated Condensed Statement of Earnings.



                                               Six Months Ended                   Three Months Ended
                                                    July 31                             July 31
                                      __________________________________  ___________________________________
                                            1996              1995              1996               1995
                                      ________________  ________________  ________________   ________________
Sales                                       100.0%             100.0%           100.0%             100.0%
Cost of sales                                83.4               83.8             84.0               84.4
                                      ________________  ________________  ________________   ________________
Gross profit                                 16.6               16.2             16.0               15.6

Selling and administrative
  expenses                                   10.7                7.3             10.4                7.0
Interest expense                              2.3                1.0              2.5                1.0
Settlement of litigation                      4.3                  0              8.3                  0
Other income, net                            (0.4)              (0.2)            (0.4)              (0.2)
                                      ________________  ________________  ________________   ________________
                                             16.9                8.1             20.8                7.8
                                      ________________  ________________  ________________   ________________

Earnings (loss) before income
  taxes                                      (0.3)               8.1             (4.8)               7.8
Income taxes                                 (0.1)               2.7             (1.6)               2.6
                                      ________________  ________________  ________________   ________________
Earnings (loss) of
  consolidated companies                     (0.2)               5.4             (3.2)               5.2
Equity in net earnings of
  unconsolidated affiliates                    .0                 .0               .0                0.1
                                      ________________  ________________  ________________   ________________
Net earnings (loss)                          (0.2)%              5.4%            (3.2)%              5.3%
                                      ================  ================  ================   ================

Sales for the first six months of the year ending January 31, 1997 ("Fiscal 1996") decreased 24% to $460,266,000 compared to sales of $608,862,000 for the same period of the year ended January 31, 1996 ("Fiscal 1995").

The Distribution segment sales increased $41,541,000 (21%) in the first half of Fiscal 1996 compared to the same period in Fiscal 1995. A strengthening oil and gas market within the Company's Distribution territory contributed to the sales improvement particularly among the Company's Detroit Diesel, EMD and Waukesha product lines.

The Engineered Power Systems (EPS) segment sales was the primary contributor to the Company's sales decline, decreasing $116,456,000 (36%) for the first half of Fiscal 1996 compared to the same period in Fiscal 1995. The sales decrease in the EPS segment is attributed to the gas turbine product line which produced $154,745,000 in sales during the first half of Fiscal 1996 compared to $279,966,000 for the same period in Fiscal 1995. Turbine-driven equipment sales decreased $142,532,000 (67%) compared to the first six months of Fiscal 1995. Such decrease was partially offset by the gas turbine product support group (consisting of the servicing of customers' equipment and the long-term contracting for the operation and maintenance of the customers' power plants) which contributed increased sales of $17,311,000 (26%) in the first half of Fiscal 1996 compared to the same period in Fiscal 1995.

The Tactical Vehicle Systems (TVS) segment sales decreased $71,135,000 (78%) for the first half of Fiscal 1996 compared to the same period in Fiscal 1995. The decrease in TVS segment sales reflects the decrease in truck production under the "Family of Medium Tactical Vehicles" (FMTV) contract during the first half of Fiscal 1996 due to the scheduled retrofit program of previously produced vehicles. See "Government Contract Status" below.

Sales for the second quarter of Fiscal 1996 decreased $79,114,000 (25%) to $240,726,000 compared to sales of $319,840,000 during the second quarter of Fiscal 1995. The Distribution segment sales increased $22,671,000 (23%) for the second quarter of Fiscal 1996 compared to the same period in Fiscal 1995. The EPS segment sales decreased $55,608,000 (35%) for the second quarter of Fiscal 1996 compared to the same period in Fiscal 1995. The TVS segment sales decreased $54,186,000 (90%) for the second quarter of Fiscal 1996 compared to the same period in Fiscal 1995.

The gross profit margin of 16.6% for the first half of Fiscal 1996 was comparable to the 16.2% gross profit margin for the same period in Fiscal 1995. Gross profit margins for the second quarter of Fiscal 1996 were 16.0% compared to 15.6% for the second quarter of Fiscal 1995. This increase in gross margin reflects the change in sales mix.

Selling and administrative expenses for the first half of Fiscal 1996 increased as a percentage of sales to 10.7% compared to 7.3% for the same period in Fiscal 1995, due to both the decrease in sales and to the increase in incurred expenses. Selling and administrative expenses increased 12% during the current year which included a onetime charge of approximately $900,000 related to settling a lawsuit as compared to the same period in Fiscal 1995. Exclusive of the onetime legal expense, selling and administrative expense grew about 10%, primarily in those business lines having sales growth.

Interest expense for the first half of Fiscal 1996 increased to $10,778,000, up from $6,100,000 for the same period in Fiscal 1995 due to an increase in outstanding debt. The additional borrowings were made in order to finance an increase by the EPS segment in inventory and an increase in recoverable costs and accrued profits not yet billed.


On July 25, 1996, a jury in Houston, Texas returned a $43,000,000 verdict against the Company in a case filed by Serv-Tech, Inc. for breach of a secrecy agreement. The Company's liability in connection with this matter was limited pursuant to a pretrial agreement between the Company and Serv-Tech. The Company recognized a pre-tax charge against earnings of $20,000,000 ($13,000,000 or $.39 per share after taxes) relating to this case in the second quarter of Fiscal 1996. The judgment based on this verdict was paid by the Company in September 1996.

A net loss of $974,000 ($.03 per share) was recorded for the six months ended July 31, 1996 as compared to earnings of $32,942,000 ($1.00 per share) for the six months ended July 31, 1995. Net earnings for the six months, excluding the litigation charge, would have been $12,026,000 or $.36 per share.

GOVERNMENT CONTRACTS STATUS

The FMTV contract is a firm fixed-price multi-year contract whereby the price paid to the Company is not subject to adjustment to reflect the Company's actual costs, except costs incurred as a result of actions or inactions of the government. The Company has completed approximately 3,000 of approximately 11,000 trucks. Initial Operational Test and Evaluation under the FMTV contract was completed in the third quarter of Fiscal 1995 and the Company received approval for full rate production and type classification of the FMTV on August 25, 1995.

Under the terms of the FMTV contract, all vehicles produced before the full rate production decision must be retrofitted with any changes required by test results or specification changes ordered by the government. The retrofit began during the fourth quarter of Fiscal 1995 and was substantially completed in the second quarter of 1996. Actual shipment of the vehicles to combat troops began in January 1996 at Ft. Bragg, North Carolina and full rate production commenced in late July 1996.

Revenues and profits realized on the FMTV contract are based on the Company's estimates of total contract sales value and costs at completion. Stewart & Stevenson has incurred significant cost overruns and delivery schedule delays on the FMTV contract which the Company believes are primarily due to the government's decision to delay the testing of trucks and other government directed changes to the contract. The Company has and will continue to submit a series of Requests for Equitable Adjustments, under the FMTV contract, seeking increases in the FMTV contract price for those additional costs that relate to government caused delays and changes. Amounts in excess of agreed upon contract price for government caused delays, disruptions, unpriced change orders and government caused additional contract costs are recognized in contract value when the Company believes it is probable that the claim for such amounts will result in additional contract revenue and the amount can be reasonably estimated.

At July 31, 1996, the Company's FMTV contract accounting position reflects the expected recovery of substantial amounts in excess of the contract price for government caused delays, disruptions, unpriced change orders and other government caused additional contract costs. These claims are in varying stages of negotiations. Although management believes that the FMTV contract provides a legal basis for the claims and that its estimates are based on reasonable assumptions and on a reasonable analysis of the contract costs, the ultimate profitability of the FMTV contract will depend not only on the accuracy of the Company's cost projections but also on the outcome of these claims and other contractual issues. Due to uncertainties inherent in the estimation and claim negotiation process, no assurances can be given that management's estimates will be accurate, and variances between such estimates and actual results could be material. If the Company is unable to recover a substantial portion of the additional costs, the Company may suffer a material adverse effect on its operations during the accounting period in which such FMTV contract issues are resolved.

The funding of the FMTV contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contract must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. The Company has received full funding for the production of approximately
7,364 vehicles through February 1997. Approximately 3,524 vehicles scheduled for production after that date have not been funded due to reductions in the U.S. Army's budget for acquisitions. The Company has entered into negotiations with the U.S. Army to modify the existing FMTV contract and on August 26, 1996, the Company received a modification of the FMTV contract that provides for the production of the 3,524 unfunded vehicles over a two year period ending December 1998. The modification provides a ceiling of approximately $107 million relating to the first year of the extension. However, this funding is a not to exceed amount for the first year of the extension and the funding for all years of the extension continues to be in negotiation. The Company is not able to predict whether funding for the change will be forthcoming on terms acceptable to the Company and production of vehicles may be interrupted in 1997. If the FMTV contract is terminated other than for default, the FMTV contract provides for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

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

If the Company is suspended or debarred, either because of a conviction pursuant to the indictment or as a result of a breach of the Interim Administrative Agreement, it would be ineligible to enter into new contracts or subcontracts with agencies of the U.S. Government or receive the benefit of federal assistance payments for the duration of such suspension or debarment. Any such suspension could prevent the Company from receiving a modification to the FMTV contract to fund additional vehicles or extend the delivery schedule of funded vehicles unless the Secretary of the Army finds a compelling need to enter into such modification. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank ("EXIM Bank"), Overseas Private Investment Corporation ("OPIC") and similar government agencies during a suspension or debarment. The Engineered Power Systems segment frequently sells equipment to customers that rely on financial commitments from EXIM and/or OPIC. Any such suspension or debarment could have a material adverse impact on the Company's financial condition and results of operations.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at July 31, 1996 and at the close of Fiscal 1995 were as follows:

__________________________________________________________________________________________________
                                                                   July 31            January 31
                                                                    1996                 1996
__________________________________________________________________________________________________
                                                                      (Dollars in millions)
Engineered Power Systems
  Equipment                                                    $    248.9             $    208.9
  Operations and Maintenance                                        310.7                  321.8
                                                             ______________         ______________
                                                               $    559.6             $    530.7

Distribution                                                         75.0                   50.9
Tactical Vehicle Systems                                            852.5                  862.7
                                                             ______________         ______________

Total                                                          $  1,487.1             $  1,444.3
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




CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment of $9,860,000 for the first half of Fiscal 1996 was comparable to $9,959,000 for the same period in Fiscal 1995. These amounts are consistent with the historical capital expenditure levels of the Company.

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

Long-term borrowings at July 31, 1996 increased from the end of Fiscal 1995. Upon completion of the $135,000,000 private placement discussed above, the Company elected to reduce the fully utilized $200,000,000 credit facility with commercial banks to $150,000,000 which was fully utilized at July 31, 1996. The Company has additional banking relationships which provide uncommitted borrowing arrangements. These short-term borrowings increased to $96,000,000 at July 31, 1996 from $65,000,000 at the end of Fiscal 1995.

The Company's borrowings, both short and long term, increased approximately $116,000,000 during the first six months of Fiscal 1996. This significant increase in borrowings was used primarily to fund the working capital needs of the Company. Borrowings during the third quarter of Fiscal 1996 will be affected by the payment of $20,000,000 to discharge the judgment in favor of Serv-Tech, Inc. See Results of Operations.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

See Note B to the Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on June 11, 1996. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld, and abstaining or not voting as to each matter. There were no broker non-votes as to any matter.

Election of Directors
                                                AGAINST OR
                                     FOR        WITHHELD
                                     ___        __________

Robert L. Hargrave                 27,788,932     242,938
Richard R. Stewart                 27,788,248     243,622
Orson C Clay                       27,881,598     150,272
Brian H. Rowe                      27,784,878     246,992

Ratification of Accountants

                                                AGAINST OR     ABSTAINED OR
                                     FOR        WITHHELD       NOT VOTED
                                     ___        __________     ____________

                                 27,994,730        15,352         21,788


Item 6. Exhibits and Reports on Form 8-K.

(a)    The following exhibits are filed as a part of this report pursuant to
       Item 601 of Regulation S-K.

        4 Note Purchase Agreement effective May 30, 1996, between Stewart & Stevenson Services, Inc. and the Purchasers named therein.

       27  Financial Data Schedule

(b)    No reports on Form 8-K were filed during the three months ended
       July 31, 1996.


                                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            STEWART & STEVENSON SERVICES, INC.




Date: September 12, 1996                   By:    /s/ Robert L. Hargrave
                                                  Robert L. Hargrave
                                                  Chief Executive Officer

EXHIBIT INDEX

 Exhibit Number and Description

       4 Note Purchase Agreement effective May 30, 1996, between Stewart & Stevenson Services, Inc. and the Purchasers named therein.

      27  Financial data schedule