Form 10-Q
period 1996-10-31
STEWART & STEVENSON SERVICES INC
filed 1996-12-13
CIK 94328

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

  (Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended October 31, 1996

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


Common Stock, Without Par Value              33,064,088 Shares
            (Class)                   (Outstanding at October 31, 1996)


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position -- October 31, 1996 and
  January 31, 1996.

Consolidated Condensed Statement of Earnings -- Nine Months and Three Months
  Ended October 31, 1996 and 1995.

Consolidated Condensed Statement of Cash Flows -- Nine Months Ended October
  31, 1996 and 1995.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands)
                                                                       October 31           January 31
                                                                          1996                 1996
                                                                    ________________     ________________
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and equivalent                                               $    7,977           $    6,325
   Accounts and notes receivable, net                                   202,637              196,548
   Recoverable costs and accrued profits
      not yet billed                                                    295,213              317,855
   Inventories:
      Engineered Power Systems                                          365,230              269,119
      Distribution                                                      153,697              145,179
      Excess of current cost over LIFO values                           (56,930)             (53,580)
                                                                    ________________     ________________
                                                                        461,997              360,718
   Other                                                                    847                  393
                                                                    ________________     ________________
      TOTAL CURRENT ASSETS                                              968,671              881,839

PROPERTY, PLANT AND EQUIPMENT                                           256,973              243,491
   Allowances for depreciation and
       amortization                                                    (134,051)            (116,436)
                                                                    ________________     ________________
                                                                        122,922              127,055
OTHER ASSETS                                                             35,784               31,689
                                                                    ________________     ________________
                                                                     $1,127,377           $1,040,583
                                                                    ================     ================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                     $  116,000           $   65,000
   Accounts payable                                                     106,833              134,562
   Billings on uncompleted contracts in
      excess of incurred costs                                            6,047               14,417
   Current income taxes                                                  57,422               68,650
   Other current liabilities                                             47,930               47,451
                                                                    ________________     ________________
      TOTAL CURRENT LIABILITIES                                         334,232              330,080

COMMITMENTS AND CONTINGENCIES (SEE NOTE B)

LONG-TERM DEBT                                                          295,717              210,800
DEFERRED INCOME TAXES                                                     6,243                6,794
ACCRUED POSTRETIREMENT BENEFITS                                          15,534               15,454
DEFERRED COMPENSATION                                                     5,477                5,540
SHAREHOLDERS' EQUITY
   Common Stock, without par value, 100,000,000
       shares authorized; 33,075,908 and 33,061,908
       shares issued at October 31, 1996 and January
       31, 1996, respectively, including 11,820
       shares held in treasury                                          163,718              163,409
   Retained earnings                                                    306,489              308,539
                                                                    ________________     ________________
                                                                        470,207              471,948
   Less cost of treasury stock                                              (33)                 (33)
                                                                    ________________     ________________
      TOTAL SHAREHOLDERS' EQUITY                                        470,174              471,915
                                                                    ________________     ________________
                                                                     $1,127,377           $1,040,583
                                                                    ================     ================

See accompanying notes to consolidated condensed financial statements.




STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)
                                                Nine Months Ended                  Three Months Ended
                                                   October 31                          October 31
                                        _________________________________   _________________________________
                                             1996              1995              1996              1995
                                        _______________   _______________   _______________   _______________
                                                   (Unaudited)                         (Unaudited)
Sales                                    $ 797,100         $ 932,641         $ 336,834          $ 323,779
Cost of sales                              677,788           786,193           294,136            275,822
                                        _______________   _______________   _______________   _______________
Gross profit                               119,312           146,448            42,698             47,957

Selling and administrative
 expenses                                   75,069            67,624            25,611             23,445
Interest expense                            17,625             9,642             6,847              3,542
Settlement of litigation                    20,000                 0                 0                  0
Other income, net                           (2,820)           (2,518)             (856)            (1,399)
                                        _______________   _______________   _______________   _______________
                                           109,874            74,748            31,602             25,588
                                        _______________   _______________   _______________   _______________

Earnings before income
 taxes                                       9,438            71,700            11,096             22,369
Income taxes                                 3,144            24,021             3,793              7,458
                                        _______________   _______________   _______________   _______________
Earnings of consolidated
 companies                                   6,294            47,679             7,303             14,911
Equity in net earnings (loss)
 of unconsolidated affiliates                  (79)              263              (114)                89
                                        _______________   _______________   _______________   _______________
Net earnings                             $   6,215         $  47,942         $   7,189          $  15,000
                                        ===============   ===============   ===============   ===============

Weighted average number
 of shares of Common Stock
 outstanding                                33,062            33,030            33,064             33,045
                                        ===============   ===============   ===============   ===============
Net earnings (loss) per share            $     .19         $    1.45         $     .22          $     .45
                                        ===============   ===============   ===============   ===============
Cash dividends per share                 $     .25         $     .23         $    .085          $     .08
                                        ===============   ===============   ===============   ===============

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                                                Nine Months Ended
                                                                                   October 31
                                                                   _______________________________________
                                                                         1996                  1995
                                                                   ________________       ________________
                                                                                (Unaudited)
Operating Activities
   Net earnings                                                     $    6,215            $   47,942
   Adjustments to reconcile net earnings to net cash
     used in operating activities:
       Accrued postretirement benefits                                      80                     0
       Depreciation and amortization                                    20,188                18,222
       Deferred income taxes, net                                         (551)                 (863)
       Change in operating assets and liabilities:
         Accounts and notes receivable, net                            ( 6,089)              ( 5,174)
         Recoverable costs and accrued profits not
          yet billed                                                    22,642               (75,563)
         Inventories                                                  (101,279)              (31,885)
         Accounts payable                                              (27,729)              (19,937)
         Billings on uncompleted contracts in excess
          of incurred costs                                             (8,370)               (1,003)
         Current income taxes                                          (11,228)               21,995
         Other current liabilities                                         461                (1,092)
         Other--principally long-term assets and
          liabilities                                                   (4,876)               (3,123)
                                                                   ________________       ________________
   Net Cash Used In Operating Activities                              (110,536)              (50,481)

Investing Activities
   Expenditures for property, plant and equipment                      (17,181)              (16,003)
   Disposal of property, plant and equipment                             1,390                   942
                                                                   ________________       ________________
   Net Cash Used In Investing Activities                               (15,791)              (15,061)

Financing Activities
   Additions to long-term borrowings                                   160,018                    71
   Payments on long-term borrowings                                    (75,083)                  (67)
   Net borrowings and payments on short-term
     notes payable                                                      51,000                73,000
   Dividends paid                                                       (8,265)               (7,600)
   Exercise of stock options                                               309                 1,259
                                                                   ________________       ________________
   Net Cash Provided By Financing Activities                           127,979                66,663
                                                                   ________________       ________________
Increase in cash and equivalents                                         1,652                 1,121
Cash and equivalents, February 1                                         6,325                 3,987
                                                                   ________________       ________________
Cash and equivalents, October 31                                    $    7,977             $    5,108
                                                                   ================       ================

Supplemental disclosure of cash flow information:
   Net cash paid during the period for:
     Interest payments                                              $   13,139            $    8,918
     Income tax payments                                            $   13,945            $    6,881


See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the nine months ended October 31, 1996 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 1997.

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

Net earnings (loss) per share of Common Stock are computed by dividing net earnings (loss) by the weighted average number of shares outstanding. Common Stock equivalents (outstanding options to purchase shares of Common Stock) are excluded from the computations as they are insignificant. The weighted average number of shares outstanding for the nine months ended October 31, 1996 includes 14,000 shares issued pursuant to exercise of stock options.

Note B--Commitments and Contingencies

On May 3, 1995, an indictment was returned by a federal Grand Jury in Houston, Texas, accusing the Company and four employees, including the Company's President, of one count of major fraud against the United States, four counts of false statements and one count of conspiracy to commit major fraud, make false statements and interfere with the administration of a foreign military sale. All of the counts arise from a 1987 subcontract to supply diesel generator sets for installation at long-range radar sites in Saudi Arabia (the "Peace Shield"). The indictment alleges that a former employee of the general contractor for the Peace Shield program, who later became a consultant to the Company, conspired with the Company and the other defendants to award the subcontract to the Company. The indictment also alleges that the government was defrauded out of approximately $5 million in connection with cost savings from a change order under the Peace Shield contract and that the Company made false statements relating to cost estimates in connection with such change order. The Company and each individual have denied all charges under the indictment and the case is pending in the United States District Court, Southern District of Texas, Houston Division. The Company is not able to make a reasonable estimate of the fines or penalties that could be imposed under the Federal Sentencing Guidelines in the event of a conviction under the indictment. Such fines and penalties could be substantial and adversely affect the Company's financial position and results of operations. If the Company or any of the individuals are convicted of any charges under the indictment, the Company could also be suspended or debarred from entering into new contracts or subcontracts with agencies of the U.S. Government or receiving the benefit of federal assistance payments for the duration of such suspension or debarment. Any such suspension could prevent the Company from receiving a modification to the Family of Medium Tactical Vehicle ("FMTV") contract that would fund additional vehicles or extend the delivery schedule of funded vehicles unless the Secretary of the Army finds a compelling need to enter into such modification. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank ("EXIM Bank"), Overseas Private Investment Corporation ("OPIC") and similar government agencies during a suspension or debarment.
The Engineered Power Systems segment frequently sells equipment to customers that rely on financial commitments from EXIM Bank and/or OPIC. Any such suspension or debarment could have a material adverse impact on the Company's financial condition and results of operations.

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

On May 16, 1995, C. Daniel Chill filed a purported class action suit in the United States District Court, Southern District of Texas, Houston Division, against the Company and three of its officers and directors on behalf of himself and all persons that purchased shares of Common Stock between May 2, 1994 and May 3, 1995. An amended complaint was filed on June 7, 1995. The suit alleged that the Company violated various sections of and rules under the Securities Exchange Act of 1934 and common law by disseminating material false and misleading information, failing to disclose material information and failing to correct earlier statements that were no longer true, all relating to the Peace Shield investigation and indictment. On September 27, 1996, a final judgment settling this litigation on terms that were not material to the Company was approved by the court. The Company reserved all costs incurred in connection with the settlement of this case in the second quarter of Fiscal 1996.

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

Item #2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements which are based on assumptions such as timing, volume and pricing of customers' orders. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those outlined in the forward-looking statements, including the risk of cancellation or adjustment of specific orders, termination of significant government programs, decrease in demand in the markets served, or lower-than-anticipated penetration of markets served.

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


                                               Nine Months Ended                   Three Months Ended
                                                    October 31                           October 31
                                      __________________________________   __________________________________
                                            1996               1995              1996               1995
                                      ________________   _______________   _______________    _______________
Sales                                      100.0%             100.0%            100.0%             100.0%
Cost of sales                               85.0               84.3              87.3               85.2
                                      ________________   _______________   _______________    _______________
Gross profit                                15.0               15.7              12.7               14.8

Selling and administrative
  expenses                                   9.4                7.3               7.6                7.2
Interest expense                             2.2                1.0               2.0                1.1
Settlement of litigation                     2.5                  0                 0                  0
Other income, net                            (.3)               (.3)              (.2)               (.4)
                                      ________________   _______________   _______________    _______________
                                            13.8                8.0               9.4                7.9
                                      ________________   _______________   _______________    _______________

Earnings (loss) before income
  taxes                                      1.2                7.7               3.3                6.9
Income taxes                                  .4                2.6               1.1                2.3
                                      ________________   _______________   _______________    _______________
Earnings (loss) of
  consolidated companies                      .8                5.1               2.2                4.6
Equity in net earnings of
  unconsolidated affiliates                   .0                 .0                .0                 .0
                                      ________________   _______________   _______________    _______________
Net earnings (loss)                           .8%               5.1%              2.2%               4.6%
                                      ================   ===============   ===============    ===============


Sales for the first nine months of the year ending January 31, 1997 ("Fiscal 1996") decreased 15% to $797,100,000 compared to sales of $932,641,000 for the same period of the year ended January 31, 1996 ("Fiscal 1995").

The Distribution segment's Fiscal 1996 sales increased $55,278,000 (18%) in the first nine months and $13,753,000 (12%) in the third quarter compared to the comparable periods of Fiscal 1995. A strengthening oil and gas market served by the Company's Distribution territory contributed to these sales improvement, particularly among the Company's Detroit Diesel, EMD and Waukesha product lines.

The Tactical Vehicle Systems (TVS) segment sales decreased $64,310,000 (39%) for the first nine months of Fiscal 1996 compared to the same period in Fiscal 1995. The decrease in TVS segment sales reflects the decrease in truck production under the "Family of Medium Tactical Vehicles" (FMTV) contract during the first six months of Fiscal 1996 due to the scheduled retrofit program of previously produced vehicles. See "Government Contract Status" below. The TVS segment sales increased $6,825,000 (10%) for the third quarter compared to the same period in Fiscal 1995, reflecting the Company's resumption of truck production during the current year's third quarter.

The Engineered Power Systems (EPS) segment sales were the primary contributor to the Company's sales decline, decreasing $125,703,000 (27%) for the first nine months of Fiscal 1996 compared to the same period in Fiscal 1995. The sales decrease in the EPS segment is attributed to the gas turbine product line which produced $261,244,000 in sales during the first nine months of Fiscal 1996 compared to $393,936,000 for the same period in Fiscal 1995. Turbine-driven equipment sales decreased $156,902,000 (54%) compared to the first nine months of Fiscal 1995. This decrease was partially offset by the gas turbine product support group (consisting of the servicing of customers' equipment and the long-term contracting for the operation and maintenance of the customers' power plants) which contributed increased sales of $24,210,000 (23%) in the first nine months of Fiscal 1996 compared to the same period in Fiscal 1995. During the third quarter of Fiscal 1996 the EPS segment sales decreased $9,248,000 (7%) compared to the same period in Fiscal 1995 as discussed above.

The gross profit margin of 15.0% for the first nine months of Fiscal 1996 was comparable to the 15.7% gross profit margin for the same period in Fiscal 1995. Gross profit margins for the third quarter of Fiscal 1996 were 12.7% compared to 14.8% for the third quarter of Fiscal 1995. This decrease in gross profit margin reflects the decrease in turbine-driven equipment sales as well as decrease in the gross profit margin on these sales.

Selling and administrative expenses for the first nine months of Fiscal 1996 increased as a percentage of sales to 9.4% compared to 7.3% for the same period in Fiscal 1995, due to both the decrease in sales and the increase in incurred expenses. Selling and administrative expenses increased 11% during the current year which included a onetime charge of approximately $900,000 related to settling a lawsuit and substantial legal expenses related to the "Peace Shield" litigation. Exclusive of such legal expenses, selling and administrative expense grew about 8.2%, primarily in those business lines having sales growth.

Interest expense for the first nine months of Fiscal 1996 increased to $17,625,000, up from $9,642,000 for the same period in Fiscal 1995. Interest expense for the third quarter increased to $6,847,000 up from $3,542,000 for the same period in Fiscal 1995. The Company began increasing debt during the fourth quarter of Fiscal 1995 to finance an increase by the EPS segment in inventory and an increase in recoverable costs and accrued profits not yet billed.

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

Net earnings of $6,215,000 ($.19 per share) were recorded for the nine months ended October 31, 1996 as compared to earnings of $47,942,000 ($1.45 per share) for the nine months ended October 31, 1995. Net earnings for the nine months, excluding the litigation charge, would have been $19,215,000 or $.58 per share.

GOVERNMENT CONTRACT STATUS

The FMTV contract is a firm fixed-price multi-year contract whereby the price paid to the Company is not subject to adjustment to reflect the Company's actual costs, except costs incurred as a result of actions or inactions of the government. The Company has completed approximately 3,800 of approximately 11,000 trucks.

Revenues and profits realized on the FMTV contract are based on the Company's estimates of total contract sales value and costs at completion. Stewart & Stevenson has incurred significant cost overruns and delivery schedule delays on the FMTV contract which the Company believes are primarily due to the government's decision to delay the testing of trucks and other government directed changes to the contract. The Company has and will continue to submit a series of Requests for Equitable Adjustments or claims, under the FMTV contract, seeking increases in the FMTV contract price for those additional costs that relate to government caused delays and changes. Amounts in excess of agreed upon contract price for government caused delays, disruptions, unpriced change orders and government caused additional contract costs are recognized in contract value when the Company believes it is probable that the claim for such amounts will result in additional contract revenue and the amount can be reasonably estimated.

At October 31, 1996, the Company's FMTV contract accounting position reflects the expected recovery of substantial amounts in excess of the contract price for government caused delays, disruptions, unpriced change orders and other government caused additional contract costs. These claims are in varying stages of negotiations. Although management believes that the FMTV contract provides a legal basis for the claims and that its estimates are based on reasonable assumptions and on a reasonable analysis of the contract costs, the ultimate profitability of the FMTV contract will depend not only on the accuracy of the Company's cost projections but also on the outcome of these claims and other contractual issues. Due to uncertainties inherent in the estimation and claim negotiation process, no assurances can be given that management's estimates will be accurate, and variances between such estimates and actual results could be material. If the Company is unable to recover a substantial portion of the additional costs, previously recognized earnings may be overstated and the Company may suffer a material adverse effect on its operations during the accounting period in which such FMTV contract issues are resolved. Furthermore, future earnings may be recognized at reduced rates.

The funding of the FMTV contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contract must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. The Company has received full funding for the production of approximately
8,538 vehicles through May 1997. Approximately 2,620 vehicles scheduled for production after that date have not been funded due to reductions in the U.S. Army's budget for acquisitions. The Company completed negotiations with the U.S. Army to modify the existing FMTV contract on October 11, 1996 providing for the production of 7,364 vehicles over a three year period ending December 1998. The Company has requested Government Fiscal Year 1997 funding and expects that funding to be provided upon completion of a contract modification formalizing the above negotiations. Government Fiscal Year 1998 funding will not be available until October 1, 1997. If the FMTV contract is terminated other than for default, the FMTV contract provides for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

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

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at October 31, 1996 and at the close of Fiscal 1995 were as follows:

_________________________________________________________________________________________________
                                                                 October 31           January 31
                                                                    1996                 1996
_________________________________________________________________________________________________
                                                                      (Dollars in millions)
Engineered Power Systems
  Equipment                                                    $    310.8             $    208.9
  Operations and Maintenance                                        344.7                  321.8
                                                             ______________        ______________
                                                               $    655.5             $    530.7

Distribution                                                         77.8                   50.9
Tactical Vehicle Systems                                            919.0                  862.7
                                                             ______________        ______________

Total                                                          $  1,652.3             $  1,444.3
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

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment of $17,181,000 for the first nine months of Fiscal 1996 was comparable to $16,003,000 for the same period in Fiscal 1995. These amounts are consistent with the historical capital expenditure levels of the Company.


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

Long-term borrowings at October 31, 1996 increased from the end of Fiscal 1995. Upon completion of the $135,000,000 private placement discussed above, the Company elected to reduce the fully utilized $200,000,000 credit facility with commercial banks to $150,000,000 which was fully utilized at October 31, 1996. The Company has additional banking relationships which provide uncommitted borrowing arrangements. These short-term borrowings increased to $116,000,000 at October 31, 1996 from $65,000,000 at the end of Fiscal 1995.

The Company's borrowings, both short and long term, increased approximately $136,000,000 during the first nine months of Fiscal 1996. This significant increase in borrowings was used primarily to fund the working capital needs of the Company. Borrowings during the third quarter of Fiscal 1996 was affected by the payment of $20,000,000 to discharge the judgment in favor of Serv-Tech, Inc. See Results of Operations. With the increase in working capital requirements, the Company is considering options to convert a portion of its uncommitted credit arrangements to committed credit facilities.

In the event that any acquisition of additional operations, growth in existing operations, changes in inventory levels, accounts receivable or other working capital items create a need for working capital or capital expenditures in excess of existing committed lines of credit, the Company may seek to convert additional uncommitted borrowing arrangements to committed credit facilities or to issue additional equity securities. Management believes that the Company's current credit facilities including the options under consideration, are adequate to meet its foreseeable cash requirements.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

See Note B to the Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)    The following exhibits are filed as a part of this report pursuant to
       Item 601 of Regulation S-K.

       27  Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended October 31, 1996.


                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   STEWART & STEVENSON SERVICES, INC.




Date: December 12, 1996           By:  /s/ Robert L. Hargrave
                                      Robert L. Hargrave
                                      Chief Executive Officer
                                      Chief Financial Officer and Chief
                                      Accounting Officer

 Exhibit Number and Description

               27     Financial data schedule