Form 10-K
period 1997-01-31
STEWART & STEVENSON SERVICES INC
filed 1997-04-29
CIK 94328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1997 ("Fiscal 1996") or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting securities held by nonaffiliates as of February 28, 1997:

                                  $738,624,314

Number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1997:

     Common Stock, Without Par Value                33,120,460 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                    Part of Form 10-K
--------                                                    -----------------
Proxy Statement for the 1997 Annual Meeting of Shareholders        Part III


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

The Engineered Power Systems segment designs, engineers, services and markets engine-driven equipment principally utilizing diesel or gas turbine engines supplied by independent manufacturers. In addition, this segment offers operation and maintenance contracts for large gas turbine projects and petroleum production facilities. The Company's products include gas turbine generator sets for primary electrical power and diesel generator sets for primary, emergency or stand-by electrical power sources. Stewart & Stevenson is a leading packager of aeroderivative gas turbine engines for electrical power generation. A majority of the gas turbine engines used by the Company are manufactured by General Electric Corporation. The Company's engineered power systems and operations and maintenance services are marketed worldwide, particularly in developing countries where there has been growth in demand for electrical power. Stewart & Stevenson also participates in the development of molten carbonate fuel cells and hybrid photo-voltaic/recip systems.

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

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1996" commenced on February 1, 1996 and ended on January 31, 1997. Identifiable assets at the close of Fiscal 1996, 1995 and 1994 and net sales, operating profit and export sales for such fiscal years for the Company's business segments and sales to customers which exceed 10% of consolidated sales are presented under "Industry Segment Data" in the Notes to the Consolidated Financial Statements in Item 8 Part II.


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

Operations of the Engineered Power Systems segment accounted for approximately 40.2%, 50.9% and 56.5%, respectively, of consolidated sales during Fiscal 1996, 1995 and 1994.

Gas Turbine Driven Equipment. The Company packages gas turbine products based on turbine engines purchased from General Electric Corporation ("GE"), European Gas Turbines ("EGT") and the Garrett Corporation ("Garrett"). The table below lists the simple cycle capacity of generator sets based on each model of gas turbine engine regularly packaged by the Company.

                                                   Generator Set
                                                      Capacity
Engine Model                                        in Megawatts

GE LM6000 . . . . . . . . . . . . . .                    40.30 Mw
GE LM2500+. . . . . . . . . . . . . .                    27.60 Mw
GE LM2500 STIG. . . . . . . . . . . .                    26.50 Mw
GE LM2500 . . . . . . . . . . . . . .                    22.20 Mw
GE LM1600 . . . . . . . . . . . . . .                    13.40 Mw
EGT TEMPEST . . . . . . . . . . . . .                     7.49 Mw
EGT TORNADO . . . . . . . . . . . . .                     6.25 Mw
EGT TYPHOON . . . . . . . . . . . . .                     4.91 Mw


Gas turbine generator sets have a lower capital cost, higher efficiency and shorter lead times and are more environmentally acceptable than many alternative technologies. In addition, gas turbine generator sets may be used for the simultaneous production of electrical power and useful thermal energy ("cogeneration"). The gas turbine generator sets packaged by the Company in the 20 Mw to 42 Mw size incorporate GE gas turbine engines and are marketed primarily to independent power producers for prime power and cogeneration applications and to electrical utilities for base load capacity or additional capacity during peak demand periods. Generators in the 5 Mw to 20 Mw range are marketed to hospitals, hotels, office complexes and industrial facilities, both for prime power and cogeneration applications. Stewart & Stevenson's package design and full-load testing prior to shipment permit the complete installation and start-up of the Company's gas turbine generators in as little as 30 days after shipment and decrease both the time and expense required to build a complete electrical generation facility.

The Company assembles turbine-driven mechanical drive packages, including gas compressor sets, powered by GE and EGT gas turbine engines. The table below lists the output of each model of gas turbine engine offered by the Company for mechanical drive applications.

                                                    Output in
Engine Model                                     Shaft Horsepower

GE LM6000. . . . . . . . . . . . . .                    55,545 Shp
GE LM2500+ . . . . . . . . . . . . .                    37,000 Shp
GE LM2500. . . . . . . . . . . . . .                    31,235 Shp
GE LM1600+ . . . . . . . . . . . . .                    18,745 Shp
EGT TORNADO. . . . . . . . . . . . .                     8,900 Shp
EGT TYPHOON. . . . . . . . . . . . .                     6,500 Shp


Like the Company's turbine-driven generator sets, gas compression packages are designed to be easily and quickly installed at the customer's location and can be full-load tested at the Company's facility before shipment. Gas compressor sets are marketed to gas production and pipeline operators for both offshore and onshore installation.

Stewart & Stevenson offers the turnkey design, procurement and construction of power generation and compression facilities that incorporate turbine-driven generators, turbine-driven compressors and other equipment packaged by the Company. The balance of the equipment required for a complete facility and the installation and construction services are subcontracted by the Company and performed under the Company's supervision.

Stewart & Stevenson believes that the international market provides significant sale and lease opportunities for the Company's gas turbine products and construction services. The market for electrical power in developing countries is growing, and the Company's gas turbine generator sets are well suited for the requirements of developing countries; providing quick delivery, low initial capital costs and ease of installation in areas without significant existing electrical power infrastructure.

A majority of the Company's gas turbine sales are derived from packaging gas turbine engines manufactured by GE and EGT. The Company believes that its relationship with GE and EGT is good and will continue. Any interruption of these relationships, however, would adversely affect the Company.

Sales of gas turbine products accounted for approximately 16.7%, 30.5% and 40.1%, respectively, of consolidated sales in Fiscal 1996, 1995 and 1994.

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

In addition, Stewart & Stevenson offers parts and repair services for turbine-driven equipment and is authorized to perform complete overhaul services on certain GE and EGT gas turbine engines. Another turbine product manufactured by the Company is an exhaust flow enhancement device that is manufactured under license from Norlock Technologies, Inc. This new product improves power output and fuel efficiency and reduces exhaust gas turbulence.

Sales of Gas Turbine Product Support Services accounted for approximately 14.2%, 12.6% and 7.6%, respectively, of consolidated sales in Fiscal 1996, 1995 and 1994.

Other Power Systems. Stewart & Stevenson is a leading manufacturer of coil tubing units, well stimulation equipment and other diesel equipment for the oilfield service industries. Most of the Company's well stimulation equipment is manufactured according to the Company's proprietary designs and incorporates advanced microprocessor-based systems to automatically control the pressures, density and other characteristics of the high pressure fluids used to fracture oil-bearing formations. Other oilfield equipment includes blowout preventors and high pressure valves for the drilling and workover industry.

Stewart & Stevenson also manufactures a complete line of aircraft ground support equipment, including gate tractors, air-start units, ground power equipment and air conditioning systems.

Sales of other power systems and services accounted for approximately 9.2%, 7.8% and 8.8%, respectively, of consolidated sales in Fiscal 1996, 1995 and 1994.


DISTRIBUTION SEGMENT

Distribution Operations. Stewart & Stevenson markets various industrial equipment, components, replacement parts, accessories and other material supplied by independent manufacturers and provides in-shop and on-site repair services for diesel-driven equipment. The following table contains the name of each manufacturer with whom the Company presently maintains a distribution contract, a description of the products and territories covered thereby and the expiration date thereof.

                                                                                                        Expiration
Manufacturer                      Products                         Territories                             Date

Detroit Diesel Corporation        Heavy Duty High Speed            Texas, Colorado, New                     1998
("Detroit Diesel")                Diesel Engines                   Mexico, Wyoming, Nebraska,
                                                                   Louisiana, Mississippi,
                                                                   Alabama and Venezuela

Electro-Motive Division of        Heavy Duty Medium Speed          Texas, Colorado, New                     1998
General Motors Corporation        Diesel Engines                   Mexico, Nebraska,
("EMD")                                                            Oklahoma, Arkansas,
                                                                   Louisiana, Tennessee,
                                                                   Mississippi, Alabama,
                                                                   Mexico, Central America
                                                                   and most of South America

Allison Transmission              On- and Off-Highway              Texas, Colorado, New                     1997
Division of General Motors        Automatic Transmissions,         Mexico, Wyoming, Nebraska,
Corporation ("Allison")           Power Shift Transmissions        Louisiana, Mississippi,
                                  and Torque Converters            Alabama and Venezuela

Hyster Company                    Material Handling Equipment      Texas                                     *

John Deere Industrial             Construction, Utility and        Southeast Texas and Wyoming               *
Equipment Company                 Forestry Equipment

Thermo King Corporation           Transport Refrigeration          Southeast Texas and                      1999
                                  Equipment                        Southern Louisiana

Waukesha Engine Division of       Natural Gas Industrial           Colorado, Montana, North                 1997
Dresser Industries, Inc.          Engines                          Dakota, Oklahoma, Wyoming,
                                                                   New Mexico, Utah, Oregon,
                                                                   Hawaii, Kansas, Arizona,
                                                                   California, Washington and
                                                                   Nevada

KHD - Deutz Corporation           Diesel Engines                   Colorado, Wyoming,                       1997
                                                                   Arizona, New Mexico,
                                                                   Washington and Alaska
------------------------

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

Manufacturing Operations. The Distribution segment also manufactures and sells generator sets and mechanical drive packages using reciprocating engines fueled with diesel, natural gas, or both. Generator sets range in size from 20 kw to 12,700 kw and are based on engines supplied by companies with whom the Distribution segment has a distributor or packaging agreement. The Company undertakes the selection of the appropriate engine and generator based on the intended application and fabricates the completed package according to a design developed specifically to fit the needs of the customer. Reciprocating engine-driven generator sets are marketed by the Company as both standby power sources for emergency use and as prime power sources to supply electricity at remote locations.

In addition to reciprocating engine-driven power systems, the Distribution segment manufactures and sells snow removal equipment and wheel chair lifts. Some products manufactured by the Distribution segment are based upon proprietary designs owned by the Company and others are based upon designs owned by others and licensed to the Company.

Operations of the Distribution segment accounted for approximately 42.8%, 33.7% and 30.4%, respectively, of consolidated sales during Fiscal 1996, 1995 and 1994. The Distribution segment's marketing units regularly sell certain products manufactured by the Engineered Power Systems segment and also sell to military and airline users. In both cases, such sales are included in the Distribution segment.


TACTICAL VEHICLE SYSTEMS SEGMENT

In October 1991, the United States Department of Defense selected Stewart & Stevenson to manufacture the next generation of medium tactical vehicles (the "Family of Medium Tactical Vehicles" or "FMTV") for the U.S. Army and awarded the Company contracts for the production of 2 1/2-ton and 5-ton trucks, spare parts and logistical support. The Family of Medium Tactical Vehicles is the U.S. Army's next generation of basic transportation vehicle for personnel and materials. As such, the FMTV is produced in several variants to carry troops and cargo, including cargo beds, vans, troop carriers, wreckers, dump trucks and tractors. In addition, several of the vehicles are specially configured for airdrop operation. Although more than ten configurations of the FMTV are being produced, a high degree of common components is incorporated in the Stewart & Stevenson design.

The Company also sells the FMTV to other government contractors as a platform for installation of weapons systems and other equipment which is then resold to the Armed Forces. Stewart & Stevenson believes that there will be opportunities to sell additional vehicles to the U.S. Army, to other branches of the U.S. Armed Forces and to the armed forces of foreign countries. The FMTV contracts allow for such sales, and the Company's facility has the capacity to produce vehicles for those additional sales.

Operations of the Tactical Vehicle Systems segment accounted for approximately 16.9%, 15.3%, and 13.0%, respectively, of consolidated sales in Fiscal 1996, 1995 and 1994.


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

The Engineered Power Systems segment competes with various entities, including certain suppliers of major components, for the sale of its products. Manufacturers of gas turbine generator sets in the 20-42 Mw size include General Electric Corporation, Ruston Gas Turbines Ltd., Seimens, Westinghouse and ABB Energy Services, Inc., a subsidiary of Asea Brown Boveri. Competition in the market for the other products manufactured, and services provided, by the Engineered Power Systems segment is highly diversified with no single competitor participating in all of the markets of the Company.

The Distribution segment competes with distributors for other manufacturers in the sale of original equipment, with the manufacturers and distributors of non-original equipment parts for the sale of spare parts and with independent repair shops for in-shop and on-site repair services.

The Tactical Vehicle Systems segment competes with domestic companies for incremental sales to the U.S. Armed Forces. Both domestic and foreign suppliers compete for the sale of vehicles to foreign governments. The Company's foreign competitors include Daimler-Benz, Steyr, and other vehicle manufacturers that have greater international recognition as vehicle manufacturers.


INTERNATIONAL OPERATIONS


International sales are subject to the risks of international political and economic changes, such as changes in foreign governmental policies, currency exchange rates and inflation. Generally, the Company accepts payments only in United States Dollars and makes most sales to customers outside the United States against letters of credit drawn on established international banks, thereby limiting the Company's exposure to the effects of exchange rate fluctuations and customer credit risks. In the limited circumstances in which the Company has entered into contracts in foreign currencies, it has hedged its exposure to fluctuations in such currencies. The profit margin on export sales is not materially different from that on domestic sales of the same or similar products with the same or similar delivery requirements.

The performance of operation and maintenance contracts in some countries could be disrupted by political unrest, terrorist activity or government action. The Company believes that any such disruption would be temporary.

UNFILLED ORDERS

Stewart & Stevenson's unfilled orders consist of written purchase orders, letters of intent and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at the close of Fiscal 1996 and Fiscal 1995 were as follows:


                                    Estimated percentage
                                    to be recognized in          Fiscal                 Fiscal
                                    Fiscal 1997                  1996                   1995
                                    -----------                  ----                   ----
                                                                    (Dollars in millions)

Engineered Power Systems
  Equipment                             70%                       $324.0                $208.9
  Operations and Maintenance            27%                        296.7                 321.8
                                                            -----------------    ------------------
                                                                   620.7                 530.7
Distribution                           100%                         92.2                  50.9
Tactical Vehicle Systems                51%                        817.3                 862.7
                                                            -----------------    ------------------
Total                                   53%                     $1,530.2              $1,444.3
                                                            =================    ==================


Although no assurance can be given, the Company expects sales of the Engineered Power Systems segment to continue to be weighted in favor of turbine-driven equipment based on the number of unfilled orders for these units, the number of proposals that are presently outstanding and the current worldwide need for additional electrical generating and gas compression capacity.

Unfilled orders of the Tactical Vehicle Systems segment consists principally of the contracts awarded in October 1991 by the United States Department of the Army to manufacture medium tactical vehicles, and options under the FMTV contract that have been exercised by the U.S. Army to purchase additional vehicles.

EMPLOYEES

At March 1, 1997, the Company employed approximately 4,879 persons. The Company considers its employee relations to be satisfactory.

Item 2.  Properties.

The Company maintains its corporate and executive offices at 2707 North Loop West, Houston, Texas. The corporate office, which includes the executive offices, the national sales offices for the Engineered Power Systems segment and administrative offices for the Distribution segment, occupies about 133,000 square feet of space leased from a limited partnership in which the Company owns an 80% limited partnership interest.

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

Activities of the Distribution segment are coordinated from Houston, where the Company owns 293,000 square feet of space at three locations devoted to equipment and parts sales and service. To service its distribution territory (See "Item 1. Business -- Distribution Segment"), Stewart & Stevenson maintains Company-operated facilities occupying 523,000 square feet of owned space and 357,000 square feet of leased space in 25 cities in Texas, Louisiana, Colorado, New Mexico, Wyoming, Utah, North Dakota, Kansas, Washington and California.

The Tactical Vehicle Systems segment is located in a 500,000 square foot Company-owned facility near Houston, Texas. The Tactical Vehicle Systems segment also leases 171,000 square feet of warehousing facilities in Houston, Texas.

The Company considers all property owned or leased by it to be well maintained, adequately insured and suitable for its purposes.

Item 3.  Legal Proceedings.

The Company is a defendant in a federal criminal matter and certain related civil litigation arising from a 1987 subcontract to supply diesel generators to the Kingdom of Saudi Arabia. See Note 5 to the Consolidated Financial Statements which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol: SSSS. There were 760 shareholders of record as of February 28, 1997. The following table sets forth the high and low sales prices relating to the Company's Common Stock and the dividends declared by the Company in each quarterly period within the last two fiscal years.


                                              Fiscal                                           Fiscal
                                               1996                                             1995
                           ---------------------------------------------    ---------------------------------------------

                                High           Low          Dividend             High           Low          Dividend
First Quarter                 $29 3/4        $23 1/4         $0.080           $40 1/2        $28 3/4         $0.07
Second Quarter                 30 1/2         19 3/4          0.085            41 1/4         32 3/4          0.08
Third Quarter                  23 3/4         19 5/8          0.085            38 3/4         21 1/2          0.08
Fourth Quarter                 29 1/4         21              0.085            26 1/2         21 7/8          0.08


Item 6. Selected Financial Data.

The Selected Financial Data set forth below should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Stewart & Stevenson Services, Inc.
CONSOLIDATED FINANCIAL REVIEW



--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------- ---------------- ----------------- -------------- ------------- ------------
(Dollars in thousands, except per share data)                Fiscal            Fiscal         Fiscal        Fiscal       Fiscal
                                                               1996              1995           1994          1993         1992
--------------------------------------------------- ---------------- ----------------- -------------- ------------- ------------


Financial Data:
Sales                                                    $1,187,161        $1,233,981     $1,138,336      $981,892     $812,526
Earnings before income taxes
  and accounting change (a)                                  25,575            91,908        102,852        85,301       64,376
Earnings before accounting change (a)                        16,851            61,803         67,558        56,780       43,958
Net earnings (a)                                             16,851            61,803         67,558        56,780       34,658
Total assets                                              1,145,285         1,040,583        875,616       692,624      573,348
Short-Term Debt (including current portion
  of Long-Term Debt)                                         29,100            66,100         43,344         7,219        3,252
Long-Term Debt                                              319,700           210,800        116,900        68,000       44,451

Per Share Data:
Earnings before accounting change (a)                           .51              1.87           2.05          1.73         1.35
Net earnings (a)                                                .51              1.87           2.05          1.73         1.06
Cash dividends declared                                       0.335              0.31           0.27          0.23         0.19


---------------------------------------------------------------------------------------------------------------------------


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

SUMMARY TABLES

The following table sets forth for the periods indicated (i) percentages which certain items reflected in the Company's Consolidated Statements of Earnings bear to consolidated sales of the Company and (ii) the percentage increase (decrease) of such items as compared to the indicated prior period:



                                                         Relationship to
                                                        Consolidated Sales                                Growth Rate
---------------------------------------- -------------------------------------------------- ---------------------------------


                                                  Fiscal           Fiscal           Fiscal                   Fiscal
                                                    1996             1995             1994        1995-1996        1994-1995
---------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------

Sales                                             100.0%           100.0%           100.0%           (3.8)%             8.4%
Cost of sales                                       86.0             84.4             84.0           (2.0)              8.9

                                         ---------------- ---------------- ----------------

Gross profit                                        14.0             15.6             16.0           (13.7)              5.8
Selling and administrative expenses                  8.5              7.5              6.6              9.6             22.0
Interest expense                                     2.0              1.1               .6             73.7            102.2
Settlement of litigation                             1.7                0                0              N/A              N/A
Other income, net                                   (.3)             (.4)             (.2)           (20.0)             85.0

                                         ---------------- ---------------- ----------------
                                                    11.9              8.2              7.0             39.6             26.9
Earnings before income taxes                         2.1              7.4              9.0           (72.2)           (10.6)
Income taxes                                          .7              2.5              3.0           (72.2)           (11.2)
                                         ---------------- ---------------- ----------------
Earnings of consolidated
 companies                                           1.4              4.9              6.0           (72.2)           (10.4)
Equity in net earnings (losses)of
 unconsolidated affiliates                             0               .1             (.1)          (136.4)            172.4
                                         ---------------- ---------------- ----------------


Net Earnings                                        1.4%             5.0%             5.9%           (72.7)            (8.5)
                                         ================ ================ ================



The following tables present both the contribution to sales and operational profit from each of the Company's business segments, as well as the growth rate year to year achieved by these segments.



Business Segment Highlights
   -------------------------------------------------------------------------------------------------------------------------
   (Dollars in thousands)
   -------------------------------------------------------------------------------------------------------------------------
                                                             Sales                                       Growth Rate


                            ------------------------------------------------------------------------------------------------
                                       Fiscal                  Fiscal                  Fiscal               Fiscal
                                        1996                    1995                    1994       1995-1996      1994-1995
                            -------------------------------------------------------------------------------------------------

Engineered Power Systems           $476,680   40%         $627,702   51%         $642,804   57%       -24%          -2%
Distribution                        508,305   43           416,229   34           346,564   30        +22          +20
Tactical Vehicle Systems            200,916   17           189,009   15           147,920   13         +6          +28
Corporate Services                    1,260    -             1,041    -             1,048    -        +21           -1
                            ========================================================================
                                 $1,187,161   100%      $1,233,981  100%        $1,138,336  100%       -4           +8
                            ========================================================================





                                                       Operating Profit                                  Growth Rate


                            ------------------------------------------------------------------------------------------------
                                       Fiscal           Fiscal                  Fiscal                Fiscal
                                        1996             1995                    1994        1995-1996      1994-1995

-----------------------------------------------------------------------------------------------------------------------------

Engineered Power Systems            $33,538     43%     $73,449    65%          $82,395   71%    -54%        -11%
Distribution                         33,143     42       30,130    27             24,015  21     +10         +25
Tactical Vehicle Systems             10,823     14        9,703     8              8,782   8     +12         +10
Corporate Services                      528      1          292     -                376   -     +81         -22
                            ===================================================================
                                    $78,032    100%     $113,574   100%         $115,568  100%   -31          -2
                            ===================================================================





                              Operating Profit as a Percentage of Sales
                              ------------------------------------------------------------------------
                                      Fiscal                   Fiscal                  Fiscal
                                       1996                     1995                    1994
----------------------------- ------------------------ ----------------------- -----------------------

Engineered Power Systems                7.0%                    11.7%                   12.8%
Distribution                            6.5                      7.2                     6.9
Tactical Vehicle Systems                5.4                      5.1                     5.9
Corporate Services                     41.9                     28.1                    35.9
Consolidated                            6.6                      9.2                    10.2




RESULTS OF OPERATIONS

Fiscal 1996 vs. Fiscal 1995

Sales for Fiscal 1996 decreased 4% to $1.187 billion compared to sales of $1.234 billion for Fiscal 1995. The Company's international sales decreased 20% to $305 million in Fiscal 1996 as compared to $382 million in Fiscal 1995, representing 26% and 30% of consolidated sales for Fiscal 1996 and 1995, respectively.

The Distribution segment was the primary growth contributor to the Company's sales with an increase in sales of $92 million (22%) in Fiscal 1996 compared to Fiscal 1995. A strengthening oil and gas market served by the Company's Distribution territory contributed to these sales improvements, particularly among the Company's Detroit Diesel, EMD and Waukesha product lines.

The Tactical Vehicle Systems (TVS) segment sales increased $12 million (6%) during Fiscal 1996 as compared to Fiscal 1995. The increase in TVS sales reflects the increase in truck production under the "Family of Medium Tactical Vehicles" (FMTV) contract to 1,764 trucks in Fiscal 1996 as compared to 1,560 trucks in Fiscal 1995.

The Engineered Power Systems (EPS) segment sales were the primary contributor to the Company's sales decline, decreasing $151 million (24%) in Fiscal 1996 as compared to Fiscal 1995. During Fiscal 1996, the EPS segment saw a continuation of the very weak domestic market for its gas turbine electrical power generation equipment, as well as a very competitive international market place. Incoming domestic orders, which declined significantly in Fiscal 1995, were non existent in Fiscal 1996. The international market activity, although encouraging, did not produce a level of new orders adequate to offset the lost revenue and profits from the domestic market. This decrease was partially offset by the gas turbine product support group (consisting of the servicing of customer's equipment and the long-term contracting for the operation and maintenance of the customer's power plants) which increased sales $16 million (10%) in Fiscal 1996 as compared to Fiscal 1995. Airline and petroleum equipment experienced increased sales of $12 million (40%) and $6 million (11%), respectively, in Fiscal 1996 as compared to Fiscal 1995.

Operating profit decreased approximately 31% during Fiscal 1996 to $78 million as compared to $114 million in Fiscal 1995. The decrease in gross profit margin reflects both the decrease in turbine-driven equipment sales as well as decrease in the gross profit margin on these gas turbine-driven equipment sales.

Fiscal 1995 vs. Fiscal 1994

Sales for Fiscal 1995 increased 8% to $1.234 billion compared to sales of $1.138 billion for Fiscal 1994. The Company's international sales increased 27% to $382 million in Fiscal 1995 as compared to $301 million in Fiscal 1994, representing 30% and 26% of consolidated sales for Fiscal 1995 and 1994, respectively.

The Distribution segment was the primary contributor to the Company's sales growth with an increase in sales of $70 million (20%) in Fiscal 1995 compared to Fiscal 1994. This increase is primarily attributable to the acquisition of substantially all of the assets of Power Application & Mfg., Co. ("PAMCO"), a Waukesha distributor for the Western United States, during the fourth quarter of Fiscal 1994. The distribution of product lines acquired from PAMCO contributed sales of $49 million in Fiscal 1995 compared to $5 million in Fiscal 1994. Excluding sales relating to the PAMCO acquisition, the Distribution segment's sales increased 7% in Fiscal 1995 over Fiscal 1994 reflecting the continued economic growth in the territories serviced by the Company.

The Tactical Vehicle Systems segment sales increased $41 million (28%) during Fiscal 1995 as compared to Fiscal 1994. The increase in TVS sales reflects the increase in truck production under the FMTV contract to 1,560 trucks in Fiscal 1995 as compared to 1,130 trucks in Fiscal 1994. Although sales increased for the current fiscal year, the increase was less than anticipated. Sales for the year were adversely affected by the deployment of certain U.S. Army personnel to Haiti in Fiscal 1994 which delayed the completion of testing and certification of the FMTV program for high volume production until the fourth quarter of Fiscal 1995.

The Engineered Power Systems segment of the Company experienced a 2% decrease in sales in Fiscal 1995. This decline in EPS sales was primarily within the Gas Turbine equipment product lines which experienced sharply reduced domestic activity, reflecting the U.S. utility market's response to deregulation proposals, and delays in contract awards in the international markets. Gas Turbine product support sales, consisting of the servicing of customers' equipment and the long-term contracting for operation and maintenance of power plants, continued to grow with Fiscal 1995 sales increasing more than 10% above Fiscal 1994.

Operating profit decreased by approximately 2% during Fiscal 1995 to $114 million as compared to $116 million in Fiscal 1994. Both the Distribution and the Tactical Vehicle Systems segments' operating profits increased at a rate comparable to the growth in sales volumes. The Engineered Power Systems segment's operating profit of 11.7% in Fiscal 1995 declined from 12.8% in Fiscal 1994. This decline is primarily related to lower profits realized on the sale of certain compression equipment during Fiscal 1995, and to increased market competitiveness.


Net Period Expenses

--------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)                                                                             Percentage Change
                                                          Fiscal        Fiscal        Fiscal             Fiscal
                                                            1996          1995          1994       1995-1996 1994-1995
--------------------------------------------------- ------------- ------------- ------------- ------------------------------


Selling and administrative expenses                     $100,624       $91,814       $75,249       +10%          +22%
Interest expense                                          24,113        13,884         6,865       +74          +102
Settlement of litigation                                  20,000                                   N/A           N/A
                                                                             0             0
Other income, net                                        (3,742)       (4,676)       (2,528)       -20           +85
                                                    ============= ============= =============
                                                        $140,995      $101,022       $79,586       +40           +27
                                                    ============= ============= =============
                                                    ============= ============= =============
Net period expenses as a percentage of sales              11.9%          8.2%           7.0%
                                                    ============= ============= =============



Net period expenses increased significantly during Fiscal 1996, both in amount and in relation to sales, when compared to Fiscal 1995. Selling and administrative expenses increased primarily in those business lines having sales growth, in addition a one-time charge of approximately $900 thousand related to settling a lawsuit and substantial legal expenses related to the "Peace Shield" litigation are also included. Interest expense grew significantly in both Fiscal 1996 and 1995 reflecting the increased borrowings required to fund the Company's operations; primarily gas turbine inventories relating to international contracts that do not contain substantial progress payments and inventories of vehicles under the FMTV. The decrease in other income during Fiscal 1996 is primarily attributable to both decreased interest income and decreased gains on the disposal of real estate.

On July 25, 1996, a jury in Houston, Texas returned a $43 million verdict against the Company in a case filed by Serv-Tech, Inc. for breach of a secrecy agreement. The Company's liability in connection with this matter was limited pursuant to a pretrial agreement between the Company and Serv-Tech. The Company recognized a pre-tax charge against earnings of $20 million ($13 million or $.39 per share after taxes) relating to this case in the second quarter of Fiscal 1996. The judgment based on this verdict was paid by the Company in September 1996.



Net Earnings
-------------------------------------------------------------------------------------------- ----------------------------------
(Dollars in thousands)                                                                               Percentage Change

                                                          Fiscal        Fiscal        Fiscal              Fiscal
                                                            1996          1995          1994        1995-1996 1994-1995
---------------------------------------------------- ------------ ------------- ------------- --------------------------------


Amount                                                   $16,851       $61,803       $67,558            -73%         -9%


Percentage of sales                                         1.4%          5.0%          5.9%
                                                     ============ ============= =============



Fiscal 1996's net earnings decline from Fiscal 1995 primarily reflects the decrease in operational profits and the increase in net period expense. Income tax expense, relative to operational profits, was comparable for Fiscal 1996, 1995 and 1994.



FINANCIAL CONDITION

Working Capital
---------------------------------------------------------------------------------------------------------------------------
                                                                                                        Percentage Change
                                                                              Fiscal          Fiscal         Fiscal
(Dollars in thousands)                                                          1996            1995       1995 - 1996
---------------------------------------------------------------------------------------------------------------------------


Current Assets                                                              $974,128        $881,446            +11%
Current Liabilities                                                          320,559         330,080             -3%
                                                                       ==============  ==============
    Working Capital                                                          653,569         551,366            +19%
                                                                       ==============  ==============
Current Ratio                                                                 3.04:1          2.67:1
                                                                       ==============  ==============


Current assets increased $93 million from Fiscal 1995. This increase was primarily in accounts and notes receivable, which increased $41 million (+21%) and inventories which increased $40 million (+11%). The increase in accounts receivable reflects the significant increase (29%) in consolidated revenue during the fourth quarter of Fiscal 1996 compared to the same period a year ago. The growth in inventories, at a rate faster than annual revenue growth, can be attributed to the Engineered Power Systems' procurement and manufacturing activities in anticipation of increased demand.

Current liabilities decreased $10 million from Fiscal 1995, with decreases primarily in notes payable of $37 million (-57%) and billings on uncompleted contracts in excess of incurred costs of $5 million (-35%), offset by an increase in accounts payable of $31 million (+23%).

The reduction in notes payable reflects the Company strategy of replacing a portion of notes payable with long-term debt. The decrease in billings on uncompleted contracts in excess of incurred costs was caused by the customer payment terms on uncompleted contracts which were more favorable to the customer at the end of Fiscal 1996 than at the end of Fiscal 1995.

INVESTMENTS

The Company's capital expenditures for plant, rental machines and other property were $25 million for Fiscal 1996, an increase of $2 million from Fiscal 1995. The increase reflects the Company's continuing investment in business units capable of rapid growth.

Depreciation and amortization totaled $26 million for Fiscal 1996, an increase of $2 million from Fiscal 1995. Additionally, the Company disposed of approximately $3 million of property during Fiscal 1996 versus disposals of $4 million during Fiscal 1995.

Investments and other assets were $48 million at the end of Fiscal 1996, an increase of $16 million from the end of Fiscal 1995. This increase is primarily comprised of an investment in an independent power producer operating in Argentina, as well as an increase in the non-current portion of notes receivable.


Company's Capital
------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                         Fiscal 1996                Fiscal 1995
                                                                          Amount      Percentage      Amount     Percentage
------------------------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                              $319,700      39%           $210,800     30%
Other Long-Term Liabilities                                                   25,791       3              27,788      4
Shareholders' Equity                                                         479,235      58             471,915      66
                                                                       =======================================================
                                                                            $824,726     100%           $710,503     100%
                                                                       =======================================================



Long-term debt increased $109 million during Fiscal 1996, reflecting the Company's strategy to reduce its dependence on short-term notes payable and to take advantage of relatively attractive long-term interest rates. Shareholders' equity increased $7 million during Fiscal 1996 primarily as a result of earnings retained after dividends.

LIQUIDITY

The Company's sources of liquidity include cash and equivalents, cash from operations, amounts available under credit facilities and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends and other financial commitments.

The following table summarizes the Company's cash flows from operating, investing and financing activities as prescribed by Generally Accepted Accounting Principles (GAAP), and reflected in the Consolidated Statement of Cash Flows.



Summarized Statement of Cash Flows
--------------------------------------------------------------------------------------- ------------- ------------- -------------
(Dollars in thousands)                                                                        Fiscal        Fiscal        Fiscal
                                                                                                1996          1995          1994
--------------------------------------------------------------------------------------- ------------- ------------- -------------


Net Cash Provided By (Used In):


         Operating Activities                                                              $(29,278)     $(86,142)     $(52,606)


         Investing Activities                                                               (30,284)      (19,600)      (29,007)


         Financing Activities                                                                 62,369       108,080        77,812


                                                                                        ============= ============= =============
                                                                                              $2,807        $2,338      $(3,801)
                                                                                        ============= ============= =============

Cash Used In Operating Activities
------------------------------------ --------------------------------------------------- ----------- ------------- --------------
(Dollars in thousands)                                                                       Fiscal        Fiscal         Fiscal
                                                                                               1996          1995           1994
------------------------------------ --------------------------------------------------- ----------- ------------- --------------
Net Earnings                                                                                 $16,851       $61,803      $67,558
Depreciation and amortization                                                                 26,263        24,732        23,954
Deferred income taxes, net                                                                   (1,667)       (1,244)         2,170
                                                                                        ------------- ------------- -------------
Funds from operations                                                                         41,447        85,291        93,682
Change in net operating assets and liabilities                                              (70,725)     (171,433)     (146,288)
                                                                                        ------------- ------------- -------------
Net cash (used in) operating activities                                                    $(29,278)     $(86,142)     $(52,606)
                                                                                        ============= ============= =============


Funds from operations decreased 51% during Fiscal 1996 versus a 9% decrease during Fiscal 1995, reflecting primarily the relative change in earnings each year. Working capital to support the operations of the Company fluctuates significantly depending on the progress payment streams of contracts in process. The Tactical Vehicle Systems segment is primarily funded by progress payments under government regulations which require that contractors retain a significant amount of the contract costs until government acceptance of the product. The Company regularly bids on commercial and government contracts, which if awarded to the Company, could significantly affect both working capital and capital expenditures needs.



Cash Used In Investing Activities
--------------------------------------------------------------------------------------- ------------- ------------- ------------
(Dollars in thousands)                                                                        Fiscal        Fiscal       Fiscal
                                                                                                1996          1995         1994
--------------------------------------------------------------------------------------- ------------- ------------- ------------


Expenditures for property, plant and equipment                                             $(25,038)     $(23,487)    $(33,379)
Investment (See Note 14)                                                                     (8,000)             0            0
Disposal of property, plant and equipment                                                      2,754         3,887        4,372
                                                                                        ------------- ------------- ------------
Net cash (used) in investing activities                                                    $(30,284)     $(19,600)    $(29,007)
                                                                                        ============= ============= ============


Net cash used in investing activities increased 55% during Fiscal 1996 versus a 32% decrease during Fiscal 1995. During Fiscal 1996, the Company made an investment in an independent power producer. Proceeds from asset sales decreased 29% in Fiscal 1996 as compared to an 11% decrease in Fiscal 1995. On April 12, 1997, the Company acquired ownership of Sierra Detroit Diesel Allison, Inc. from Outer Drive Holdings, Inc. The acquisition will broaden the Company's distribution territory for certain products.


Cash Provided From Financing Activities
--------------------------------------------------------------------------------------- ------------- ------------- ------------
(Dollars in thousands)                                                                        Fiscal        Fiscal       Fiscal
                                                                                                1996          1995         1994
--------------------------------------------------------------------------------------- ------------- ------------- ------------

Additions to long-term debt                                                                 $360,000      $200,071     $ 85,000
Payments on long-term debt                                                                 (251,100)     (106,100)     (36,975)
Net borrowings and payments on short-term notes payable                                     (37,000)        23,000       37,000
Dividends paid                                                                              (11,081)      (10,243)      (8,904)
Exercise of stock options                                                                      1,550         1,352        1,691


                                                                                        ------------- ------------- ------------
Net cash provided by financing activities                                                    $62,369      $108,080      $77,812
                                                                                        ============= ============= ============


Net cash provided from financing activities decreased 42% for Fiscal 1996 compared to a 39% increase for Fiscal 1995. During Fiscal 1996 the Company increased long-term debt $360.0 million while retiring $251.1 million in long-term debt. In addition to the increased long-term debt, financing cash inflows included the exercise of stock options totaling $1.55 million. Payment of cash dividends on common stock totaled $11.081 million.

On May 30, 1996, the Company completed a private placement of $135 million senior notes with an average maturity of 5 1/2 years. The notes are unsecured and were issued pursuant to an agreement containing a covenant which imposes a debt to total capitalization requirement. The notes will mature in three, five, seven and ten year increments with semi-annual interest payments at a weighted average life and coupon rate of 5 1/2 years and 7.01%, respectively. The proceeds from the sale of the notes were used to reduce other short-term outstanding indebtedness of the Company and for general corporate purposes. In the event that any acquisition of additional operations, growth in existing operations, changes in inventory levels, accounts receivable or other working capital items create a need for working capital or capital expenditures in excess of existing committed lines of credit, the Company may seek to convert uncommitted borrowing arrangements to committed credit facilities, to borrow under other long-term financing sources or to issue additional equity securities.

The amount of cash dividends increased 8% and 15% during Fiscal 1996 and 1995, respectively. Cash dividends represented 66%, 17% and 13% of net earnings before accounting change for Fiscal 1996, 1995 and 1994, respectively. The Board of Directors of the Company intends to consider the payment of dividends on a quarterly basis, commensurate with the Company's earnings and financial needs. The Company uses both funds from operations, along with borrowings, to pay dividends.


ACCOUNTING DEVELOPMENTS

In June 1996, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of this standard is not expected to impact the Company's consolidated results of operations, financial position or cash flow.

TACTICAL VEHICLE SYSTEMS' CONTRACT STATUS

Under the terms of the FMTV contract, approximately 2,936 vehicles produced before December 1995 were required to be retrofitted with any modifications required by test results or specification changes ordered by the U.S. government. This retrofit program was commenced during the fourth quarter of Fiscal 1995 and was substantially completed in the second quarter of Fiscal 1996. Full rate production of the FMTV commenced after the retrofit program was substantially completed and, as of January 31, 1997, the Company has completed approximately 4,750 of the 11,197 vehicles covered by the original contract plus options and additional requirements to date. During Fiscal 1996, the Company entered into a contract modification that extended the FMTV delivery schedule through December 1998 and reduced the annual product requirements. The total number of vehicles covered by the FMTV contract did not change.

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

Revenues and profits realized on the FMTV contract are based on the Company's estimates of total contract sales value and costs at completion. Amounts in excess of agreed upon contract price for government caused delays, disruptions, unpriced change orders and government caused additional contract costs are recognized in contract value when the Company believes it is probable that the claim for such amounts will result in additional contract revenue and the amount can be reasonably estimated. At January 31, 1997, the Company's FMTV contract accounting position reflects the expected recovery of substantial amounts in excess of the contract price for government caused delays, disruptions, unpriced change orders and other government caused additional contract costs. These claims are in varying stages of negotiation. Although management believes that the contract provides a legal basis for the claims and its estimates are based on reasonable assumptions and on a reasonable analysis of contract costs, due to uncertainties inherent in the estimation and claims negotiations process, no assurances can be given that its estimates will be accurate, and variances between such estimates and actual results could be material. In the event that the Company is unable to recover a substantial portion of the additional costs, the Company may suffer a material adverse effect on its earnings during the accounting period in which such contract issues are resolved.

The funding of the contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contracts must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. The Company has received full funding for the production of approximately 10,155 vehicles through August 1997. It is anticipated that the remaining 1,042 vehicles will be funded after October 1997 when the 1998 Government fiscal year funding is approved. If the FMTV contract is terminated other than for default, the FMTV contract provides for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

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

If the Company is suspended or debarred, either because of a conviction pursuant to the indictment or as a result of a breach of the Interim Administrative Agreement, it would be ineligible to enter into new contracts or subcontracts with agencies of the U.S. Government or receive the benefit of federal assistance payments for the duration of such suspension or debarment. Any such suspension could also prevent the Company from receiving future modifications to the FMTV contract unless the Secretary of the Army finds a compelling need to enter into such modification. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank ("EXIM Bank"), Overseas Private Investment Corporation ("OPIC") and similar government agencies during a suspension or debarment. The Engineered Power Systems segment frequently sells equipment to customers that rely on financial commitments from EXIM Bank and/or OPIC. Any such suspension or debarment could have a material adverse impact on the Company's future financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report contains forward-looking statements that are based on current expectations, estimates, and projections about the markets and industries in which the Company operates, management's beliefs and assumptions made by management. These forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future factors include increasing price and product/service competition by foreign and domestic competitors; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; reliance on large customers; technological, implementation and cost/financial risks in use of large, multi-year contracts; the cyclical nature of the markets served; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amount, at the times and on the terms required to support the Company's business; and the risk of cancellation or adjustments of specific orders and termination of significant government programs. These are representative of the future factors that could affect the outcome of forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, rates of inflation and currency exchange rate fluctuations and other future factors.


Item 8.  Financial Statements and Supplementary Data.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Stewart & Stevenson Services, Inc.

We have audited the accompanying consolidated statements of financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Houston, Texas
March 20, 1997




===========================================================================

===========================================================================



Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                         Fiscal               Fiscal
                                                                                 1996                 1995
-----------------------------------------------------------------------------------------------------------
Assets
Current Assets

     Cash and equivalents                                                      $9,132               $6,325
     Accounts and notes receivable, net                                       237,062              196,548
     Recoverable costs and accrued profits not yet billed                     326,952              317,855
     Inventories                                                              400,982              360,718
                                                                ----------------------  -------------------

          Total Current Assets                                                974,128              881,446
Property, Plant and Equipment, net                                            123,433              127,055
Investments and Other Assets                                                   47,724               32,082

                                                                ======================  ===================
                                                                           $1,145,285           $1,040,583
                                                                ======================  ===================
Liabilities and Shareholders' Equity
Current Liabilities
     Notes payable                                                            $28,000              $65,000
     Accounts payable                                                         165,999              134,562
     Accrued payrolls and incentives                                           22,008               22,450
     Billings on uncompleted contracts in excess of incurred                    9,354               14,417
     costs
     Current income taxes                                                      65,881               68,650
     Other accrued liabilities                                                 29,317               25,001
                                                                ----------------------  -------------------
          Total Current Liabilities                                           320,559              330,080
Commitments and Contingencies (See Note 5)
Long-Term Debt                                                                319,700              210,800
Deferred Income Taxes                                                           5,127                6,794
Accrued Postretirement Benefits                                                15,091               15,454
Deferred Compensation                                                           5,573                5,540
Shareholders' Equity
     Common Stock, without par value, 100,000,000 shares authorized at January
     31, 1997 and January 31, 1996, respectively; 33,132,280 and 33,061,908 shares issued at January 31, 1997 and 1996, respectively,
     including 11,820 shares held in treasury                                 164,959              163,409
     Retained earnings                                                        314,309              308,539
                                                                ----------------------  -------------------
                                                                              479,268              471,948
     Less cost of treasury stock                                                 (33)                 (33)
                                                                ----------------------  -------------------
          Total Shareholders' Equity                                          479,235              471,915
                                                                                        -------------------
                                                                ======================
                                                                           $1,145,285           $1,040,583
                                                                ======================  ===================

The accompanying notes are an integral part of the consolidated financial statements


Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS

  ------------------------------------------------------------------------------------------------------------------------
  (Dollars in thousands, except per share data)                                    Fiscal          Fiscal          Fiscal
                                                                                     1996            1995            1994
  ------------------------------------------------------------------------------------------------------------------------

  Sales                                                                        $1,187,161      $1,233,981      $1,138,336
  Cost of sales                                                                 1,020,591       1,041,051         955,898
                                                                            --------------  --------------  --------------
  Gross profit                                                                    166,570         192,930         182,438
                                                                            --------------  --------------  --------------


  Selling and administrative expenses                                             100,624          91,814          75,249
  Interest expense                                                                 24,113          13,884           6,865
  Settlement of litigation (See Note 2)                                            20,000               0               0
  Other income, net                                                               (3,742)         (4,676)         (2,528)

                                                                            --------------  --------------  --------------
                                                                                  140,995         101,022          79,586
                                                                            --------------  --------------  --------------

  Earnings before income taxes                                                     25,575          91,908         102,852
  Income taxes                                                                      8,520          30,665          34,520
                                                                            --------------  --------------  --------------

  Earnings of consolidated companies                                               17,055          61,243          68,332
  Equity in net earnings (losses) of unconsolidated affiliates                      (204)             560           (774)


                                                                            ==============  ==============  ==============
  Net earnings                                                                    $16,851         $61,803         $67,558
                                                                            ==============  ==============  ==============

  Weighted average number of shares of Common Stock outstanding                    33,068          33,035          32,973
                                                                            ==============  ==============  ==============

  Net earnings per share                                                             $.51           $1.87           $2.05
                                                                            ==============  ==============  ==============



The accompanying notes are an integral part of the consolidated financial statements



Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
 (Dollars in thousands)                                                    Common          Retained         Treasury
                                                                            Stock          Earnings                         Total
                                                                                                             Stock
----------------------------------------------------------------------------------------------------------------------------------
Balance at end of Fiscal 1993                                              $160,366         $198,325           $(33)       $358,658
  Net earnings                                                                                67,558                         67,558
  Cash dividends                                                                             (8,904)                        (8,904)
  Exercise of stock options                                                                                                   1,691
                                                                              1,691
                                                                       -------------    -------------   -------------   ----------
Balance at end of Fiscal 1994                                               162,057          256,979            (33)        419,003
  Net earnings                                                                                61,803                         61,803
  Cash dividends                                                                            (10,243)                       (10,243)
  Exercise of stock options                                                                                                   1,352
                                                                              1,352
                                                                       -------------    -------------   -------------   ----------
Balance at end of Fiscal 1995                                               163,409          308,539            (33)        471,915
  Net earnings                                                                                16,851                         16,851
  Cash dividends                                                                            (11,081)                       (11,081)
  Exercise of stock options                                                   1,550                                           1,550
                                                                       =============    =============   =============   ==========
Balance at end of Fiscal 1996                                              $164,959         $314,309           $(33)       $479,235
                                                                       =============    =============   =============   ==========


The accompanying notes are an integral part of the consolidated financial statements


Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                        Fiscal          Fiscal         Fiscal
                                                                                                1996            1995           1994
----------------------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net earnings                                                                               $16,851         $61,803        $67,558
  Adjustments to reconcile net earnings to net cash provided by (used in)
   operating activities:
   Accrued postretirement benefits                                                             (363)             202            224
   Depreciation and amortization                                                              26,263          24,732         23,954
   Deferred income taxes, net                                                                (1,667)                          2,170
                                                                                                             (1,244)
   Change in operating assets and liabilities:
      Accounts and notes receivable, net                                                    (40,514)         (9,734)       (39,522)
      Recoverable costs and accrued profits not yet billed                                   (9,097)        (90,388)      (111,599)
      Inventories                                                                           (40,264)        (64,851)       (26,262)
      Accounts payable                                                                        31,437        (29,912)         32,694
      Billings on uncompleted contracts in excess
        of incurred costs                                                                    (5,063)           3,133       (19,804)
      Current income taxes                                                                   (2,769)          26,410         14,309
      Other current liabilities                                                                3,874         (3,776)          6,644
      Other--principally long-term assets and liabilities                                    (7,966)         (2,517)        (2,972)
                                                                                        -------------   -------------   -----------
Net Cash Used in Operating Activities                                                       (29,278)        (86,142)       (52,606)

Investing Activities
  Expenditures for property, plant and equipment                                            (25,038)        (23,487)       (33,379)
  Investment (See Note 14)                                                                   (8,000)               0              0
  Disposal of property, plant and equipment                                                    2,754           3,887          4,372
                                                                                        -------------   -------------   -----------
    Net Cash Used in Investing Activities                                                   (30,284)        (19,600)       (29,007)

Financing Activities
  Additions to long-term debt                                                                360,000         200,071         85,000
  Payments on long-term debt                                                               (251,100)       (106,100)       (36,975)
  Net borrowings and payments on short-term notes payable                                   (37,000)          23,000         37,000
  Dividends paid                                                                            (11,081)        (10,243)        (8,904)
  Exercise of stock options                                                                    1,550           1,352          1,691
                                                                                        -------------   -------------   -----------
    Net Cash Provided by Financing Activities                                                 62,369         108,080         77,812
                                                                                        -------------   -------------   -----------
Increase (decrease) in cash and equivalents                                                    2,807           2,338        (3,801)
Cash and equivalents, beginning of fiscal year                                                 6,325           3,987          7,788
                                                                                        -------------   -------------   -----------
Cash and equivalents, end of fiscal year                                                      $9,132          $6,325         $3,987
                                                                                        =============   =============   ===========


The accompanying notes are an integral part of the consolidated financial statements


Stewart & Stevenson Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1: Summary of Principal Accounting Policies

Fiscal Year: The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1996" commenced on February 1, 1996 and ended on January 31, 1997.

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

Stock-Based Compensation: The Company will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Pro forma disclosure of the compensation expense determined under the fair-value provision of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" has been provided. (See Note 10)

Cash Equivalents: Interest-bearing deposits and other investments with original maturities of three months or less are considered cash equivalents.

Inventories: Inventories are generally stated at the lower of cost (using LIFO) or market (determined on the basis of estimated realizable values), less related customer deposits. Inventory costs include material, labor and overhead. The carrying values of these assets approximate their fair values.

Capitalized Interest: Interest costs associated with certain constructed assets are capitalized during the construction period. Capitalized interest in 1996 was $725 and was netted against interest expense in the consolidated statement of earnings. There was no capitalized interest in 1995 and 1994. Interest capitalized on assets constructed for customers will be included in cost of sales. Interest capitalized on assets developed for the Company's use will be amortized over the depreciable life of the related assets.

Contract Revenues and Costs: Revenues relating to contracts or contract changes that have not been completely priced, negotiated, documented, or funded are not recognized unless realization is considered probable. Generally, revenue is recognized when a product is shipped or accepted by the customer, except for certain Engineered Power Systems' products, where revenue is recognized using the percentage-of-completion method. The revenues of the Tactical Vehicle Systems segment are generally recognized under the units-of-production method, whereby sales and estimated average cost of the units to be produced under the Family of Medium Tactical Vehicle ("FMTV") contract are recognized as units are substantially completed. Profits expected to be realized on contracts are based on the Company's estimates of total sales value and costs at completion. Changes in estimates for sales, costs, and profits are recognized in the period which they are determinable using the cumulative catch-up method of accounting. In certain cases, the estimated sales values include amounts expected to be realized from contract adjustments or claims when recovery of such amounts are probable, subject to negotiations or legal proceedings. Any anticipated losses on contracts are charged in full to operations in the period in which they are determinable.

Depreciable Property: The Company depreciates property, plant and equipment over their estimated useful lives, using accelerated and straight-line methods. Expenditures for property, plant and equipment are capitalized and carried at cost. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred and replacements and betterments are capitalized.

Foreign Exchange Contracts: The Company occasionally enters into forward exchange contracts only as a hedge against certain economic exposures and not for speculative or trading purposes. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. As a result, they do not subject the Company to risk from exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged. The Company limits exposure to foreign currency fluctuations in its operations and maintenance contracts through provisions that generally require customer payments in U.S. dollars or other currency either corresponding to the currency in which the costs are incurred or otherwise having the customer assume currency rate risk.

Other Off-Balance Sheet Risks: The Company has entered into certain contracts whereby it has guaranteed the repayment of a customer's debt to third party lenders. (See Note 5)

Fair Value of Financial Instruments: The Company's financial instruments consist primarily of cash and equivalents, trade receivables, trade payables and debt instruments. The book values of cash and equivalents, trade receivables and trade payables are considered to be representative of their respective fair values. Generally, the Company's notes receivable and payable have interest rates which are tied to current market rates. The Company estimates that the book value of its financial instruments approximates market values.

Warranty Costs: Expected warranty and performance guarantee costs are accrued as revenue is recorded, based on historical experience and contract terms.

Net Earnings Per Share: Net earnings per share of Common Stock are computed by dividing net earnings by the weighted average number of shares outstanding. Common Stock equivalents (outstanding options to purchase shares of Common Stock) are excluded from the computations because they are insignificant and adjustments could be material to the Company's results of operations.

Use of Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications: The accompanying consolidated financial statements for Fiscal 1995 and 1994 contain certain reclassifications to conform with the presentation used in Fiscal 1996.

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

The Company markets its products and services throughout the world and is not dependent upon any single geographic region or single customer. Other than the U.S. Government, no single group or customer represents greater than 10% of consolidated sales. Export sales, including sales to domestic customers for export, for Fiscal 1996, 1995 and 1994 were $304,508, $382,452 and $301,885 respectively. Export sales to any single geographic region in Fiscal 1996, 1995 and 1994 were not material to consolidated sales.

During Fiscal 1996, a jury in Houston, Texas returned a $43,000 verdict against the Company in a case filed by Serv-Tech, Inc. for breach of a secrecy agreement. The Company's liability in connection with this matter was limited pursuant to a pretrial agreement between the Company and Serv-Tech. The Company recognized a pre-tax charge against earnings of $20,000 ($13,000 or $.39 per share after taxes) relating to this case in the second quarter of Fiscal 1996. The judgment based on this verdict was paid by the Company in September 1996.



Financial information relating to industry segments is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                    Operating       Identifiable           Capital
                                                      Sales            Profit             Assets      Expenditures    Depreciation
----------------------------------------------------------------------------------------------------------------------------------

Fiscal 1996
Engineered Power Systems                           $476,680           $33,538           $651,768            $9,877          $6,925
Distribution                                        508,305            33,143            290,011            13,119           7,699
Tactical Vehicle Systems                            200,916            10,823            185,211             1,422          10,746


Corporate Services                                    1,260               528             18,295               620             536
                                             ===============    ==============   ================   ===============   ============
Total                                            $1,187,161           $78,032         $1,145,285           $25,038         $25,906
                                             ===============    ==============   ================   ===============   ============

Fiscal 1995
Engineered Power Systems                           $627,702           $73,449           $601,690            $9,495          $6,230
Distribution                                        416,229            30,130            240,390            10,780           6,900
Tactical Vehicle Systems                            189,009             9,703            175,174             2,111          10,349
Corporate Services                                    1,041               292             23,329             1,101             926
                                             ===============    ==============   ===============    ==============    =============
Total                                            $1,233,981          $113,574         $1,040,583           $23,487         $24,405

                                             ===============    ==============   ================   ===============   ============

Fiscal 1994
Engineered Power Systems                           $642,804           $82,395           $478,354           $12,082          $6,759
Distribution                                        346,564            24,015            222,462            17,651           6,113
Tactical Vehicle Systems                            147,920             8,782            152,772             2,929           9,943
Corporate Services                                    1,048               376             22,028               717             805

                                             ===============    ==============   ================   ===============   ============
Total                                            $1,138,336          $115,568           $875,616           $33,379         $23,620
                                             ===============    ==============   ================   ===============   ============



A reconciliation of Operating profit to Earnings before income taxes is as follows:
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Fiscal             Fiscal            Fiscal
                                                                                         1996               1995              1994
----------------------------------------------------------------------------------------------------------------------------------

Operating profit                                                                     $ 78,032           $113,574          $115,568
Corporate expenses, net                                                               (8,344)            (7,782)           (5,851)
Interest expense                                                                     (24,113)           (13,884)           (6,865)
Settlement of litigation                                                             (20,000)                  0                 0
                                                                              ----------------   ----------------   --------------
Earnings before income taxes                                                          $25,575            $91,908          $102,852
                                                                              ================   ================   ==============



Note 3: Contracts in Process

Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts in process are classified as current assets, billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as current liabilities. Summarized below are the components of the amounts:


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Fiscal              Fiscal
                                                                                                          1996                1995
----------------------------------------------------------------------------------------------------------------------------------

Costs incurred on uncompleted contracts                                                             $1,008,332             $913,108
Accrued profits                                                                                         30,140               83,824
                                                                                                ---------------      --------------
                                                                                                    $1,038,472              996,932
Less:  Customer progress payments                                                                    (720,874)            (693,494)
                                                                                                ---------------      --------------
                                                                                                      $317,598             $303,438
                                                                                                ===============      ==============
Included in the statements of financial position:
       Recoverable costs and accrued profits not yet billed                                           $326,952             $317,855
       Billings on uncompleted contracts in excess of incurred costs                                   (9,354)             (14,417)
                                                                                                ===============      ==============
                                                                                                      $317,598             $303,438
                                                                                                ===============      ==============


Recoverable costs and accrued profits related to the Tactical Vehicle Systems segment include direct costs of manufacturing and engineering and allocable overhead costs. Generally, overhead costs include general and administrative expenses allowable in accordance with the United States Government contract cost principles and are charged to cost of sales at the time revenue is recognized. General and administrative costs remaining in recoverable costs and accrued profits not yet billed amounted to $33,943 and $26,640 at January 31, 1997 and 1996, respectively. The Company's total general and administrative expenses incurred amounted to $116,553, $103,999 and $86,292 in Fiscal 1996, 1995 and
1994, respectively.

The United States Government has a security interest in unbilled amounts associated with contracts that provide for progress payments.

In accordance with industry practice, recoverable costs and accrued profits not yet billed include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year.

Note 4: Inventories

Summarized below are the components of inventories:
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                             Fiscal
                                                                                                        Fiscal                 1995
                                                                                                          1996
----------------------------------------------------------------------------------------------------------------------------------

Engineered Power Systems                                                                              $308,027             $273,200
Customer deposits                                                                                      (1,081)              (4,081)
                                                                                                ---------------      --------------
  Total Engineered Power Systems                                                                       306,946              269,119
Distribution                                                                                           149,238              145,179
Excess of current cost over LIFO values                                                               (55,202)             (53,580)
                                                                                                ===============      ==============
  Total Inventories                                                                                   $400,982             $360,718
                                                                                                ===============      ==============



The Company's inventory classifications correspond to its industry segments. As a custom packager of power systems to customer specifications, the Engineered Power Systems segment's inventory consists primarily of work-in-process which includes purchased and manufactured components in various stages of assembly. The Engineered Power Systems segment's inventory at January 31, 1997 and 1996 includes approximately $19,139 and $19,022, respectively, of costs on a certain U.S. Government contract in excess of contractual authorization which will be billable upon either contractual amendment or approval of claims increasing contract funding. During Fiscal 1995, the Company recognized $3,500 of additional costs under such contract based upon preliminary settlement discussions. Management's position, supported by outside legal counsel which specializes in government procurement law, is that the Company will recover a substantial portion of the amount claimed which significantly exceeds the inventory carrying value. The Distribution segment's inventory consists primarily of industrial equipment, equipment under modification and parts held in the Company's distribution network for resale.

During Fiscal 1996, certain inventories were reduced. The reductions resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior fiscal years as compared with the cost of Fiscal 1996 purchases, the effect of which increased pre-tax earnings in Fiscal 1996 by approximately $4,047.

Note 5: Commitments and Contingencies

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled $40,889 at the close of Fiscal 1996.

On May 3, 1995, an indictment was returned by a federal Grand Jury in Houston, Texas, accusing the Company and four employees, including the Company's President, of one count of major fraud against the United States, four counts of false statements and one count of conspiracy to commit major fraud, make false statements and interfere with the administration of a foreign military sale. All of the counts arise from a 1987 subcontract to supply diesel generator sets for installation at long-range radar sites in Saudi Arabia (the "Peace Shield"). The indictment alleges that a former employee of the general contractor for the Peace Shield program, who later became a consultant to the Company, conspired with the Company and the other defendants to award the subcontract to the Company. The indictment also alleges that the government was defrauded out of approximately $5 million in connection with cost savings from a change order under the Peace Shield contract and that the Company made false statements relating to cost estimates in connection with such change order. The Company and each individual have denied all charges under the indictment and the case is pending in the United States District Court, Southern District of Texas, Houston Division. The Company is not able to make a reasonable estimate of the fines or penalties that could be imposed under the Federal Sentencing Guidelines in the event of a conviction under the indictment. Such fines and penalties could be substantial and adversely affect the Company's future financial position and results of operations. If the Company or any of the individuals are convicted of any charges under the indictment, the Company could also be suspended or debarred from entering into new contracts or subcontracts with agencies of the U.S. Government or receiving the benefit of federal assistance payments for the duration of such suspension or debarment. Any such suspension could prevent the Company from receiving future modifications to the Family of Medium Tactical Vehicle ("FMTV") contract unless the Secretary of the Army finds a compelling need to enter into such modification. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank ("EXIM Bank"), Overseas Private Investment Corporation ("OPIC") and similar government agencies during a suspension or debarment. The Engineered Power Systems segment frequently sells equipment to customers that rely on financial commitments from EXIM Bank and/or OPIC. Any such suspension or debarment could have a material adverse impact on the Company's financial condition and results of operations.

Also in connection with the Peace Shield contract, the Company has been advised that a former consultant of the Company filed a suit in the United States District Court, Southern District of Texas, Houston Division, for himself and the United States of America alleging that the Company supplied false information in violation of the False Claims Act (the "Act"), engaged in common law fraud and misapplied costs. Under the provisions of the Act, the suit has not been served upon the Company pending an investigation of the case by the U.S. Department of Justice and a determination as to whether the Department of Justice will intervene and pursue the matter on behalf of the United States. The suit alleges treble damages of $21 million plus unspecified penalties. Proceedings in this case have been stayed pending resolution of the criminal matter referred to above. The Company cannot predict the outcome of this action or the likelihood that substantial damages will result. However, the Company intends to vigorously defend this case if it is served upon the Company.

The Company is a defendant in a number of other lawsuits relating to contractual, product liability, personal injury and warranty matters and otherwise of the type normally incident to the Company's business. Management is of the opinion that a negative outcome in any such lawsuits will not have a material effect on the Company's financial position, results of operations and cash flows. The Company has not established any reserves or accruals for any potential liability that may be subsequently found in any of the foregoing cases.

The Company has provided certain guarantees in support of its customer's financing of purchases from the Company in the form of both residual value guarantees and debt guarantees. At the end of Fiscal 1996 the maximum exposure of the Company had in this regard was $48 million which will decrease annually. At the end of Fiscal 1995 the Company's exposure was nominal.

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

The Company's FMTV contract accounting position reflects the expected recovery of substantial amounts in excess of the contract price for government caused delays, disruptions, unpriced change orders and other government caused additional contract costs. These claims are in varying stages of negotiations. Although management believes that the FMTV contract provides a legal basis for the claims and that its estimates are based on reasonable assumptions and on a reasonable analysis of the contract costs, the ultimate profitability of the FMTV contract will depend not only on the accuracy of the Company's cost projections but also on the outcome of these claims and other contractual issues. Due to uncertainties inherent in the estimation and claim negotiation process, no assurances can be given that management's estimates will be accurate, and variances between such estimates and actual results could be material. If the Company is unable to recover a substantial portion of the additional costs, previously recognized earnings may be overstated and the Company may suffer a material adverse effect on its operations during the accounting period in which such FMTV contract issues are resolved and future earnings may be recognized at reduced rates.

The funding of the FMTV contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contract must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. The Company has received full funding for the production of approximately 10,155 vehicles through August 1997. Approximately 1,042 vehicles scheduled for production after that date have not been funded due to reductions in the U.S. Army's budget for acquisitions. Government Fiscal Year 1998 funding will not be available until after October 1, 1997. If the FMTV contract is terminated other than for default, the FMTV contract provides for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.


Note 7: Debt Arrangements

The Company has informal borrowing arrangements with banks which may be withdrawn at the banks' option. Borrowings under these credit arrangements are unsecured, are due within 90 days and bear interest at varying bid and negotiated rates. On January 31, 1997 and 1996, the amounts outstanding under these arrangements were $28,000 and $65,000, respectively, with a weighted average interest rate of 6.11% and 5.95%, respectively.


Long-Term Debt, which is generally unsecured, consists of the following:
----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Fiscal            Fiscal
                                                                                                     1996              1995
----------------------------------------------------------------------------------------------------------------------------

Notes payable to insurance company:
  -10.20%, principal due $1,000 annually to 1998                                                   $2,000            $3,000
Debt of consolidated limited partnership:
  -note payable to a bank, principal due monthly to 1998 (see note below)                           8,800             8,900
Revolving credit notes payable to banks (see note below)                                          175,000           200,000
Senior Notes
  6.72% principal due 1999                                                                         60,000                 0
  7.03% principal due 2001                                                                         20,000                 0
  7.29% principal due 2003                                                                         30,000                 0
  7.38% principal due 2006                                                                         25,000                 0
                                                                                          ----------------   ---------------
                                                                                                  320,800           211,900
Less current portion                                                                              (1,100)           (1,100)
                                                                                          ----------------   ---------------
Long-Term Debt                                                                                   $319,700          $210,800
                                                                                          ================   ===============


The Company has commitments of $225,000 from banks under revolving credit notes (subject to reduction at the Company's election) which mature on December 31, 2001. Under the terms of the revolving credit facility, the commitment fee on the daily average unused balance is based on the Company's debt to capitalization ratio with a maximum of 20 basis points per annum. Borrowings outstanding under the revolving credit notes bear interest at various options, the maximum rate being the prime rate.

On May 30, 1996, the Company completed a private placement of $135,000 senior notes. The notes are unsecured and were issued pursuant to an agreement containing a covenant which imposes a debt to total capitalization requirement. The notes will mature in three, five, seven and ten year increments with semi-annual interest payments. The proceeds from the sale of the notes were used to reduce other outstanding indebtedness of the Company and for general corporate purposes.

The Company's unsecured long-term debt was issued pursuant to agreements containing covenants which impose working capital requirements on the Company and designated subsidiaries and restrict indebtedness, guarantees, rentals, dividends and other items. At the close of Fiscal 1996, approximately $104,001 of retained earnings were available for payment of dividends under the most restrictive covenant.

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

Interest paid on both long-term and short-term debt during Fiscal 1996, 1995 and 1994 was $22,975, $13,261 and $6,679, respectively. The amounts of long-term debt which will become due during Fiscal 1997 through 2000, are approximately:
1997--$1,100; 1998--$9,700; 1999--$60,000; 2000--$0; 2001--$195,000 and
beyond--$55,000.


Note 8: Postretirement Medical Plan

The Company has a postretirement medical plan which covers most of its employees and provides for the payment of medical costs of eligible employees and dependents upon retirement. The plan is currently not funded. The Company expects to continue financing postretirement medical costs as covered claims are incurred.


Postretirement medical benefit costs includes the following components:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Fiscal           Fiscal           Fiscal
                                                                                            1996             1995             1994
-----------------------------------------------------------------------------------------------------------------------------------

Service costs - benefits attributed to service during the period                            $457             $527             $418
Interest cost on accumulated postretirement medical benefit
   obligation                                                                                528              620              678

Amortization of prior service costs                                                         (874)            (718)            (718)
                                                                                   --------------   --------------  ---------------
Net postretirement medical benefit costs                                                    $111             $429             $378
                                                                                   ==============   ==============  ===============


The status of the plan is as follows:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  January 31,       January 31,       January 31,
                                                                                       1997              1996              1995


-----------------------------------------------------------------------------------------------------------------------------------

Accrued Postretirement Benefits:

Retirees                                                                               $3,692            $4,642            $4,454
Employees eligible to retire                                                            1,696             2,073             1,978
Employees not eligible to retire                                                        1,799             2,020             1,500
                                                                                  --------------    --------------    -------------
                                                                                        7,187             8,735             7,932
Unrecognized prior service cost                                                         4,074             4,701             5,328
Unrecognized net gain                                                                   3,830             2,018             1,992
                                                                                  --------------    --------------    -------------
                                                                                      $15,091           $15,454           $15,252
                                                                                  ==============    ==============    =============


The actuarial assumptions used are as follows:
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Fiscal                      Fiscal
                                                                                         1996                        1995

--------------------------------------------------------------------------------------------------------------------------------

Discount Rate                                                                          7.50%                       7.25%
Health Care Cost Trend                                                         8.40% - 9.50% (a)           8.50% - 10.00% (b)


(a)  Gradually declining to 5.00% by 2005
(b)  Gradually declining to 5.00% by 2004

Changing the health care cost trend rates by one percentage point would change the accumulated postretirement medical benefit obligation at January 31, 1997 by approximately $1,082 and the postretirement medical benefit costs for Fiscal 1996 by approximately $185.


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



The following table sets forth the plan's funded status and amounts recognized in the Company's statements of financial position:
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Fiscal         Fiscal
                                                                                                               1996           1995
----------------------------------------------------------------------------------------------------------------------------------

Actuarial present value of benefit obligations:

  Accumulated benefit obligation, including vested benefits
  of  $48,193 in 1996 and $45,809 in 1995                                                                 $52,478          $48,720
                                                                                                      ============    =============
  Projected benefit obligation for service rendered to date                                              $(66,129)        $(59,767)
  Plan assets at fair value for Fiscal 1996 and 1995;
  primarily publicly traded stocks and bonds,
  including 70,956 shares of the Company's Common
  Stock at the end of both Fiscal 1996 and 1995                                                             68,196           62,136
                                                                                                      -------------    ------------
Plan assets in excess of projected benefit obligations                                                       2,067            2,369
Unrecognized net loss from past experience different from that assumed                                       3,297            5,467
                                                                                                      -------------     -----------
Prepaid pension cost included in Investments and Other Assets                                               $5,364           $7,836
                                                                                                       ============    ============



Net pension (income)/expense includes the following components:
----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Fiscal         Fiscal            Fiscal
                                                                                             1996           1995              1994
----------------------------------------------------------------------------------------------------------------------------------


Service cost -- benefits earned during the year                                          $3,674          $2,187             $1,815
Interest cost on projected benefit obligation                                             4,360           3,800              3,541
Actual return on plan assets                                                            (8,197)          (2,782)            (5,494)
Amortization of unrecognized net gain                                                       -              (738)              (406)


Net amortization and deferrals                                                            2,635          (2,494)               200
                                                                                     -----------    -------------     ------------
Net periodic pension (income) expense                                                    $2,472            $(27)            $(344)
                                                                                     ===========    =============     ============



The actuarial assumptions used are as follows:
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Fiscal               Fiscal
                                                                                                         1996                 1995
  --------------------------------------------------------------------------------------------------------------------------------

Discount Rate                                                                                           7.50%                7.25%

Long-term rate of return on assets                                                                      9.50%                9.50%

Rate of increase in future compensation                                                           4.50 - 5.00%        4.50 - 5.00%



The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets for Fiscal 1996 and Fiscal 1995 was determined using the calculated value and for Fiscal 1994 using the fair value. There was no material impact to operating results as a result of the change.

Effective June 1997, the Company will terminate its unfunded defined benefit retirement plan for non-employee directors which had provided for payments upon retirement, death, or disability. Retirement expense for this plan in Fiscal 1996, 1995 and 1994, respectively, was $59, $141 and $68.

The Company has an unfunded supplemental retirement plan for certain corporate officers. Retirement expense for the plan in Fiscal 1996, 1995 and 1994 was $406, $459 and $216, respectively. Prior service cost not yet recognized in periodic pension cost was $1,547, $1,676, and $1,804 at January 31, 1997, 1996 and 1995, respectively.

The Company has an employee savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may contribute up to 15% of their pre-tax salary, but not more than statutory limits. The Company contributes twenty five cents for each dollar contributed by a participant, subject to certain limitations. The Company's matching contribution to the savings plan was $981, $788 and $399 in Fiscal 1996, 1995 and 1994, respectively.

Under a nonqualified deferred compensation plan for certain employees, a portion of eligible employees' discretionary income can be deferred at the election of the employee. These deferred funds accrue interest payable to the employee at the prime rate in effect on specified dates.

Note 10: Common Stock

Shareholder Rights Plan: In 1995, the Company adopted a shareholders rights plan. The rights may be exercised by their holders to purchase one-third (1/3) of a share at $30.00 for each share owned by a shareholder upon the acquisition, or announcement of intended acquisition, of 15% or more of the Company's stock by a person or group. The rights are subject to antidilution adjustments and will expire on March 20, 2005, unless the plan is further extended or the rights are earlier redeemed.

Stock Option Plans: The Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan, the Stewart & Stevenson Services, Inc. 1993 Nonofficer Stock Option Plan, the 1994 Director Stock Option Plan and the 1996 Director Stock Plan authorize the grant of options to purchase an aggregate of up to 1,800,000, 984,950, 150,000 and 150,000 shares of Common Stock, respectively, at not less than fair market value at the date of grant. The options have a term not exceeding ten years and vest over periods not exceeding four years. Under the terms of the 1993 Nonofficer Stock Option Plan, the number of options available for grant increased from 757,150 to 984,950 shares as of February 1, 1997. Pursuant to an amendment adopted in Fiscal 1996, no future grants of options may be made pursuant to the 1994 Director Stock Option Plan.



A summary of the status of the  Company's  stock  option plans  during  Fiscal years 1994,  1995 and 1996 is presented in the tables below:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Option Price
                                                                               Shares under                    Range
                                                                                  Option                     Per Share
-----------------------------------------------------------------------------------------------------------------------------------


Outstanding at end of Fiscal 1993                                                   478,100              $13.125 - $32.625
Granted                                                                             180,050                    $50.25
Exercised                                                                           (60,750)             $13.125 - $32.625
Canceled                                                                            (12,225)              $18.75 - $50.25
                                                                               --------------
Outstanding at end of Fiscal 1994                                                   585,175               $18.75 - $50.25
Granted                                                                             386,300              $33.75 and $35.125
Exercised                                                                           (52,750)              $18.75 - $32.625
Canceled                                                                            (20,650)              $32.625 - $50.25
                                                                               --------------
Outstanding at end of Fiscal 1995                                                   898,075               $18.75 - $50.25
Granted                                                                             343,800              $24.25 and $24.375
Exercised                                                                           (71,500)                   $18.75
Canceled                                                                            (35,375)              $24.25 - $50.25
                                                                               --------------
Outstanding at end of Fiscal 1996                                                  1,135,000               $18.75 - $50.25
                                                                               ==============
Options available for future grants at the end of Fiscal 1996
                                                                                     608,050
                                                                               ==============




----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Fiscal                 Fiscal
                                                                                              1996                   1995
----------------------------------------------------------------------------------------------------------------------------------

Options exercisable at end of year                                                           414,917                 299,421
Weighted average exercise price of options exercisable                                      $  33.58               $   27.67
Weighted average fair value of options granted                                              $   9.59               $   15.01




 ------------------------- ------------------------ ------------------------ -- ------------------------ ------------------------
                              Weighted Average                                                            Remaining Contractual
      Exercise Price           Exercise Price         Options Outstanding         Options Exercisable         Life (Years)
 ------------------------- ------------------------ ------------------------ -- ------------------------ ------------------------

          $18.75                   $18.75                     82,000                     82,000                Less than 1
     $24.25 - $35.125              $30.32                    889,200                    250,025                   6 - 10
          $50.25                   $50.25                    163,800                     82,892                     8
                                                    ========================    ========================
                                                           1,135,000                    414,917
                                                    ========================    ========================



The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

 ----------------------------------------------------------------------------------- ---------------------- ----------------------
                                                                                             Fiscal                 Fiscal
                                                                                              1996                   1995
 ----------------------------------------------------------------------------------- ---------------------- ----------------------

 Net earnings                As Reported                                                     $16,851               $61,803
                             Pro Forma                                                       $15,498               $60,961


 Net earnings per share      As Reported                                                        $.51                $1.87
                             Pro Forma                                                          $.47                $1.85


Because the Statement 123 method of accounting is not required to be applied to options granted prior to February 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal 1996 and 1995:


 ----------------------------------------------------------------------------------- ---------------------- ----------------------
                                                                                             Fiscal                 Fiscal
                                                                                              1996                   1995
 ----------------------------------------------------------------------------------- ---------------------- ----------------------


 1988 Nonstatutory Stock Option Plan and 1993
     Nonoffficer Stock Option Plan

        Risk free interest rates                                                              6.13%                  7.00%
        Expected dividend yields                                                              1.30%                   .80%
        Expected volatility                                                                  34.42%                 33.01%
        Expected life (years)                                                                   6                      6


 1994 Director Stock Option Plan

        Risk free interest rates                                                              6.79%                  6.19%
        Expected dividend yields                                                              1.30%                   .80%
        Expected volatility                                                                  35.24%                 32.56%
        Expected life (years)                                                                   6                      6


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.



Note 11: Income Taxes

The components of the income tax provision and the income tax payments are as follows:
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         Fiscal           Fiscal           Fiscal
                                                                                           1996             1995            1994
---------------------------------------------------------------------------------------------------------------------------------

  Current                                                                                $3,887          $20,430            $2,194
  Deferred                                                                                4,633           10,235            32,326
                                                                                   -------------    -------------     -------------
  Income tax provision                                                                   $8,520          $30,665           $34,520
                                                                                   =============    =============     =============
  Income tax payments (excluding refunds)                                               $15,320          $13,337           $17,422
                                                                                   =============    =============     =============

A reconciliation between the provision for income taxes and income taxes computed by applying the statutory U.S. Federal income tax rate of 35% in Fiscal
1996, 1995 and 1994 is as follows:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Fiscal            Fiscal            Fiscal
                                                                                          1996              1995              1994
-----------------------------------------------------------------------------------------------------------------------------------

Provision at statutory rates                                                           $ 8,952           $32,190           $35,998
Other                                                                                    (432)           (1,525)           (1,478)
                                                                                  -------------     -------------    --------------
                                                                                       $ 8,520           $30,665           $34,520
                                                                                  =============     =============    ==============

The deferred tax liability is determined under the liability method based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted statutory tax rates and deferred tax expense is the result of changes in the net liability for deferred taxes.


The tax effects of the significant temporary differences which comprise the deferred tax liability at the end of Fiscal 1996 and 1995 are as follows:
  ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Fiscal            Fiscal
                                                                                                            1996              1995
  ---------------------------------------------------------------------------------------------------------------------------------

  Deferred Tax Assets

     Postretirement benefit obligation                                                                   $ 5,282          $  5,407

     Accrued expenses and other reserves                                                                   5,257             9,282

     Other                                                                                                    33
                                                                                                                                33
                                                                                                    -------------     -------------
           Gross deferred tax assets                                                                      10,572            14,722

                                                                                                    -------------     -------------
  Deferred Tax Liabilities

     Property, plant and equipment                                                                         3,253             4,259

     Pension accounting                                                                                    1,114             2,233

     Contract accounting                                                                                  32,880            36,730

     Prepaid expenses and deferred charges                                                                50,918            44,485

     Other
                                                                                                           9,927             9,902
                                                                                                    -------------     -------------
           Gross deferred tax liabilities                                                                 98,092            97,609

                                                                                                    -------------     -------------
  Net deferred tax liability                                                                             $87,520           $82,887

                                                                                                    =============     =============

  Current portion of deferred tax liability                                                              $82,393           $76,093

  Non-current portion of deferred tax liability                                                            5,127
                                                                                                                             6,794
                                                                                                    -------------     -------------
  Net deferred tax liability                                                                            $ 87,520          $ 82,887

                                                                                                    =============     =============


Note 12: Supplemental Financial Data

Accounts and Notes Receivables, net consist of the following:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Fiscal           Fiscal
                                                                                                             1996             1995
-----------------------------------------------------------------------------------------------------------------------------------

Accounts receivable                                                                                      $234,843         $193,406
Notes receivable                                                                                           24,614           18,121
Allowance for doubtful accounts                                                                           (1,513)
                                                                                                                           (1,409)
Less non-current portion of notes receivable                                                             (20,882)         (13,570)
                                                                                                    --------------    -------------
                                                                                                         $237,062         $196,548
                                                                                                    ==============    =============

No single group or customer represents greater than 10% of total accounts receivable in Fiscal 1996. The U.S. Government accounted for approximately 7.3% and 16.3% of accounts receivable at January 31, 1997 and 1996, respectively. Due to the large number of entities and diversity of the Company's customer base, concentration of credit risk with respect to trade receivables is limited. At the end of Fiscal 1996 accounts receivable and notes receivable included immaterial amounts due from certain investees of the Company.

Components of property, plant and equipment, net are as follows:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Fiscal           Fiscal
                                                                                                             1996             1995
-----------------------------------------------------------------------------------------------------------------------------------

Machinery and equipment                                                                                  $135,612         $126,306
Buildings and leasehold improvements                                                                       93,469           91,298
Revenue earning assets                                                                                     16,174           12,917
Accumulated depreciation and amortization                                                               (138,759)        (116,436)
                                                                                                    --------------    -------------
                                                                                                          106,496          114,085
Construction-in-progress                                                                                    2,373                6
Land                                                                                                       14,564           12,964
                                                                                                    --------------    -------------
                                                                                                         $123,433         $127,055
                                                                                                    ==============    =============


Note 13: Consolidated Quarterly Data (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Fiscal 1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                Fourth         Third         Second         First
                                                                               Quarter        Quarter       Quarter        Quarter
----------------------------------------------------------------------------------------------------------------------------------

Sales                                                                           $390,061      $336,834       $240,726      $219,540
Gross profit                                                                      47,258        42,698         38,511        38,103
Net earnings (loss)                                                               10,636         7,189        (7,687)         6,713
Net earnings (loss) per share                                                        .32           .22          (.23)           .20

                                                                                                     Fiscal 1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                Fourth         Third         Second         First
                                                                               Quarter        Quarter       Quarter        Quarter
----------------------------------------------------------------------------------------------------------------------------------

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

Note 14:  Acquisitions

On April 12, 1997, the Company acquired ownership of Sierra Detroit Diesel Allison, Inc. from Outer Drive Holdings, Inc. The acquisition will broaden the Company's distribution territory for certain products.

From time to time, the Company enters into investment arrangements that are related to its Engineered Power Systems segment. During Fiscal 1996, the Company made an approximate $8 million investment in an independent power producer.

Note 15:  Vulnerability Due To Certain Concentrations

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

                                 CROSS REFERENCE

Form 10-K Item                                  Caption in Definitive
Number and Caption                              Proxy Statement

Item 10. Directors and Executive
         Officers of the Registrant...........  Election of Directors;
                                                Executive Officers;
                                                Compliance with Securities Laws

Item 11. Executive Compensation..............   Election of Directors;
                                                Performance of Stewart &
                                                Stevenson Common Stock;
                                                Report of the Compensation and
                                                Management Development
                                                Committee; Executive
                                                Compensation

Item 12. Security Ownership of
         Certain Beneficial Owners
         and Management......................  Voting Securities and Ownership
                                               Thereof by Certain Beneficial
                                               Owners and Management

Item 13. Certain Relationships
         and Related Transactions............  Transactions with Management and
                                               Certain Business Relationships


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. The following financial statements for Stewart & Stevenson Services, Inc. are filed as a part of this report:

         Consolidated Statements of Financial Position--January 31, 1997 and
         1996.

         Consolidated Statements of Earnings--Years ended January 31, 1997, 1996 and 1995.

         Consolidated Statements of Shareholders' Equity--Years ended January 31, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows--Years ended January 31, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements.

    2. Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

    3. The Company has several instruments which define the rights of holders of long-term debt. Except for the instruments listed as exhibits 4.1 and 4.2 below, the total amount of securities authorized under any individual instrument with respect to long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish upon request by the Securities and Exchange Commission any instruments not filed herewith relating to its long-term debt.

         The Company will furnish to any shareholder of record as of April 23, 1997, a copy of any exhibit to this annual report upon receipt of a written request addressed to Mr. Lawrence E. Wilson, Vice President and Secretary, P. O. Box 1637, Houston, Texas 77251-1637 and the payment of $.20 per page with a minimum charge of $5.00 for reasonable expenses prior to furnishing such exhibits.

         The following exhibits are part of this report pursuant to item 601 of regulation S-K.

          3.1 Third Restated Articles of Incorporation of Stewart & Stevenson Services, Inc., effective as of September 13, 1995 (incorporated by reference to Exhibit 3(a) of the Form 10-Q of Stewart & Stevenson for the quarterly period ended October 31, 1995 under the Commission File No.
                  001-11443).

          3.2 Fourth Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of September 13, 1995 (incorporated by reference to Exhibit 3(b) of the Form 10-Q of Stewart & Stevenson for the quarterly period ended October 31, 1995 under the Commission File No. 001-11443).

         *4.1 Revolving Credit Agreement effective December 20, 1996, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association and Bank of America Illinois and NationsBank of Texas, N.A. and ABM AMRO Bank N.V., Houston Agency and The Bank of New York and PNC Bank National Association and First National Bank of Commerce.

           4.2 Note Purchase Agreement effective May 30, 1996, between Stewart & Stevenson Services, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4 of the Form 10-Q of Stewart & Stevenson for the quarterly period ended July 31, 1996 under the Commission File No.
                  0-8493).

           4.3 Rights Agreement effective March 13, 1995, between Stewart & Stevenson Services, Inc. and The Bank of New York (incorporated by reference to Exhibit 1 of the Form 8-A Registration Statement of Stewart & Stevenson under the Commission File No. 001-11443).

         *10.1 Lease Agreement effective April 15, 1997, between Miles McInnes and Faye Manning Tosch, as Lessors, and the Company, as Lessee.

          10.2 Distributor Sales and Service Agreement effective January 1, 1996, between the Company and Detroit Diesel Corporation (incorporated by reference to Exhibit 10.2 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1996 under Commission File No.
                  0-8493).

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

         *21.1    List of Subsidiaries.

         *23.1    Consent of Arthur Andersen LLP, Independent Public
                  Accountants.

         *27.1    Financial Data Schedule.
         ----------
         * Filed with this report.

(b) No reports on Form 8-K were filed during the three months ended January 31, 1997.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of April, 1997.

STEWART & STEVENSON SERVICES, INC.


By /s/ Robert L. Hargrave
     Robert L. Hargrave
     Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of April, 1997.


         /s/ Robert L. Hargrave

         Robert L. Hargrave                        Bob H. O'Neal
         Director, Principal Executive Officer,    Director
         Principal Financial Officer and
         Principal Accounting Officer


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


         /s/ Donald E. Stevenson                   /s/ Robert H. Parsley
         Donald E. Stevenson                       Robert H. Parsley
         Director                                  Director


         /s/ Jack W. Lander, Jr.                    /s/ Jack T. Currie
         Jack W. Lander, Jr.                        Jack T. Currie
         Director                                   Director



         /s/ Robert S. Sullivan                     /s/ Richard R. Stewart
         Robert S. Sullivan                         Richard R. Stewart
         Director                                   Director


         /s/ Orson C Clay                            /s/ Brian H. Rowe
         Orson C Clay                                Brian H. Rowe
         Director                                    Director


EXHIBIT INDEX

         Exhibit Number and Description

          4.1     Revolving Credit Agreement.

         10.1     Lease Agreement.

         21.1     List of subsidiaries.

         23.1     Consent of Arthur Andersen LLP,
                  Independent Public Accountants.

         27.1     Financial Data Schedule.