Form 10-Q
period 1997-04-30
STEWART & STEVENSON SERVICES INC
filed 1997-06-13
CIK 94328

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

  (Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended April 30, 1997

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


Common Stock, Without Par Value             33,190,468 Shares
            (Class)                 (Outstanding at April 30, 1997)




PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position -- April 30, 1997 and January 31, 1997.

Consolidated Condensed Statement of Earnings -- Three Months Ended April
  30, 1997 and 1996.

Consolidated Condensed Statement of Cash Flows -- Three Months Ended April
  30, 1997 and 1996.


Notes to Consolidated Condensed Financial Statements.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands)
                                                                        April 30            January 31
                                                                          1997                 1997
                                                                       ----------           ----------

ASSETS                                                                 (Unaudited)
CURRENT ASSETS
   Cash and equivalent                                               $   56,151           $    9,132
   Accounts and notes receivable, net                                   247,836              237,062
   Recoverable costs and accrued profits
      not yet billed                                                    332,202              326,952
   Inventories:
      Engineered Power Systems                                          305,727              306,946
      Distribution                                                      161,891              149,238
      Excess of current cost over LIFO values                           (56,176)             (55,202)
                                                                     -----------          -----------
                                                                        411,442              400,982
                                                                     -----------          -----------
      TOTAL CURRENT ASSETS                                            1,047,631              974,128

PROPERTY, PLANT AND EQUIPMENT                                           273,328              262,192
   Allowances for depreciation and
       amortization                                                    (147,120)            (138,759)
                                                                     -----------          -----------
                                                                        126,208              123,433
INVESTMENTS AND OTHER ASSETS                                             51,018               47,724
                                                                     -----------          -----------
                                                                     $1,224,857           $1,145,285
                                                                     ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                     $   78,000           $   28,000
   Accounts payable                                                     110,961              165,999
   Billings on uncompleted contracts in
      excess of incurred costs                                           20,871                9,354
   Current income taxes                                                  76,531               65,881
   Other current liabilities                                             44,912               51,325
                                                                     -----------          -----------
      TOTAL CURRENT LIABILITIES                                         331,275              320,559

COMMITMENTS AND CONTINGENCIES (SEE NOTE B)

LONG-TERM DEBT                                                          380,540              319,700
DEFERRED INCOME TAXES                                                     4,547                5,127
ACCRUED POSTRETIREMENT BENEFITS                                          15,120               15,091
DEFERRED COMPENSATION                                                     5,680                5,573
SHAREHOLDERS' EQUITY
   Common Stock, without par value, 100,000,000
       shares authorized; 33,202,280 and 33,132,280
       shares issued at April 30, 1997 and January
       31, 1997, respectively, including 11,820
       shares held in treasury                                          166,358              164,959
   Retained earnings                                                    321,370              314,309
                                                                     -----------          -----------
                                                                        487,728              479,268
   Less cost of treasury stock                                              (33)                 (33)
                                                                     -----------          -----------
      TOTAL SHAREHOLDERS' EQUITY                                        487,695              479,235
                                                                     -----------          -----------
                                                                     $1,224,857           $1,145,285

                                                                     ===========          ===========

See accompanying notes to consolidated condensed financial statements.






STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)
                                                                                  Three Months Ended
                                                                                       April 30
                                                                                  ------------------
                                                                                1997              1996
                                                                                ----              ----
                                                                                      (Unaudited)
Sales                                                                       $ 329,413          $ 219,540
Cost of sales                                                                 283,646            181,437
                                                                            ----------         ----------
Gross profit                                                                   45,767             38,103

Selling and administrative
 expenses                                                                      25,739             24,332
Interest expense                                                                6,922              4,745
Other income, net                                                              (1,758)              (999)
                                                                            ----------         ----------
                                                                               30,903             28,078
                                                                            ----------         ----------

Earnings before income taxes                                                   14,864             10,025
Income taxes                                                                    4,953              3,279
                                                                            ----------         ----------
Earnings of consolidated companies                                              9,911              6,746
Equity in net earnings (loss)
 of unconsolidated affiliates                                                     (29)               (33)
                                                                            ----------         ----------
Net earnings                                                                $   9,882          $   6,713
                                                                            ==========         ==========

Weighted average number of shares of Common
 Stock outstanding                                                             33,156             33,057
                                                                            ==========         ==========
Net earnings per share                                                      $     .30          $     .20
                                                                            ==========         ==========
Cash dividends per share                                                    $    .085          $     .08
                                                                            ==========         ==========

See accompanying notes to consolidated condensed financial statements.



STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                                              Three Months Ended
                                                                                  April 30
                                                                             ------------------
                                                                         1997                   1996
                                                                         ----                   ----
                                                                                (Unaudited)
Operating Activities
   Net earnings                                                     $    9,882            $    6,713
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Accrued postretirement benefits                                      29                    30
       Depreciation and amortization                                     7,019                 6,924
       Deferred income taxes, net                                       (1,701)                  590
       Change in operating assets and liabilities
         net of the effect of acquisition:
          Accounts and notes receivable, net                            (4,840)              (33,263)
          Recoverable costs and accrued profits not
           yet billed                                                   (5,250)                5,971
          Inventories                                                   (3,279)              (19,442)
          Accounts payable                                             (55,832)              (23,276)
          Billings on uncompleted contracts in excess
           of incurred costs                                            11,517                (2,839)
          Current income taxes                                          10,650                 1,988
          Other current liabilities                                     (8,162)               (3,148)
          Other--principally long-term assets and
           liabilities                                                  (1,393)               (1,961)
                                                                    -----------           -----------
   Net Cash Used In Operating Activities                               (41,360)              (61,713)

Investing Activities
   Expenditures for property, plant and equipment                       (7,034)               (5,275)
   Acquisition of business                                              (5,029)                    0
   Disposal of property, plant and equipment                             1,928                   520
                                                                    -----------           -----------
   Net Cash Used In Investing Activities                               (10,135)               (4,755)

Financing Activities
   Additions to long-term borrowings                                    50,000                     0
   Payments on long-term borrowings                                        (70)                  (25)
   Net borrowings and payments on short-term
     notes payable                                                      50,000                69,000
   Dividends paid                                                       (2,815)               (2,645)
   Exercise of stock options                                             1,399                   264
                                                                    -----------           -----------
   Net Cash Provided By Financing Activities                            98,514                66,594
Increase in cash and equivalents                                        47,019                   126
Cash and equivalents, February 1                                         9,132                 6,325
                                                                    -----------           -----------
Cash and equivalents, April 30                                      $   56,151            $    6,451
                                                                    ===========           ===========
Supplemental disclosure of cash flow information:
   Net cash paid during the period for:
     Interest payments                                              $    4,202            $    4,741
     Income tax payments                                            $      352            $    1,380

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 1998.

The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's January 31, 1997 Form 10-K.

The Company's fiscal year begins on February 1 of the year indicated and ends on January 31 of the following year. For example, "Fiscal 1997" commenced on February 1, 1997 and ends on January 31, 1998.

Net earnings per share of Common Stock are computed by dividing net earnings by the weighted average number of shares outstanding. Common Stock equivalents (outstanding options to purchase shares of Common Stock) are excluded from the computations as they are insignificant. The weighted average number of shares outstanding for the three months ended April 30, 1997 includes 70,000 shares issued pursuant to exercise of stock options.

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

Item #2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements which are based on assumptions such as timing, volume and pricing of customers' orders. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those outlined in the forward-looking statements, including the risk of cancellation or adjustment of specific orders, termination of significant government programs, decrease in demand in the markets served, the outcome of pending and future litigation and governmental proceedings, increasing product/service competition, or lower-than-anticipated penetration of markets served.

This discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended January 31, 1997.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of sales represented by certain items reflected in the Company's Consolidated Condensed Statement of Earnings.

                                                                           Three Months Ended
                                                                                April 30
                                                                           ------------------
                                                                         1997               1996
                                                                         ----               ----
Sales                                                                   100.0%              100.0%
Cost of sales                                                            86.1                82.6
                                                                        ------              ------
Gross profit                                                             13.9                17.4

Selling and administrative expenses                                       7.8                11.1
Interest expense                                                          2.1                 2.2
Other income, net                                                         (.5)                (.5)
                                                                        ------              ------
                                                                          9.4                12.8
                                                                        ------              ------

Earnings before income taxes                                              4.5                 4.6
Income taxes                                                              1.5                 1.5
                                                                        ------              ------
Earnings of consolidated companies                                        3.0                 3.1
Equity in net earnings of unconsolidated affiliates                        .0                  .0
                                                                        ------              ------
Net earnings                                                              3.0%                3.1%
                                                                        ======              ======

Sales for the first quarter of the year ending January 31, 1998 ("Fiscal 1997") increased 50% to $329,413,000 compared to sales of $219,540,000 for the same period of the year ended January 31, 1997 ("Fiscal 1996").

The Distribution segment's Fiscal 1997 sales increased $9,148,000 (8%) in the first quarter of Fiscal 1997 compared to the same period in Fiscal 1996. A strengthening oil and gas market served by the Company's Distribution territory contributed to these sales improvement. On April 12, 1997, the Company completed the acquisition of all of the outstanding common stock of Sierra Detroit Diesel Allison, Inc. ("Sierra"). Sales attributable to Sierra in the first quarter of Fiscal 1997 are not significant.


The Tactical Vehicle Systems (TVS) segment sales increased $63,718,000 (457%) for the first quarter of Fiscal 1997 compared to the same period in Fiscal 1996. The increase in TVS segment sales reflects the increase in truck production under the "Family of Medium Tactical Vehicles" (FMTV) contract during the first quarter of Fiscal 1997 compared to the same period in Fiscal 1996. This increase also reflects the minimal production during the first quarter of Fiscal 1996, which resulted from the scheduled retrofit program of previously produced vehicles. See "Government Contract Status" below.

The Engineered Power Systems (EPS) segment sales increased to $127 million in the first quarter of Fiscal 1997 compared to $90 million in the same period in Fiscal 1996. Turbine-driven equipment sales increased $7 million compared to the first quarter of Fiscal 1996, and gas turbine product support group (consisting of the servicing of customers' equipment and the long-term contracting for the operation and maintenance of customers' power plants) sales increased $10 million during the first quarter of Fiscal 1997 compared to the same period in Fiscal 1996. Engineered Power Systems diesel driven products sales increased $8 million in the first quarter of Fiscal 1997 compared to the same period in Fiscal 1996.

The gross profit margin of 13.9% for the first quarter of Fiscal 1997 decreased compared to the 17.4% gross profit margin for the same period in Fiscal 1996. This decrease primarily reflects a change in the product mix of sales and lower margins in the Turbine-driven equipment sales.

Selling and administrative expenses for the first quarter of Fiscal 1997 decreased as a percentage of sales to 7.8% compared to 11.1% for the same period in Fiscal 1996. Selling and administrative expense increased (6%) during the first quarter of Fiscal 1997, but at a much slower rate than the increase in revenue, reflecting the semi-variable nature of those expenses.

Interest expense for the first quarter of Fiscal 1997 increased to $6,922,000, up from $4,745,000 for the same period in Fiscal 1996. The increase in interest expense over the comparable period of the prior year was the result of increases in both borrowings and interest rates. The average interest rate increase reflects primarily the conversion of a large block of debt from floating rates to higher fixed rates, during the second quarter of Fiscal 1996. During the first quarter of Fiscal 1997, long-term debt increased $61 million due to (i)increased working capital requirements caused by a reduction in trade payables and (ii) the acquisition of Sierra.

Other income increased to $1,758,000 in the first quarter of Fiscal 1997 compared to $999,000 for the same period in Fiscal 1996 due to increased interest income.

Net earnings of $9,882,000 ($.30 per share) were recorded for the three months ended April 30, 1997 as compared to earnings of $6,713,000 ($.20 per share) for the three months ended April 30, 1996.

GOVERNMENT CONTRACT STATUS

The FMTV contract is a firm fixed-price multi-year contract whereby the price paid to the Company is not subject to adjustment to reflect the Company's actual costs, except costs incurred as a result of actions or inactions of the government.


As of April 30, 1997, the Company has completed approximately 5,396 of the 11,197 vehicles covered by the original contract plus options and additional requirements to date. Revenues and profits realized on the FMTV contract are based on the Company's estimates of total contract sales value and costs at completion. Stewart & Stevenson has incurred significant cost overruns and delivery schedule delays on the FMTV contract which the Company believes are primarily due to the government's decision to delay the testing of trucks and other government directed changes to the contract. The Company has and will continue to submit a series of Requests for Equitable Adjustments (REAs), under the FMTV contract, seeking increases in the FMTV contract price for those additional costs that relate to government caused delays and changes. Amounts in excess of agreed upon contract price for government caused delays, disruptions, unpriced change orders and government caused additional contract costs are recognized in contract value when the Company believes it is probable that the claim for such amounts will result in additional contract revenue and the amount can be reasonably estimated.

At April 30, 1997, the Company's FMTV contract accounting position reflects the expected recovery of substantial amounts in excess of the contract price for government caused delays, disruptions, unpriced change orders and other government caused additional contract costs. These claims are in varying stages of negotiation. Although management believes that the contract provides a legal basis for the claims and its estimates are based on reasonable assumptions and on a reasonable analysis of contract costs, due to uncertainties inherent in the estimation and claims negotiations process, no assurances can be given that its estimates will be accurate, and variances between such estimates and actual results could be material. In the event that the Company is unable to recover a substantial portion of the additional costs, the Company may suffer a material adverse effect on its earnings during the accounting period in which such contract issues are resolved.

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

EFFECT OF CERTAIN LITIGATION

On May 3, 1995, the Company and four employees, including the Company's President, were indicted by a federal Grand Jury on six counts arising out of a 1987 subcontract to supply diesel generator sets for installation in Saudi Arabia. On May 12, 1995, the U.S. Air Force suspended the Company from contracting with any agency of the U.S. Government and from receiving the benefit of federal assistance programs. This suspension was temporarily terminated on November 8, 1995, pending the resolution of the charges covered by by the indictment, pursuant to an Interim Administrative Agreement between the Company and the U.S. Air Force. The Interim Administrative Agreement does not have any effect on the indictment.

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

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at April 30, 1997 and at the close of Fiscal 1996 were as follows:



-------------------------------------------------------------------------------------------------
                                                                 April 30             January 31
                                                                   1997                  1997
-------------------------------------------------------------------------------------------------
                                                                      (Dollars in millions)
Engineered Power Systems
  Equipment                                                    $    372.2             $    324.0
  Operations and Maintenance                                        291.6                  296.7
                                                               ----------             ----------
                                                               $    663.8             $    620.7

Distribution                                                         97.5                   92.2
Tactical Vehicle Systems                                            741.7                  817.3
                                                               ----------             ----------
Total                                                          $  1,503.0             $  1,530.2
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

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment of $7,034,000 for the first quarter of Fiscal 1997 was comparable to $5,275,000 for the same period in Fiscal 1996. These amounts are consistent with the historical capital expenditure levels of the Company.

LIQUIDITY AND SOURCES OF CAPITAL

Long-term borrowings at April 30, 1997 increased from the end of Fiscal 1996. The Company has $225,000,000 in committed credit facilities which were fully utilized at April 30, 1997 compared to utilization of $175,000,000 at the end of Fiscal 1996. The Company has additional banking relationships which provide uncommitted borrowing arrangements. These short-term borrowings increased to $78,000,000 at April 30, 1997 from $28,000,000 at the end of Fiscal 1996. In addition, the acquisition of Sierra Detroit Diesel Allison, Inc. increased long-term debt by $11 million.

In the event that any acquisition of additional operations, growth in existing operations, changes in inventory levels, new capital investments, accounts receivable or other working capital items create a permanent need for working capital or capital expenditures in excess of existing committed lines of credit, the Company may seek to convert additional uncommitted borrowing arrangements to committed credit facilities or to issue additional equity securities. Management believes that the Company's current credit facilities and available options for external sources of funds are adequate to meet its foreseeable cash requirements.


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

           4.1 Revolving Credit Agreement effective December 20, 1996 (incorporated by reference to Exhibit 4.1 of the Form 10-K of Stewart & Stevenson for the Fiscal year ended January 31, 1997 under Commission File No. 0-8493).

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

          10.1 Lease Agreement effective April 15, 1997, between Miles McInnes and Faye Manning Tosch, as Lessors, and the Company, as Lessee (incorporated by reference to Exhibit 10.1 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1997 under Commission File No. 0-8493).

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

          23.1 Consent of Arthur Andersen LLP, Independent Public
               Accountants (incorporated by reference to Exhibit 23.1 of the Form 10-K of Stewart & Stevenson for the Fiscal year ended January 31, 1997 under Commission File No. 0-8493).

         *27.1 Financial Data Schedule.
       __________
       *Filed with this report.

(b) No reports on Form 8-K were filed during the three months ended April 30, 1997.


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              STEWART & STEVENSON SERVICES, INC.




Date: June 12, 1997           By:    /s/ Robert L. Hargrave
                                     Robert L. Hargrave
                                     Chief Executive Officer
                                     Chief Financial Officer and Chief
                                     Accounting Officer

EXHIBIT INDEX

 Exhibit Number and Description

        3.1 Third Restated Articles of Incorporation of Stewart & Stevenson Services, Inc.

        3.2   Fourth Restated Bylaws of Stewart & Stevenson Services,
              Inc.

        4.1    Revolving Credit Agreement.

        4.2    Note Purchase Agreement.

        4.3    Rights Agreement.

       10.1    Lease Agreement.

       10.2    Distributor Sales and Services Agreement.

       10.3    Contract Number DAAE07-92-R001.

       10.4    Contract Number DAAE07-92-R002.

       10.5    Stewart & Stevenson Services, Inc. Deferred Compensation
               Plan.

       10.6 Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan.

       10.7 Amendment No. 1 to Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan.

       10.8 Stewart & Stevenson Services, Inc. Supplemental Executive Retirement Plan.

       10.9    Stewart & Stevenson Services, Inc. 1994 Director Stock
               Option Plan.

       23.1    Consent of Arthur Andersen LLP, Independent Public
               Accountants.

       27.1   Financial data schedule.