Form 10-Q
period 1997-07-31
STEWART & STEVENSON SERVICES INC
filed 1997-09-15
CIK 94328

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

  (Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 1997

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


Common Stock, Without Par Value             33,193,868 Shares
            (Class)                 (Outstanding at July 31, 1997)





PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position -- July 31, 1997 and January 31, 1997.

Consolidated Condensed Statement of Earnings -- Six Months and Three
  Months Ended July 31, 1997 and 1996.

Consolidated Condensed Statement of Cash Flows -- Six Months Ended July
  31, 1997 and 1996.


Notes to Consolidated Condensed Financial Statements.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands)
                                                                        July 31             January 31
                                                                          1997                 1997
                                                                        -------             ----------

ASSETS                                                                 (Unaudited)
CURRENT ASSETS
   Cash and equivalent                                               $   13,581           $    9,132
   Accounts and notes receivable, net                                   243,308              237,062
   Recoverable costs and accrued profits
      not yet billed                                                    310,480              326,952
   Inventories:
      Engineered Power Systems                                          301,944              306,946
      Distribution                                                      177,051              149,238
      Excess of current cost over LIFO values                           (56,953)             (55,202)
                                                                     -----------          -----------
                                                                        422,042              400,982
                                                                     -----------          -----------
      TOTAL CURRENT ASSETS                                              989,411              974,128

PROPERTY, PLANT AND EQUIPMENT                                           288,867              262,192
   Allowances for depreciation and
      amortization                                                     (152,206)            (138,759)
                                                                     -----------          -----------
                                                                        136,661              123,433
INVESTMENTS AND OTHER ASSETS                                             50,508               47,724
                                                                     -----------          -----------
                                                                     $1,176,580           $1,145,285
                                                                     ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                     $   38,000           $   28,000
   Accounts payable                                                     108,713              165,999
   Billings on uncompleted contracts in
      excess of incurred costs                                            7,727                9,354
   Current income taxes                                                  70,395               65,881
   Other current liabilities                                             54,690               51,325
                                                                     -----------          -----------
      TOTAL CURRENT LIABILITIES                                         279,525              320,559

COMMITMENTS AND CONTINGENCIES (SEE NOTE B)

LONG-TERM DEBT                                                          378,997              319,700
DEFERRED INCOME TAXES                                                     4,136                5,127
ACCRUED POSTRETIREMENT BENEFITS                                          15,149               15,091
DEFERRED COMPENSATION                                                     5,576                5,573
SHAREHOLDERS' EQUITY
   Common Stock, without par value, 100,000,000
       shares authorized; 33,205,688 and 33,132,280 shares
       issued at July 31, 1997 and January 31,
       1997, respectively, including 11,820
       shares held in treasury                                          166,454              164,959
   Retained earnings                                                    326,776              314,309
                                                                     -----------          -----------
                                                                        493,230              479,268
   Less cost of treasury stock                                              (33)                 (33)
                                                                     -----------          -----------
      TOTAL SHAREHOLDERS' EQUITY                                        493,197              479,235
                                                                     -----------          -----------
                                                                     $1,176,580           $1,145,285

                                                                     ===========          ===========

See accompanying notes to consolidated condensed financial statements.





STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)
                                                   Six Months Ended                 Three Months Ended
                                                        July 31                           July 31
                                                   -----------------                ------------------
                                                1997             1996               1997               1996
                                                ----             ----               ----               ----
                                                     (Unaudited)                          (Unaudited)
Sales                                       $ 675,321        $ 460,266          $ 345,908          $ 240,726
Cost of sales                                 583,026          383,652            299,380            202,215
                                            ----------       ----------         ----------         ----------
Gross profit                                   92,295           76,614             46,528             38,511

Selling and administrative
 expenses                                      54,698           49,458             28,959             25,126
Interest expense                               14,429           10,778              7,507              6,033
Settlement of litigation                            0           20,000                  0             20,000
Other income, net                              (4,451)          (1,964)            (2,693)              (965)
                                            ----------       ----------         ----------         ----------
                                               64,676           78,272             33,773             50,194
                                            ----------       ----------         ----------         ----------

Earnings (loss) before income
 taxes                                         27,619           (1,658)            12,755            (11,683)
Income taxes                                    9,205             (649)             4,252             (3,928)
                                            ----------       ----------         ----------         ----------
Earnings (loss) of consolidated
 companies                                     18,414           (1,009)             8,503             (7,755)
Equity in net earnings (loss)
 of unconsolidated affiliates                    (304)              35               (275)                68
                                            ----------       ----------         ----------         ----------
Net earnings (loss)                         $  18,110        $    (974)         $   8,228          $  (7,687)
                                            ==========       ==========         ==========         ==========

Weighted average number of shares  of
Common Stock outstanding                       33,174           33,060             33,193             33,064
                                            ==========       ==========         ==========         ==========
Net earnings (loss) per share               $     .55        $    (.03)         $     .25          $    (.23)
                                            ==========       ==========         ==========         ==========
Cash dividends per share                    $     .17        $    .165          $    .085          $    .085
                                            ==========       ==========         ==========         ==========

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                                              Six Months Ended
                                                                                  July 31
                                                                              ----------------
                                                                         1997                   1996
                                                                         ----                   ----
                                                                                 (Unaudited)
Operating Activities
   Net earnings (loss)                                              $   18,110            $     (974)
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Accrued postretirement benefits                                      58                    56
       Depreciation and amortization                                    13,552                12,830
       Deferred income taxes, net                                       (2,113)                 (512)
       Change in operating assets and liabilities
         net of the effect of acquisition:
          Accounts and notes receivable, net                              (312)              (17,481)
          Recoverable costs and accrued profits not
           yet billed                                                   16,472                (8,693)
          Inventories                                                  (22,606)              (39,912)
          Accounts payable                                             (58,080)              (36,256)
          Billings on uncompleted contracts in excess
           of incurred costs                                            (1,627)               (7,829)
          Accrued litigation settlement                                      0                20,000
          Current income taxes                                           4,514               (14,252)
          Other current liabilities                                      1,616                (2,346)
          Other--principally long-term assets and
           liabilities                                                  (1,144)               (6,741)
                                                                    -----------           -----------
   Net Cash Used In Operating Activities                               (31,560)             (102,110)
Investing Activities
   Expenditures for property, plant and equipment                      (15,352)               (9,860)
   Acquisition of business                                              (5,029)                    0
   Disposal of property, plant and equipment                             2,144                 1,243
                                                                    -----------           -----------
   Net Cash Used In Investing Activities                               (18,237)               (8,617)
Financing Activities
   Additions to long-term borrowings                                    75,832               160,000
   Payments on long-term borrowings                                    (27,445)              (75,050)
   Net borrowings and payments on short-term
     notes payable                                                      10,000                31,000
   Dividends paid                                                       (5,636)               (5,455)
   Exercise of stock options                                             1,495                   309
                                                                    -----------           -----------
   Net Cash Provided By Financing Activities                            54,246               110,804
Increase in cash and equivalents                                         4,449                    77
Cash and equivalents, February 1                                         9,132                 6,325
                                                                    -----------           -----------
Cash and equivalents, July 31                                       $   13,581            $    6,402
                                                                    ===========           ===========
Supplemental disclosure of cash flow information:
   Net cash paid during the period for:
     Interest payments                                              $   13,091            $    9,124
     Income tax payments                                            $    8,665            $   14,046
   Non-Cash Activities:
     Transfer of inventory to fixed assets                              (8,727)                    0

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the six months ended July 31, 1997 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 1998.

The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's January 31, 1997 Form 10-K.

The Company's fiscal year begins on February 1 of the year indicated and ends on January 31, of the following year. For example, "Fiscal 1997" commenced on February 1, 1997 and ends on January 31, 1998.

Net earnings per share of Common Stock are computed by dividing net earnings by the weighted average number of shares outstanding. Common Stock equivalents (outstanding options to purchase shares of Common Stock) are excluded from the computations as they are insignificant. The weighted average number of shares outstanding for the six months ended July 31, 1997 includes 70,000 shares issued pursuant to exercise of stock options.

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

The Company has commenced and is pursuing settlement negotiations with the Department of Justice to resolve all litigation arising from the Peace Shield contract. The Company is not able to predict whether such negotiations will be successful at this time or whether such settlement would result in the suspension or debarment of the Company for any period.

The Company is a party to an arbitration proceeding before the American Arbitration Association in Houston, Texas in which Engineering Design Group, Inc. ("EDG") has asserted approximately $17 million in claims against the Company, and the Company has asserted approximately $18 million in claims against EDG relating to a turnkey contract for the construction and installation of a power plant in Argentina by EDG. The Company is not able to make a reasonable estimate of the possible outcome of this matter and is vigorously defending the claims that have been asserted against it and is pursuing the claims it has made against EDG. If EDG is successful on its claims against the Company and the damages are not offset in whole or in part by the Company's claims against EDG, the Company's results of operations for the reporting period in which these claims are resolved, could be adversely affected.

The Company is also a party to an arbitration proceeding before the American Arbitration Association in San Francisco, California in which Noell, Inc. ("Noell") has asserted approximately $6 million in damages arising from the sale of turbine-driven equipment for installation in power plants located in Ceres, California and Lodi, California. The Company believes that it has meritorious defenses to the claims asserted by Noell but cannot predict the outcome and is vigorously defending this matter.

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

Note C--Subsequent Events

On August 25, 1997 the banks' commitments under the Company's revolving credit notes increased from $225,000,000 to $250,000,000. All other terms, including maturity and pricing, under the revolving credit facility remain the same as previously reported in the Company's annual report on Form 10-K.

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

                                              Six Months Ended                    Three Months Ended
                                                   July 31                              July 31
                                              -----------------                   ------------------
                                           1997                1996               1997              1996
                                           ----                ----               ----              ----
Sales                                     100.0%              100.0%             100.0%            100.0%
Cost of sales                              86.3                83.4               86.5              84.0
                                          ------              ------             ------            ------
Gross profit                               13.7                16.6               13.5              16.0

Selling and administrative
 expenses                                   8.1                10.7                8.4              10.4
Interest expense                            2.1                 2.3                2.2               2.5
Settlement of litigation                      0                 4.3                  0               8.3
Other income, net                           (.6)                (.4)               (.8)              (.4)
                                          ------              ------             ------            ------
                                            9.6                16.9                9.8              20.8
                                          ------              ------             ------            ------

Earnings (loss) before income
 taxes                                      4.1                 (.3)               3.7              (4.8)
Income taxes                                1.4                 (.1)               1.2              (1.6)
                                          ------              ------             ------            ------
Earnings (loss) of
 consolidated companies                     2.7                 (.2)%              2.5              (3.2)%
Equity in net earnings (loss)of
unconsolidated
 affiliates                                  .0                  .0                (.1)               .0
                                          ------              ------             ------            ------
Net earnings (loss)                         2.7%                (.2)%              2.4%             (3.2)%
                                          ======              ======             ======            ======

Sales for the first six months of the year ending January 31, 1998 ("Fiscal 1997") increased 47% to $675,321,000 compared to sales of $460,266,000 for the same period of the year ended January 31, 1997 ("Fiscal 1996"). Sales for the second quarter increased $105,182,000 (44%) compared to same period Fiscal 1996.

The Distribution segment's Fiscal 1997 sales increased $32,863,000 (14%) in the first six months and $23,714,000 (19%) in the second quarter of Fiscal 1997 compared to the comparable periods of Fiscal 1996. A strengthening oil and gas market served by the Company's Distribution territory contributed to this improvement. Also contributing to this improvement was the Company's acquisition of Sierra Detroit Diesel Allison, Inc. ("Sierra") during April of 1997. Sales attributable to Sierra in the first six months and in the second quarter of Fiscal 1997 were $11,561,000 and $9,672,000, respectively.

The Tactical Vehicle Systems (TVS) segment sales increased $121,783,000 (615%) for the first six months and $58,065,000 (996%) in the second quarter of Fiscal 1997 compared to the same periods in Fiscal 1996. The increase in TVS segment sales reflects the increase in truck production under the "Family of Medium Tactical Vehicles" (FMTV) contract during the first six months of Fiscal 1997 compared to the same period in Fiscal 1996. This increase also reflects the minimal production during the first six months of Fiscal 1996, which resulted from the scheduled retrofit program of previously produced vehicles. See "Government Contract Status" below.

The Engineered Power Systems (EPS) segment sales increased $60 million (30%) in the first six months and $24 million (21%) in the second quarter of Fiscal 1997 compared to the same periods in Fiscal 1996. Turbine-driven equipment sales increased $33 million (48%)in the first six months and $26 million (75%) in the second quarter of Fiscal 1997 compared to the comparable periods of Fiscal 1996. Gas turbine product support group (consisting of the servicing of customers' equipment and the long-term contracting for the operation and maintenance of customers' power plants) sales increased $17 million during the first six months and $6 million in the second quarter of Fiscal 1997 compared to the same periods in Fiscal 1996. Engineered Power Systems diesel driven products sales increased $13 million in the first six months and $5 million in the second quarter of Fiscal 1997 compared to the same periods in Fiscal 1996.

The gross profit margin of 13.7% for the first six months of Fiscal 1997 decreased compared to the 16.6% gross profit margin for the same period in Fiscal 1996. The gross profit margin for the second quarter of Fiscal 1997 was 13.5% compared to 16.0% for the second quarter of Fiscal 1996. This decrease primarily reflects a change in the segment mix of sales and lower margins in the turbine-driven equipment product line. The gas turbine-driven equipment margin was negatively impacted by introduction costs associated with certain new products and a very competitive market for mature product lines.

Selling and administrative expenses for the first six months of Fiscal 1997 decreased as a percentage of sales to 8.1% compared to 10.7% for the same period in Fiscal 1996. Selling and administrative expense increased (11%) during the first six months of Fiscal 1997, but at a much slower rate than the increase in revenue, bringing SG&A closer into line with historical range.

Interest expense for the first six months of Fiscal 1997 increased to $14,429,000, up from $10,778,000 for the same period in Fiscal 1996. The increase in interest expense over the comparable period of the prior year was the result of increases in both borrowings and interest rates. The average interest rate increase reflects primarily the conversion of a large block of debt from floating rates to higher fixed rates, during the second quarter of Fiscal 1996. During the first six months of Fiscal 1997, long-term debt increased $59 million due to (i)increased working capital requirements caused by a reduction in trade payables and (ii) the acquisition of Sierra.

Other income increased to $4,451,000 in the first six months of Fiscal 1997 compared to $1,964,000 for the same period in Fiscal 1996 primarily due to increased interest income.

Net earnings of $18,110,000 ($.55 per share) were recorded for the six months ended July 31, 1997 as compared to loss of $974,000 ($.03 per share) for the six months ended July 31, 1996, which included a $20,000,000 pretax litigation charge to earnings during the second quarter of Fiscal 1996. Comparative net earnings and earnings per share for the first six months of 1996 prior to the litigation charge, were $12,026,000 and $.36 per share, respectively. Using these comparative numbers, first-half net earnings increased 51% year-to-date.

Net earnings of $8,228,000 ($.25 per share) were recorded for the second quarter of Fiscal 1997 compared to a loss of $7,687,000 ($.23 per share) for the comparable period in Fiscal 1996. Comparative net earnings and earnings per share for the second quarter of 1996 prior to the litigation charge were $5,313,000 and $.16 per share, respectively.

GOVERNMENT CONTRACT STATUS

As of July 31, 1997, the Company has produced approximately 5,942 of the 11,197 vehicles covered by the original contract plus options and additional requirements to date. The FMTV contract is a firm fixed-price multi-year contract whereby the price paid to the Company is not subject to adjustment to reflect the Company's actual costs, except costs incurred as a result of actions or inactions of the government.

Revenues and profits realized on the FMTV contract are based on the Company's estimates of total contract sales value and costs at completion. The Company has incurred significant cost overruns and delivery schedule delays on the FMTV contract which the Company believes are primarily due to the government's decision to delay the testing of trucks and other government directed changes to the contract. The Company has and will continue to submit a series of Requests for Equitable Adjustments (REAs), under the FMTV contract, seeking increases in the FMTV contract price for those additional costs that relate to government caused delays and changes. Amounts in excess of agreed upon contract price for government caused delays, disruptions, unpriced change orders and government caused additional contract costs are recognized in contract value when the Company believes it is probable that the claim for such amounts will result in additional contract revenue and the amount can be reasonably estimated.

At July 31, 1997, the Company's FMTV contract accounting position reflects the expected recovery of substantial amounts in excess of the contract price for government caused delays, disruptions, unpriced change orders and other government caused additional contract costs. These REAs are in varying stages of negotiation. Although management believes that the contract provides a legal basis for the REAs and its estimates are based on reasonable assumptions and on a reasonable analysis of contract costs, due to uncertainties inherent in the estimation and REAs negotiations process, no assurances can be given that its estimates will be accurate, and variances between such estimates and actual results could be material. In the event that the Company is unable to recover a substantial portion of the additional costs, the Company may suffer a material adverse effect on its earnings during the accounting period in which such contract issues are resolved.

The funding of the contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contracts must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. The Company has received full funding for the production of approximately 10,155 vehicles through August 1998. It is anticipated that the remaining 1,042 vehicles will be funded after October 1997 when the 1998 Government fiscal year funding is approved. If the FMTV contract is terminated other than for default, the FMTV contract provides for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

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

The Interim Administrative Agreement requires the Company to maintain various internal procedures and policies intended to assure the U.S. Government that the Company is a responsible contractor. In the event that the Company or any of the indicted employees are convicted of the charges contained in the indictment, the U.S. Air Force may re-evaluate whether the Company should be suspended or debarred based on all of the facts and circumstances then known. An acquittal of all parties of the charges does not terminate the Interim Administrative Agreement and any failure by the Company to perform its obligations thereunder may also be grounds for suspension or debarment. The Company has commenced and is pursuing negotiations with the Department of Justice to resolve all charges under the indictment. The Company is not able to determine what effect, if any, that such discussions will have on the Administrative Agreement or whether such discussions will result in a suspension or debarment of the Company.

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

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at July 31, 1997 and at the close of Fiscal 1996 were as follows:



-------------------------------------------------------------------------------------------------
                                                                    July 31           January 31
                                                                     1997                1997
-------------------------------------------------------------------------------------------------
                                                                      (Dollars in millions)
Engineered Power Systems
  Equipment                                                    $    380.5             $    324.0
  Operations and Maintenance                                        294.7                  296.7
                                                               ----------             ----------
                                                               $    675.2             $    620.7

Distribution                                                         97.3                   92.2
Tactical Vehicle Systems                                            799.3                  817.3
                                                               ----------             ----------
Total                                                          $  1,571.8             $  1,530.2
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

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment was $15,352,000 for the first six months of Fiscal 1997 compared to $9,860,000 for the same period in Fiscal 1996. This increase was due in part to the construction of new facilities.

LIQUIDITY AND SOURCES OF CAPITAL

Long-term borrowings at July 31, 1997 increased from the end of Fiscal 1996. The Company has $225,000,000 in committed credit facilities which were utilized at July 31, 1997 compared to utilization of $175,000,000 at the end of Fiscal 1996. Subsequent to July 31, 1997, the Company obtained an increase in committed credit facilities to $250,000,000. The Company has additional banking relationships which provide uncommitted borrowing arrangements. These short-term borrowings increased to $38,000,000 at July 31, 1997 from $28,000,000 at the end of Fiscal 1996. In addition, the acquisition of Sierra Detroit Diesel Allison, Inc. increased long-term debt by $9 million.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on June 10, 1997. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld and abstaining or not voting as to each matter.

Election of Directors
                                                AGAINST OR
                                     FOR         WITHHELD
                                     ---        ----------
C. Jim Stewart, II               29,324,893       424,303
Jack W. Lander, Jr.              29,319,896       429,300
Bob H. O'Neal                    23,799,083     5,950,113
Jack T. Currie                   29,320,791       428,405

Approval of 1996 Director Stock Plan
                                                AGAINST OR
                                     FOR         WITHHELD      ABSTAINED
                                     ---        ----------     ---------
                                 28,528,789       861,814*      303,024

Approval of 1988 Nonstatutory Stock Option Plan (as amended
 and restated effective as of June 10,1997)
                                                AGAINST OR
                                     FOR         WITHHELD      ABSTAINED
                                     ---        ----------     ---------
                                 28,314,230     1,059,818*      319,579

Ratification of Accountants
                                                AGAINST OR
                                     FOR         WITHHELD      ABSTAINED
                                     ---        ----------     ---------
                                 29,614,291        63,416        71,489

*Broker Non-votes 55,569

Item 5.  Other Information.

During the second quarter of Fiscal 1997, the Company announced the pending sale of its construction equipment dealership. The construction equipment dealership operates in the gulf coast area and primarily distributes and services products manufactured by John Deere Construction Equipment Company and other companies engaged in the business of manufacturing earth moving equipment, forestry equipment, skidsteer equipment and utility equipment.



Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as a part of this report pursuant to Item 601 of Regulation S-K.

       See Exhibit Index.

(b)    No reports on Form 8-K were filed during the three months ended
       July 31, 1997.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     STEWART & STEVENSON SERVICES, INC.




Date: September 12, 1997             By:    /s/ Robert L. Hargrave
                                     Robert L. Hargrave
                                     Chief Executive Officer
                                     Chief Financial Officer and Chief
                                     Accounting Officer


                                        EXHIBIT INDEX

 Exhibit Number and Description


        *3.1 Third Restated Articles of Incorporation of Stewart & Stevenson Services, Inc., effective as of September 13, 1995 (Exhibit 3(a) to 10/95 10-Q).


        *3.2 Fourth Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of September 13, 1995 (Exhibit 3(b) to 10/95 10-Q).


        *4.1 Note Purchase Agreement effective May 30, 1996, between Stewart & Stevenson Services, Inc. and the Purchasers named therein (Exhibit 4 to 7/96 10-Q).


        *4.2 Rights Agreement effective March 13, 1995, between Stewart & Stevenson Services, Inc. and The Bank of New York (Exhibit 1 to Form 8-A Registration Statement under the Commission File No. 001-11443).


       *10.1 Lease Agreement effective April 15, 1997, between Miles McInnes and Faye Manning Tosch, as Lessors, and the Company, as Lessee (Exhibit 10.1 to 1/97 10-K).


       *10.2 Distributor Sales and Service Agreement effective January 1, 1996, between the Company and Detroit Diesel Corporation (Exhibit
               10.2 to 1/96 10-K).


       *10.3 Contract Number DAAE07-92-R001 dated October 11, 1991 between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U.S. Army Tank-Automotive Command, as modified (Exhibit 28.1 to Form S-3 Registration Statement under the Commission File No. 33-44149).


       *10.4 Contract Number DAAE07-92-R002 dated October 15, 1991 between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U.S. Army Tank-Automotive Command, as modified (Exhibit 28.2 to Form S-3 Registration Statement under the Commission File No. 33-44149).


       *10.5 Stewart & Stevenson Services, Inc. Deferred Compensation Plan dated as of December 31, 1979 (Exhibit 10.8 to 1/94 10-K).


       *10.6 Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan (as amended and restated effective as of June 10, 1997)(Exhibit B to 5/9/97 Proxy Statement).


       *10.7 Stewart & Stevenson Services, Inc. Supplemental Executive Retirement Plan (Exhibit 10.11 to 1/94 10-K).


       *10.8 Stewart & Stevenson Services, Inc. 1996 Director Stock Plan (Exhibit A to 5/9/97 Proxy Statement).


       *23.1 Consent of Arthur Andersen LLP, Independent Public Accountants (Exhibit 23.1 to 1/97 10-K).


        27.1   Financial Data Schedule.
     __________
     *Incorporated by reference.