Form 10-Q
period 1997-10-31
STEWART & STEVENSON SERVICES INC
filed 1997-12-15
CIK 94328

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

  (Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended October 31, 1997

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


Common Stock, Without Par Value             33,193,868 Shares
            (Class)                 (Outstanding at October 31, 1997)








PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position -- October 31, 1997 and January 31, 1997.

Consolidated Condensed Statement of Earnings -- Nine Months and Three
  Months Ended October 31, 1997 and 1996.

Consolidated Condensed Statement of Cash Flows -- Nine Months Ended October
  31, 1997 and 1996.


Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands)
                                                                       October 31           January 31
                                                                          1997                 1997
                                                                       ----------           ----------

ASSETS                                                                 (Unaudited)
CURRENT ASSETS
   Cash and equivalent                                               $   17,984           $    9,132
   Accounts and notes receivable, net                                   170,886              160,407
   Recoverable costs and accrued profits
      not yet billed                                                    159,115              156,375
   Inventories:
      Engineered Power Systems                                           76,122               54,185
      Distribution                                                      157,719              149,238
      Excess of current cost over LIFO values                           (41,110)             (39,218)
                                                                     -----------          -----------

                                                                        192,731              164,205
   Net assets of discontinued operations (Note C)                       465,598              461,971
                                                                     -----------          -----------
      TOTAL CURRENT ASSETS                                            1,006,314              952,090
                                                                     -----------          -----------


PROPERTY, PLANT AND EQUIPMENT                                           231,240              210,500
   Allowances for depreciation and
      amortization                                                     (130,198)            (118,922)
                                                                     -----------          -----------
                                                                        101,042               91,578
INVESTMENTS AND OTHER ASSETS                                             41,961               34,211
                                                                     -----------          -----------
                                                                     $1,149,317           $1,077,879
                                                                     ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                     $   49,000           $   28,000
   Accounts payable                                                      79,789              122,116
   Current income taxes                                                  71,621               65,881
   Other current liabilities                                             48,945               37,156
                                                                     -----------          -----------
      TOTAL CURRENT LIABILITIES                                         249,355              253,153

COMMITMENTS AND CONTINGENCIES (NOTE B)

LONG-TERM DEBT                                                          381,963              319,700
DEFERRED INCOME TAXES                                                     4,721                5,127
ACCRUED POSTRETIREMENT BENEFITS                                          15,178               15,091
DEFERRED COMPENSATION                                                     5,583                5,573
SHAREHOLDERS' EQUITY
   Common Stock, without par value, 100,000,000
       shares authorized; 33,205,688 and 33,132,280
       shares issued at October 31, 1997 and January 31,
       1997, respectively, including 11,820
       shares held in treasury                                          166,454              164,959
   Retained earnings                                                    326,096              314,309
                                                                     -----------          -----------
                                                                        492,550              479,268
   Less cost of treasury stock                                              (33)                 (33)
                                                                     -----------          -----------
      TOTAL SHAREHOLDERS' EQUITY                                        492,517              479,235
                                                                     -----------          -----------
                                                                     $1,149,317           $1,077,879
                                                                     ===========          ===========

See accompanying notes to consolidated condensed financial statements.




STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)
                                                   Nine Months Ended                    Three Months Ended
                                                      October 31                           October 31
                                                  ------------------                   ------------------
                                                1997             1996               1997               1996
                                                ----             ----               ----               ----
                                                     (Unaudited)                          (Unaudited)
Sales                                       $ 780,737        $ 540,236          $ 298,998          $ 231,632
Cost of sales                                 689,029          469,983            265,305            206,201
                                            ----------       ----------         ----------         ----------
Gross profit                                   91,708           70,253             33,693             25,431

Selling and administrative
 expenses                                      53,836           49,050             18,546             16,730
Interest expense                               10,545            6,056              3,399              3,288
Settlement of litigation                       10,000           20,000             10,000                  0
Other income, net                              (8,213)          (2,156)            (6,023)              (629)
                                            ----------       ----------         ----------         ----------
                                               66,168           72,950             25,922             19,389
                                            ----------       ----------         ----------         ----------
Earnings (loss) from continuing
 operations before income taxes                25,540           (2,697)             7,771              6,042
Income tax provision (benefit)                 10,150           (1,179)             4,063              2,174
                                            ----------       ----------         ----------         ----------
Earnings (loss) from continuing
 operations of consolidated
 companies                                     15,390           (1,518)             3,708              3,868

Equity in net loss of
 unconsolidated affiliates                       (206)            (163)              (184)              (126)
                                            ----------       ----------         ----------         ----------
Net earnings (loss) from
 continuing operations                      $  15,184        $  (1,681)         $   3,524          $   3,742
Net earnings (loss) from
 discontinued operations net of
 tax of $1,920, $4,323, ($1,198),
 and $1,619 (Note C)                            5,068            7,896             (1,382)             3,447
                                            ----------       ----------         ----------         ----------
Net earnings                                $  20,252        $   6,215          $   2,142          $   7,189
                                            ==========       ==========         ==========         ==========

Weighted average number of shares  of
Common Stock outstanding                       33,181           33,062             33,194             33,064
                                            ==========       ==========         ==========         ==========

Net earnings (loss) per share
 Continuing operations                      $     .46        $    (.05)         $     .11          $     .11
 Discontinued operations                          .15              .24               (.04)               .11
                                            ----------       ----------         ----------         ----------
  Net earnings per share                    $     .61        $     .19          $     .07          $     .22
                                            ==========       ==========         ==========         ==========

Cash dividends per share                    $    .255        $     .25          $    .085         $     .085
                                            ==========       ==========         ==========         ==========

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                                              Nine Months Ended
                                                                                  October 31
                                                                             ------------------
                                                                         1997                  1996
                                                                         ----                  ----
                                                                                (Unaudited)
Operating Activities
   Net earnings (loss) from continuing operations                   $   15,184            $   (1,681)
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Accrued postretirement benefits                                      87                    80
       Depreciation and amortization                                    17,416                17,305
       Deferred income taxes, net                                       (1,528)                 (551)
       Gain on sale of dealership                                       (4,317)                    0
       Change in operating assets and liabilities
         net of the effect of acquisition,
         divestiture and discontinued operations:
          Accounts and notes receivable, net                            (4,757)              (69,811)
          Recoverable costs and accrued profits not
           yet billed                                                   (2,741)               22,642
          Inventories                                                  (51,514)              (17,097)
          Accounts payable                                             (38,701)               (2,732)
          Current income taxes                                           5,802               (11,228)
          Accrued litigation settlement                                  9,206                     0
          Other current liabilities                                        841                 6,961
          Other--principally long-term assets and
           liabilities                                                  (3,195)               (2,601)
                                                                    -----------           -----------
   Net Cash Used by Continuing Operations                              (58,217)              (58,713)
   Net Cash Provided by (Used in) Discontinued
     Operations                                                          5,457               (52,376)
                                                                    -----------           -----------
   Net Cash Used In Operating Activities                               (52,760)             (111,089)
                                                                    -----------           -----------
Investing Activities
   Expenditures for property, plant and equipment                      (24,794)              (16,208)
   Proceeds from sale of dealership                                     22,773                     0
   Acquisition of business                                              (5,029)                    0
   Disposal of property, plant and equipment                             3,279                   970
                                                                    -----------           -----------
   Net Cash Used In Investing Activities                                (3,771)              (15,238)
                                                                    -----------           -----------
Financing Activities
   Additions to long-term borrowings                                    78,885               160,018
   Payments on long-term borrowings                                    (27,532)              (75,083)
   Net borrowings and payments on short-term
     notes payable                                                      21,000                51,000
   Dividends paid                                                       (8,465)               (8,265)
   Exercise of stock options                                             1,495                   309
                                                                    -----------           -----------
   Net Cash Provided By Financing Activities                            65,383               127,979
                                                                    -----------           -----------
Increase in cash and equivalents                                         8,852                 1,652
Cash and equivalents, February 1                                         9,132                 6,325
                                                                    -----------           -----------
Cash and equivalents, October 31                                    $   17,984            $    7,977
                                                                    ===========           ===========
Supplemental disclosure of cash flow information:
   Net cash paid during the period for:
     Interest payments                                              $   18,475            $   13,139
     Income tax payments                                            $    9,816            $   13,945
   Non-Cash Activities:
     Transfer of inventory to fixed assets -
      Discontinued operations                                       $   (8,727)           $        0

See accompanying notes to consolidated condensed financial statements.



STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnote disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the information furnished reflects all normal recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the nine months ended October 31, 1997 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 1998.

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

Net earnings per share of Common Stock are computed by dividing net earnings by the weighted average number of shares outstanding. Common Stock equivalents (outstanding options to purchase shares of Common Stock) are excluded from the computations as they are insignificant. The weighted average number of shares outstanding for the nine months ended October 31, 1997 includes 70,000 shares issued pursuant to exercise of stock options.

The Company's consolidated financial statements for Fiscal 1996 contain certain reclassifications to conform with the presentation used in Fiscal 1997.

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

The Company has commenced and is pursuing settlement discussions that would resolve all pending litigation arising from the Peace Shield contract. Under the proposed terms of a plea arrangement, the Company would be convicted of one count of making a false statement in connection with certain cost certifications under the Peace Shield contract. During the third quarter, the Company recognized a $10 million pre-tax charge relating to fines, penalties, restitution and other costs that have been incurred, or would be incurred, as a result of the settlement of the pending litigation.

If the Company or any of the individuals are convicted of any charges under the indictment, whether after trial or as a result of a plea arrangement, the Company could also be suspended or debarred from entering into new contracts or subcontracts with agencies of the U.S. Government or receiving the benefit of federal assistance payments for the duration of such suspension or debarment. Any such suspension could prevent the Company from receiving future modifications to the Family of Medium Tactical Vehicle ("FMTV") contract unless the Secretary of the Army finds a compelling need to enter into such modification. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank ("EXIM Bank"), Overseas Private Investment Corporation ("OPIC") and similar government agencies during a suspension or debarment. The Engineered Power Systems segment frequently sells equipment to customers that rely on financial commitments from EXIM Bank and/or OPIC. Any such suspension or debarment could have a material adverse impact on the Company's financial condition and results of operations.

The Company is a party to an arbitration proceeding before the American Arbitration Association in Houston, Texas in which Engineering Design Group, Inc. ("EDG") has asserted approximately $17 million in claims against the Company, and the Company has asserted approximately $18 million in claims against EDG relating to a turnkey contract for the construction and installation of a power plant in Argentina by EDG. The Company is not able to make a reasonable estimate of the possible outcome of this matter. It is vigorously defending the claims that have been asserted against it and is pursuing the claims it has made against EDG. If EDG is successful on its claims against the Company and the damages are not offset in whole or in part by the Company's claims against EDG, the Company's results of operations for the reporting period in which these claims are resolved, could be adversely affected.

The Company is also a party to an arbitration proceeding before the American Arbitration Association in San Francisco, California in which Noell, Inc. ("Noell") has asserted approximately $6 million in damages arising from the sale of turbine-driven equipment for installation in power plants located in Ceres, California and Lodi, California. The Company believes that it has meritorious defenses to the claims asserted by Noell and is vigorously defending this matter but cannot predict the outcome.

The Company is a defendant in a number of other lawsuits relating to contractual, product liability, personal injury and warranty matters and otherwise of the type normally incident to the Company's business. Management is of the opinion that such lawsuits will not result in any material liability to the Company. The Company has not established any reserves or accruals for any potential liability that may be subsequently found in any of the foregoing cases, except as indicated above.

Note C--Discontinued Operations

On September 22, 1997 the Company and the General Electric Company announced the signing of a definitive agreement pursuant to which General Electric Company will buy the Company's Gas Turbine Division for $600 million, subject to adjustments. The Gas Turbine Division designs, engineers, manufactures and markets engine-driven equipment (including associated spare parts) utilizing combustion turbine engines supplied by independent manufacturers. It also packages equipment and associated systems for the generation of electricity or mechanical drive applications incorporating combustion turbine engines, provides spare parts for, and services and overhauls combustion turbine powered equipment, provides operation and maintenance service for power generation and petroleum production facilities, except such services for reciprocating engines, markets technical and support services for combustion turbine-driven equipment, and provides project consulting and development services that complement its combustion turbine-driven product lines.

The results of the Gas Turbine Division have been classified as discontinued operations in the accompanying financial statements. Net assets of the discontinued operations at October 31, 1997, consists primarily of inventories and receivables. Included in net earnings from discontinued operations for the nine months ended October 31, 1997 is a post-measurement date loss of $356,000, which includes $1,243,000 of allocated interest. Interest expense of $9,948,000 was allocated during the premeasurement period of Fiscal 1997 to the discontinued operation based on the ratio of net assets to be discontinued to the sum of total net assets of the consolidated entity. The Company anticipates a gain on the sale, however, it cannot be reasonably estimated at this time.

Summarized operating results of discontinued operations are as follows:

(In thousands)                               Nine Months Ended                 Three Months Ended
                                                 October 31                        October 31
                                             ------------------                 ------------------
                                           1997             1996               1997             1996
                                           ----             ----               ----             ----
                                                 (Unaudited)                        (Unaudited)
Sales                                $  295,415       $  256,864         $  101,833        $  105,202
Gross profit                             43,015           49,059              8,735            17,267
Provision (benefit) for
 income taxes                             1,920            4,323             (1,198)            1,619
Net earnings (loss) from
 discontinued operations
 net of tax                               5,068            7,896             (1,382)            3,447

Note D -- Divestiture

On October 6, 1997 the Company sold its construction equipment dealership for $30.2 million. The construction equipment dealership operated in the gulf coast territory of Texas and primarily distributed, and provided services for, products manufactured by John Deere Construction Equipment Company and other companies engaged in the business of manufacturing earth moving equipment, forestry equipment, skidsteer equipment, and utility equipment. An estimated gain of $4.3 million was recognized on the sale, however this gain is subject to adjustments.

Item #2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                                              Nine Months Ended                   Three Months Ended
                                                 October 31                           October 31
                                             ------------------                   ------------------
                                           1997               1996               1997              1996
                                           ----               ----               ----              ----
Sales                                     100.0%              100.0%             100.0%            100.0%
Cost of sales                              88.3                87.0               88.7              89.0
                                          ------              ------             ------            ------
Gross profit                               11.7                13.0               11.3              11.0

Selling and administrative
 expenses                                   6.9                 9.1                6.2               7.2
Interest expense                            1.3                 1.1                1.1               1.4
Settlement of litigation                    1.3                 3.7                3.4                .0
Other income, net                          (1.1)                (.4)              (2.0)              (.2)
                                          ------              ------             ------            ------
                                            8.4                13.5                8.7               8.4
                                          ------              ------             ------            ------

Earnings (loss) from
 continuing operations
 before income taxes                        3.3                 (.5)               2.6               2.6
Income taxe provision (benefit)             1.3                 (.2)               1.4                .9
                                          ------              ------             ------            ------
Earnings (loss) from
 continuing operations of
 consolidated companies                     2.0%                (.3)%              1.2%              1.7%
Equity in net loss of
 unconsolidated affiliates                  (.0)                (.0)               (.0)              (.1)
                                          ------              ------             ------            ------
Net earnings (loss) from
 continuing operations                      2.0%                (.3)%              1.2%              1.6%
Earnings (loss) from
 discontinued operations net
 of tax                                      .6                 1.5                (.5)              1.5
                                          ------              ------             ------            ------
  Net earnings                              2.6%                1.2%                .7%              3.1%
                                          ======              ======             ======            ======

Sales from continuing operations for the first nine months of the year ending January 31, 1998 ("Fiscal 1997") increased 45% to $780,737,000 compared to sales of $540,236,000 for the same period of the year ended January 31, 1997 ("Fiscal 1996"). Sales for the third quarter increased $67,366,000 (29%) compared to same period Fiscal 1996.

The Distribution segment's Fiscal 1997 sales increased $67,099,000 (19%) in the first nine months and $34,235,000 (28%) in the third quarter of Fiscal 1997 compared to the same periods in Fiscal 1996. A strengthening oil and gas market served by the Company's Distribution territory contributed to this improvement. Also contributing to this improvement was the Company's acquisition of Sierra Detroit Diesel Allison, Inc. ("Sierra") during April of 1997. Sales attributable to Sierra in the first nine months and in the third quarter of Fiscal 1997 were $20,763,000 and $9,202,000, respectively.

The Tactical Vehicle Systems (TVS) segment sales increased $145,212,000 (147%) for the first nine months and $23,430,000 (30%) in the third quarter of Fiscal 1997 compared to the same periods in Fiscal 1996. The increase in TVS segment sales reflects the increase in truck production under the "Family of Medium Tactical Vehicles" (FMTV) contract during the first nine months of Fiscal 1997 compared to the same period in Fiscal 1996. This increase also reflects the minimal production during the first nine months of Fiscal 1996, which resulted from the scheduled retrofit program of previously produced vehicles. See "Government Contract Status" below.

The Engineered Power Systems (EPS) segment sales portion from continuing operations increased $28 million (36%) in the first nine months and $10 million (33%) in the third quarter of Fiscal 1997 compared to the same periods in Fiscal 1996. This increase in both the quarter and the nine months is primarily the result of increased sales of oil field service equipment.

The gross profit margin from continuing operations of 11.7% for the first nine months of Fiscal 1997 decreased compared to the 13.0% gross profit margin for the same period in Fiscal 1996. This decrease primarily reflects a change in the segment mix of sales. The gross profit margin for the third quarter of Fiscal 1997 was 11.3% compared to 11.0% for the third quarter of Fiscal 1996.

Selling and administrative expenses from continuing operations for the first nine months of Fiscal 1997 decreased as a percentage of sales to 6.9% compared to 9.1% for the same period in Fiscal 1996. Selling and administrative expense increased 9.8% during the first nine months of Fiscal 1997 as compared to Fiscal 1996, but at a much slower rate than the increase in revenue, bringing SG&A closer into line with historical range.

Interest expense from continuing operations for the first nine months of Fiscal 1997 increased to $10,545,000, up from $6,056,000 for the same period in Fiscal 1996. The increase in interest expense over the comparable period of the prior year was the result of increases in both borrowings and interest rates. The average interest rate increase reflects primarily the conversion of a large block of debt from floating rates to higher fixed rates, during the second quarter of Fiscal 1996. During the first nine months of Fiscal 1997, long-term debt increased $62 million due to (i)increased working capital requirements caused by a reduction in trade payables and (ii) the acquisition of Sierra.

Other income from continuing operations increased to $8,213,000 in the first nine months of Fiscal 1997 compared to $2,156,000 for the same period in Fiscal 1996 primarily due to increased interest income, gains recognized on the sale of the construction equipment dealership of approximately $4,317,000 and the sale of corporate real estate.

Net earnings from continuing operations of $15,184,000 ($.46 per share) were recorded for the nine months ended October 31, 1997 as compared to a net loss of $1,681,000 ($.05 per share) for the nine months ended October 31, 1996, which included pretax litigation charges to earnings during the third quarter of Fiscal 1997 ($10,000,000) and the second quarter of Fiscal 1996 ($20,000,000). Comparative net earnings and earnings per share for the first nine months of Fiscal 1997 and Fiscal 1996 prior to the litigation charges were $22,763,000 ($.69 per share) and $11,319,000 ($.34 per share), respectively. Earnings from discontinued operations of $5,068,000 ($.15 per share) were recorded for the nine months ended October 31, 1997 as compared to net earnings $7,896,000 ($.24 per share) for the comparable period in Fiscal 1996.

Net earnings from continuing operations of $3,524,000 ($.11 per share) were recorded for the third quarter of Fiscal 1997 compared to a net earnings of $3,742,000 ($.11 per share) for the comparable period in Fiscal 1996. Comparative net earnings for the third quarter of Fiscal 1997 prior to the litigation charge were $11,103,000 ($.33 per share). A loss of $1,382,000 ($.04 per share) from discontinued operations was recorded in the third quarter of Fiscal 1997 as compared to earnings of $3,447,000 ($.11 per share) in the comparable period of Fiscal 1996. (See Note C.)

GOVERNMENT CONTRACT STATUS

As of October 31, 1997, the Company has produced approximately 6,859 of the 11,404 vehicles covered by the original FMTV contract plus options and additional requirements to date. The FMTV contract is a firm fixed-price multi-year contract and the price paid to the Company is not subject to adjustment to reflect the Company's actual costs, except costs incurred as a result of actions or inactions of the government.

Revenues and profits realized on the FMTV contract in each accounting period are based on the Company's estimates of total contract sales value and costs at completion. The Company has incurred significant cost overruns and delivery schedule delays on the FMTV contract which the Company believes are primarily due to the government's decision to delay the testing of trucks and other government directed changes to the contract. The Company has and will continue to submit a series of Requests for Equitable Adjustments (REAs) under the FMTV contract seeking increases in the FMTV contract price for those additional costs that relate to government caused delays and changes. Amounts in excess of agreed upon contract price for government caused delays, disruptions, unpriced change orders and government caused additional contract costs are recognized in contract value when the Company believes it is probable that the claim for such amounts will result in additional contract revenue and the amount can be reasonably estimated.

At October 31, 1997, the Company's FMTV contract accounting position reflects the expected recovery of substantial amounts in excess of the contract price for government caused delays, disruptions, unpriced change orders and other government caused additional contract costs. These REAs are in varying stages of negotiation. Although management believes that the contract provides a legal basis for the REAs and its estimates are based on reasonable assumptions and on a reasonable analysis of contract costs, due to uncertainties inherent in the estimation and REAs negotiations process, no assurances can be given that its estimates will be accurate, and variances between such estimates and actual results could be material. In the event that the Company is unable to recover a substantial portion of the additional costs, or other estimates or assumptions on which the estimated cost to complete is based are inaccurate, the Company may suffer a material adverse effect on its earnings during the accounting period in which such contract issues are resolved.

The funding of the FMTV contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contracts must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. The Company has received full funding for the production of all 11,404 vehicles covered by the FMTV contract at the end of the third quarter.

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

The Interim Administrative Agreement requires the Company to maintain various internal procedures and policies intended to assure the U.S. Government that the Company is a responsible contractor. In the event that the Company or any of the indicted employees are convicted of the charges contained in the indictment, the U.S. Air Force may re-evaluate whether the Company should be suspended or debarred based on all of the facts and circumstances then known. An acquittal of all parties of the charges does not terminate the Interim Administrative Agreement and any failure by the Company to perform its obligations thereunder may also be grounds for suspension or debarment. The Company has commenced and is pursuing negotiations with the Department of Justice to resolve all charges under the indictment. Under the terms of a proposed plea arrangement, the Company would be convicted of making a false statement. The Company is not able to determine what effect, if any, that such conviction would have on the Administrative Agreement or whether such conviction will result in a suspension or debarment of the Company.

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

CERTAIN INVENTORY VALUES

The Engineered Power Systems segment's inventory at October 31, 1997 includes approximately $19,100,000 of costs on a certain U.S. Government contract in excess of contractual authorization. On September 25, 1997, the Armed Services Board of Contract Appeals (ASBCA) awarded the Company excess costs of $5,326,494 plus interest and profit. The Company has filed a motion for reconsideration. Management's position, supported by outside counsel which specializes in government procurement law, is that the Company will recover an amount in excess of the inventory carrying value. In the event that the ASBCA does not revise its award, the Company will seek review of those findings by the Court of Appeals for the Federal Circuit.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at October 31, 1997 and at the close of Fiscal 1996 were as follows:



-------------------------------------------------------------------------------------------------
                                                                  October 31          January 31
                                                                     1997                1997
-------------------------------------------------------------------------------------------------
                                                                      (Dollars in millions)
Engineered Power Systems
  Discontinued Operations                                      $    607.7             $    574.6
  Continuing Operations                                              55.0                   46.1
                                                               ----------             ----------
                                                               $    662.7             $    620.7

Distribution                                                         92.5                   92.2
Tactical Vehicle Systems                                            638.1                  817.3
                                                               ----------             ----------
Total                                                          $  1,393.3             $  1,530.2
                                                               ==========             ==========

Unfilled orders of the Tactical Vehicle Systems segment consists principally of the contracts awarded in October 1991, by the United States Department of the Army, to manufacture medium tactical vehicles, and options under the FMTV contract that have been exercised by the U.S. Army to purchase additional vehicles.


CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment was $24,794,000 for the first nine months of Fiscal 1997 compared to $16,208,000 for the same period in Fiscal 1996. This increase was due in part to the construction of new facilities.

LIQUIDITY AND SOURCES OF CAPITAL

Long-term borrowings at October 31, 1997 increased from the end of Fiscal 1996. The Company has $250,000,000 in committed credit facilities, of which $225,000,000 is utilized at October 31, 1997, compared to $225,000,000 committed with utilization of $175,000,000 at the end of Fiscal 1996. The Company has additional banking relationships which provide uncommitted borrowing arrangements. These short-term borrowings increased to $49,000,000 at October 31, 1997 from $28,000,000 at the end of Fiscal 1996. In addition, the acquisition of Sierra Detroit Diesel Allison, Inc. increased long-term debt by $9 million. With the pending sale of the Company's Gas Turbine Division (See Note C), management believes that the Company's current credit facilities are adequate to meet its foreseeable cash requirements.

On August 25, 1997, the banks' commitments under the Company's revolving credit notes increased from $225,000,000 to $250,000,000. All other terms, including maturity and pricing, under the revolving credit facility remain the same as previously reported in the Company's annual report on Form 10-K.

The Company previously announced that a portion of the proceeds from the sale of the Gas Turbine Division would be used to retire up to $300 million in bank debt and to repurchase up to $120 million of the Company's Common Stock.




PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

See Note B to the Consolidated Condensed Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as a part of this report pursuant to Item 601 of Regulation S-K.

       See Exhibit Index.

(b) The following report on Form 8-K was filed during the three months ended October 31, 1997.

       Form 8-K Reporting Date - October 3, 1997
       Items reported - Item 5.  Other Events (GE Transaction Agreement)

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     STEWART & STEVENSON SERVICES, INC.




Date: December 15, 1997       By:    /s/ Robert L. Hargrave
                                     Robert L. Hargrave
                                     Chief Executive Officer
                                     Chief Financial Officer and Chief
                                     Accounting Officer
              EXHIBIT INDEX

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