Form 10-K
period 1998-01-31
STEWART & STEVENSON SERVICES INC
filed 1998-05-01
CIK 94328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1998 ("Fiscal 1997") or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     Aggregate market value of voting securities held by nonaffiliates as of March 3, 1998:

                                  $678,403,239

Number of shares outstanding of each of the issuer's classes of common stock, as of March 3, 1998:

Common Stock, Without Par Value                          31,188,188 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                    Part of Form 10-K
--------                                                    -----------------
Proxy Statement for the 1998 Annual Meeting of Shareholders       Part III



PART I


Item 1.  Business.

Stewart & Stevenson  Services,   Inc.  (together  with  its  wholly-owned
subsidiaries, the "Company" or "Stewart & Stevenson") was founded in Houston, Texas in 1902 and was incorporated under the laws of the State of Texas in 1947. Since its beginning, the Company has been primarily engaged in the custom fabrication of engine driven products. Stewart & Stevenson consists of three business segments: the Power Products segment (formerly known as the Distribution segment), the Tactical Vehicle Systems segment and the Engineered Power Systems segment. Effective as of January 31, 1998, the Company sold the net assets of its Gas Turbine Operations Division to the General Electric Company ("GE") for $600 million, subject to adjustment and the assumption by GE of certain liabilities. The business of the Gas Turbine Operations Division was conducted within the Engineered Power Systems segment of the Company. Operating results of the Gas Turbine Operations Division have been segregated from continuing operations and reported as a separate line item on the Consolidated Statement of Earnings. The Company has restated its prior financial statements to present the operating results of the Gas Turbine Operations Division as a discontinued operation. The assets and liabilities of such operations at January 31, 1997 have been reflected as a net current asset based substantially on the original classification of such assets and liabilities.

The Power Products segment was renamed (formerly known as the Distribution segment) because a significant portion of its sales involves value added engine driven equipment. The Power Products segment markets industrial equipment and related parts manufactured by others and provides in-shop and on-site repair services for such products. This segment began operations in 1938 and currently markets Detroit Diesel engines, General Motors Electro-Motive diesel engines, Allison transmissions, Waukesha natural gas engines, Deutz diesel engines, Hyster material handling equipment, Thermo King transport refrigeration units and John Deere construction, utility and forestry equipment. The Power Products segment markets primarily in the Southern and Western United States, as well as in Mexico, Venezuela, Colombia and Central America.

The Tactical Vehicle Systems segment has received contracts with the United States Department of Defense to manufacture the U.S. Army's next generation of medium tactical vehicles (the "Family of Medium Tactical Vehicles" or "FMTV"). The FMTV contracts call for the production of approximately 11,000 newly-designed 2 1/2-ton and 5-ton trucks in several configurations, including troop carriers, wreckers, cargo trucks, vans and dump trucks. All variants of the FMTV incorporate a high level of common parts. Manufacturing of the FMTV is being performed by the Company's Tactical Vehicle Systems segment at a facility located near Houston, Texas. During Fiscal 1997, the Company began negotiations with the U.S. Army for new contracts to produce additional FMTV's under a multi-unit contract on a sole source basis. These negotiations are expected to be completed during Fiscal 1998, and, if the contract is awarded to the Company, it is anticipated that production will begin in Fiscal 1999.

The composition of businesses in the Engineered Power Systems segment changed significantly in Fiscal 1997. The Company sold the net assets of its Gas Turbine Operations Division which designed, engineered, serviced and marketed engine-driven equipment utilizing gas turbine engines supplied by independent manufacturers. The Gas Turbine Operations Division was a leading packager of aeroderivative gas turbine engines for electrical power generation. The Gas Turbine Operations Division also offered operation and maintenance contracts for large gas turbine projects and petroleum production facilities. Following the sale of the Gas Turbine Operations Division, the Engineered Power Systems segment consists primarily of manufacturing airline ground support equipment (including tow tractors, air start units, electrical ground power units, and air conditioning units) and oil field well servicing equipment (including fracturing equipment, slurry/chemical blenders, chemical additive systems, acidizing equipment, nitrogen purging systems, cementing equipment, coiled tubing units and capital drilling equipment such as blowout preventers, riser systems, blowout preventer controls, gate valves, chokes and check valves, manifolds and surface test trees). In addition, the Company manufactures gas compression equipment using reciprocating engines and recently entered the business of leasing and servicing gas compression equipment in Wyoming and the surrounding Rocky Mountain area.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1997" commenced on February 1, 1997 and ended on January 31, 1998. Identifiable assets at the close of Fiscal 1997, 1996 and 1995 and net sales, operating profit and export sales for such fiscal years for the Company's business segments and sales to customers which exceed 10% of consolidated sales are presented under "Industry Segment Data" in the Notes to the Consolidated Financial Statements in Note 3.

POWER PRODUCTS SEGMENT

Power Products Segment. Stewart & Stevenson markets industrial equipment, components, replacement parts, accessories and other materials supplied by independent manufacturers and provides in-shop and on-site repair services for diesel-driven equipment. The following table contains the name of each significant manufacturer with whom the Company presently maintains a distribution contract, a description of the products and territories covered thereby and the expiration date thereof.



                                                                                                         Expiration
Manufacturer                      Products                         Territories                              Date

Detroit Diesel Corporation        Heavy Duty High Speed            Texas, Colorado, Northern                1998
("Detroit Diesel")                Diesel Engines                   California, New Mexico,
                                                                   Wyoming, Nebraska,
                                                                   Louisiana, Mississippi,
                                                                   Alabama, Venezuela and
                                                                   Colombia


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

Allison Transmission              On- and Off-Highway              Texas, Colorado , Northern               1998
Division of General Motors        Automatic Transmissions,         California, New Mexico,
Corporation ("Allison")           Power Shift Transmissions        Wyoming, Nebraska,
                                  and Torque Converters            Louisiana, Mississippi,
                                                                   Alabama, Venezuela and
                                                                   Colombia


Hyster Company                    Material Handling Equipment      Texas                                     *

John Deere Industrial             Construction, Utility and        Wyoming                                   *
Equipment Company                 Forestry Equipment

Thermo King Corporation           Transport Refrigeration          Southeast Texas and                      1999
                                  Equipment                        Southern Louisiana


Waukesha Engine Division of       Natural Gas Industrial           Colorado, Northern                       2000
Dresser Industries, Inc.          Engines                          California, Montana, North
                                                                   Dakota, Oklahoma, Wyoming,
                                                                   New Mexico, Utah, Oregon,
                                                                   Hawaii, Kansas, Arizona,
                                                                   California, Washington,
                                                                   Nevada and Colombia

KHD - Deutz Corporation           Diesel Engines                   Colorado, Wyoming,                        *
                                                                   Arizona, New Mexico,
                                                                   Washington and Alaska

------------------------

*No expiration date. Agreements may be terminated by written notice of termination.

Distribution agreements generally require the Company to purchase and stock the products and repair parts covered thereby for resale to end users, original equipment manufacturers or independent dealers within the franchise area of distribution. Such agreements also require the Company to provide after-sale service within its designated territory and may contain provisions prohibiting the sale of competitive products within the franchise territory. The Power Products segment operations are conducted at branch facilities located in major cities within the Company's franchised area of distribution. New products are marketed primarily under the trademarks and the trade names of the original manufacturer.

The Company's principal distribution agreements are subject to early termination by the suppliers for a variety of causes, including a change in control or a change in the principal management of the Company. Although no assurance can be given that such distribution agreements will be renewed beyond their expiration dates, they have been renewed regularly.

Manufacturing Operations. The Power Products segment also manufactures and sells generator sets and mechanical drive packages using reciprocating engines fueled with diesel, natural gas, or both. Generator sets range in size from 20 kw to 12,700 kw and are based on engines supplied by companies with whom the Power Products segment has a distributor or packaging agreement. The Company undertakes the selection of the appropriate engine and generator based on the intended application and fabricates the completed package according to a design developed specifically to fit the needs of the customer. Reciprocating engine-driven generator sets are marketed by the Company as both standby power sources for emergency use and as prime power sources to supply electricity at remote locations.

In addition to reciprocating engine-driven power systems, the Power Products segment manufactures and sells snow removal equipment and wheel chair lifts. Some products manufactured by the Power Products segment are based upon proprietary designs owned by the Company and others are based upon designs owned by others and licensed to the Company.

Operations of the Power Products segment accounted for approximately 53%, 62% and 59%, respectively, of consolidated sales during Fiscal 1997, 1996 and 1995. The Power Products segment's marketing units regularly sell certain products manufactured by the Engineered Power Systems segment and also sell to military and airline users. In both cases, such sales are included in the Power Products segment.

TACTICAL VEHICLE SYSTEMS SEGMENT

In October 1991, the United States Department of Defense selected Stewart & Stevenson to manufacture the next generation of FMTV trucks for the U.S. Army and awarded the Company contracts for the production of 2 1/2-ton and 5-ton trucks, spare parts and logistical support. The Family of Medium Tactical Vehicles is the U.S. Army's next generation of basic transportation vehicle for personnel and materials. As such, the FMTV is produced in several variants to carry troops and cargo, including cargo beds, vans, troop carriers, wreckers, dump trucks and tractors. In addition, several of the vehicles are specially configured for airdrop operation. Although more than ten configurations of the FMTV are being produced, a high degree of common components is incorporated in the Stewart & Stevenson design.

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

Operations of the Tactical Vehicle Systems segment accounted for approximately 36%, 24% and 27%, respectively, of consolidated sales in Fiscal 1997, 1996 and 1995. The United States Government is the predominant customer of the Tactical Vehicle Systems segment, accounting for practically all of the sales of this segment in Fiscal 1997, 1996 and 1995. The loss of this customer would have a material adverse effect on the Company's consolidated future financial condition and results of operation. For additional information on the Tactical Vehicle Systems segment, see Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations - Tactical Vehicle Systems' Contract Status.

ENGINEERED POWER SYSTEMS SEGMENT

Stewart & Stevenson is a leading manufacturer of coil tubing units, well stimulation equipment and other equipment for the oilfield service industries. Most of the Company's well stimulation equipment is manufactured according to the Company's proprietary designs and incorporates advanced microprocessor-based systems to automatically control the pressures, density and other characteristics of the high pressure fluids used to fracture oil-bearing formations. Other oilfield equipment includes blowout preventors, riser systems and high pressure valves for the drilling and workover industry.

Stewart & Stevenson also manufactures a complete line of aircraft ground support equipment, including gate tractors, air-start units, ground power equipment and air conditioning systems.

During Fiscal 1997, Stewart & Stevenson's Gas Turbine Operations Division designed, engineered and marketed engine-driven equipment utilizing aeroderivative gas turbine engines manufactured by independent suppliers and provided operation and maintenance services. As previously mentioned, the Company sold its Gas Turbine Operations Division to the General Electric Company. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations.

Operations of the Engineered Power Systems segment related to continuing operations accounted for approximately 11%, 14% and 14%, respectively, of consolidated sales during Fiscal 1997, 1996 and 1995. As a custom packager of engine-driven equipment, the Company designed its products to meet the specific needs of its customers in a variety of applications. Both equipment and services were sold under the "Stewart & Stevenson" name throughout the world.

Effective as of March 30, 1998, the Company completed the acquisition of the assets of Compression Specialties, Inc. for approximately $9.45 million. The Company plans to use this acquisition as a strategic entrance into the business of leasing and servicing gas compression equipment in the state of Wyoming and the surrounding Rocky Mountain area.

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

The Power Products segment competes with distributors for other manufacturers in the sale of original equipment, with the manufacturers and distributors of non-original equipment parts for the sale of spare parts and with independent repair shops for in-shop and on-site repair services.

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

UNFILLED ORDERS

Stewart & Stevenson's unfilled orders consist of written purchase orders, letters of intent and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders relating to continuing operations at the close of Fiscal 1997 and Fiscal 1996 were as follows:

                                               Estimated percentage to be
                                                     recognized in                Fiscal         Fiscal
                                                      Fiscal 1998                  1997           1996
                                                                                   (Dollars in millions)

Power Products                                              100%                     $69.6          $92.2
Tactical Vehicle Systems                                     95%                     487.0          817.3
Engineered Power Systems                                    100%                      57.5           46.1
                                                                               ============   ============
                                                                                   $ 614.1        $ 955.6
                                                                               ============   ============


Unfilled orders of the Tactical Vehicle Systems segment consists principally of the contracts awarded in October 1991 by the United States Department of the Army to manufacture medium tactical vehicles, and options under the FMTV contract that have been exercised by the U.S. Army to purchase additional vehicles and services.

EMPLOYEES

At March 1, 1998, the Company employed approximately 3,665 persons. The Company considers its employee relations to be satisfactory.

Item 2.  Properties.

The Company maintains its corporate executive and administrative offices (which occupy about 64,000 square feet of space leased from a limited partnership in which the Company owns an 80% limited partnership interest) at 2707 North Loop West, Houston, Texas.

Activities of the Power Products segment are coordinated from Houston, where the Company owns 320,000 square feet of space at three locations and leases 31,000 square feet in one location devoted to equipment and parts sales and service. To service its distribution territory (See "Item 1. Business -- Power Products Segment"), Stewart & Stevenson maintains Company-operated facilities occupying 570,000 square feet of owned space and 344,000 square feet of leased space in 26 cities in Texas, Louisiana, Colorado, New Mexico, Wyoming, Utah, North Dakota, Kansas, Washington, Georgia and California.

The Tactical Vehicle Systems segment is located in a 500,000 square foot Company-owned facility near Houston, Texas. The Tactical Vehicle Systems segment also leases 147,000 square feet of warehousing facilities in Houston, Texas.

Stewart & Stevenson's Engineered Power Systems segment is headquartered in Houston, where the Company owns approximately 575,000 square feet and leases approximately 41,000 square feet of space devoted to manufacturing, warehousing and administration. The Company also owns a high pressure valve manufacturing facility in Jennings, Louisiana (89,000 square feet). The Company also has facilities in Aberdeen, Scotland and Abu Dhabi.

The Company considers all property owned or leased by it to be well maintained, adequately insured and suitable for its purposes.

Item 3.  Legal Proceedings.

See Note 6 to the Consolidated Financial Statements which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant's  Common Equity and Related  Stockholder
Matters.

The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol: SSSS. There were 722 shareholders of record as of March 3, 1998. The following table sets forth the high and low sales prices relating to the Company's Common Stock and the dividends declared by the Company in each quarterly period within the last two fiscal years.


                                              Fiscal                                           Fiscal
                                               1997                                             1996
                           ---------------------------------------------    ---------------------------------------------

                                High           Low          Dividend             High           Low          Dividend

First Quarter                  $27 1/2        19 3/8           0.085           $29 3/4         $23 1/4         $0.080
Second Quarter                  28 3/8        23 3/8           0.085            30 1/2          19 3/4          0.085
Third Quarter                   29 1/4        21               0.085            23 3/4          19 5/8          0.085
Fourth Quarter                  26 3/16       20 7/8           0.085            29 1/4          21              0.085

Item 6.  Selected Financial Data.

The Selected Financial Data set forth below should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of
Operations." The Company has restated its prior financial statements to present the operating results of the Gas Turbine Operating Division as a discontinued operation.

Stewart & Stevenson Services, Inc.
CONSOLIDATED FINANCIAL REVIEW




--------------------------------------------------- -------------- --------------- --------------- --------------- ---------------
(Dollars in thousands, except per share data)              Fiscal          Fiscal          Fiscal          Fiscal          Fiscal
                                                             1997            1996            1995            1994            1993
--------------------------------------------------- -------------- --------------- --------------- --------------- ---------------
Financial Data:
Sales                                                  $1,115,034      $  825,187      $  702,324      $  596,003      $  496,475
Earnings (loss) from continuing operations
  before income taxes                                     (22,190)          6,651          32,892          27,323          17,546
Net earnings  (loss) from continuing operations(1)        (14,505)          4,768          20,698          16,215           9,464
Net earnings from discontinued operations                   5,424          12,083          41,105          51,343          47,316
Gain on discontinued operations                            61,344               -               -               -               -
Net Earnings                                               52,263          16,851          61,803          67,588          56,780


Total assets                                            1,252,647       1,079,159         948,626         786,520         590,295

Short-Term Debt (including current portion
  of Long-Term Debt)                                      261,000          29,100          66,100          43,344           7,219
Long-Term Debt                                            147,166         319,700         210,800         116,900          68,000

Per Share Data:
Earnings (loss) from continuing operations                $ (0.44)          $0.14           $0.63           $0.49           $0.29
Earnings from discontinued operations                        0.16            0.37            1.24            1.56            1.44
Gain on discontinued operations                              1.85               -               -               -               -

Net earnings per share - Basic and Diluted                  $1.57            $.51           $1.87           $2.05           $1.73
Cash dividends declared                                      0.34           0.335            0.31            0.27            0.23

(1) The net earnings (loss) from continuing operations for Fiscal 1997 and Fiscal 1996 includes special items, net of tax, of $39,086 and $12,600, respectively. Refer to Item 7 for detail analysis.

----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis, as well as the accompanying Consolidated Financial Statements and related footnotes, will aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information.

SUMMARY TABLES

The following table sets forth for the periods indicated (i) the percentages which certain items reflected in the Company's bear to consolidated sales of the Company and (ii) the percentage increase (decrease) of such items as compared to the indicated prior period:


                                                               Relationship to
                                                             Consolidated Sales                                Growth Rate
--------------------------------------------- -------------------------------------------------- ---------------------------------
                                                       Fiscal           Fiscal           Fiscal                   Fiscal
                                                         1997             1996             1995        1996-1997        1995-1996
--------------------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Sales                                                   100.0%          100.0%            100.0%          35.1%          17.5%
Cost of sales                                            92.6            87.6              86.5           42.9           19.0
                                              ---------------- ---------------- ----------------
Gross profit                                              7.4             12.4             13.5           (19.2)          8.1
Selling and administrative expenses                       6.8              8.1              8.2            12.6          16.7
Interest expense                                          1.4              1.5              1.0            23.8          69.9
                                                          1.5
Settlement of litigation and special charge               2.1              2.4                -            16.8           N/A
Gain on sale of the Houston John Deere
  franchise                                               (.4)               -                -             N/A           N/A
Other income, net                                         (.5)             (.4)             (.4)           36.3          28.3
                                              ---------------- ---------------- ----------------
                                                          9.4             11.6              8.8             9.5          54.7
                                              ---------------- ---------------- ----------------
Earnings (loss) from continuing
  operations before income taxes                         (2.0)              .8              4.7

Income tax expense (benefit)                              (.7)              .2              1.8
                                              ---------------- ---------------- ----------------
   Earnings (loss) from continuing
   operations
     of consolidated companies                           (1.3)              .6              2.9
   Equity in net earnings of
    unconsolidated affiliates                               -                -               .1
                                              ---------------- ---------------- ----------------
Net earnings (loss) from
  continuing operations                                  (1.3)%            .6%              3.0%
                                              ================ ================ ================

 N/A:  Not applicable or meaningful

The following tables present both the contribution to sales and operational profit from each of the Company's business segments, as well as the growth rate year to year achieved by these segments.

Business Segment Highlights
------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------


                                                             Sales                                 Growth Rate
                            -----------------------------------------------------------------------------------------------------
                                       Fiscal                  Fiscal                  Fiscal                 Fiscal
                                        1997                    1996                    1995       1996-1997      1995-1996
                            -----------------------------------------------------------------------------------------------------

Power Products                     $580,490    52%        $508,305    62%         $416,229    59%        14%           22%
Tactical Vehicle Systems            396,734    36          200,916    24           189,009    27         97             6
Engineered Power Systems            124,194    11          114,706    14            96,045    14          8            19
Other                                13,616     1            1,260     -             1,041    -         N/A            21
                            ------------------------------------------------------------------------
                                 $1,115,034   100%        $825,187   100%         $702,324   100%        35            17
                            ========================================================================



                                                       Operating Profit                                  Growth Rate

                            ------------------------------------------------------------------------------------------------
                                       Fiscal                  Fiscal                 Fiscal                Fiscal
                                        1997                    1996                   1995        1996-1997      1995-1996
----------------------------------------------------------------------------------------------------------------------------

Power Products                      $36,031  147%          $21,504    45%          $23,590    49%        68%           (9)%

Tactical Vehicle Systems             (9,990) (41)           10,823    23             9,703    20         N/A           12

Engineered Power Systems               (879)  (3)           14,615    31            14,433    30         N/A            1
Other                                  (685)  (3)              528     1               292     1         N/A           81
                            ========================================================================
                                    $24,477   100%         $47,470   100%          $48,018   100%       (48)           (1)

                            ========================================================================



                              Operating Profit as a Percentage of Sales
                              ------------------------------------------------------------------------
                                      Fiscal                   Fiscal                  Fiscal
                                       1997                     1996                    1995
----------------------------- ------------------------ ----------------------- -----------------------

Power Products                          6.2%                     4.2%                   5.7%
Tactical Vehicle Systems               (2.5)                     5.4                    5.1
Engineered Power Systems                (.7)                    12.7                   15.0
Other                                  (5.0)                    41.9                   28.1
Consolidated                            2.2                      5.8                    6.8


DISCONTINUED OPERATIONS

Effective as of January 31, 1998, the Company completed the sale of the net assets of its Gas Turbine Operations Division to the General Electric Company
("GE") for $600 million, subject to adjustment, and the assumption by GE of certain liabilities. The Company intends to use these funds to retire $260 million of debt, to repurchase up to $120 million of its outstanding stock and for other general corporate purposes.


The Gas Turbine Operations Division was involved in the designing, engineering, manufacturing and marketing of engine-driven equipment (including associated spare parts) utilizing combustion turbine engines supplied by independent manufactures such as GE. It also packaged equipment and associated systems for the generation of electricity or mechanical drive applications incorporating combustion turbine engines, provided spare parts for, and serviced and overhauled, combustion turbine powered equipment, provided operating and maintenance service for power generation and petroleum production facilities (except such services for reciprocating engines), marketed technical and support services for combustion turbine-driven equipment, and provided project consulting and development services that complemented its combustion turbine-driven product lines.

SPECIAL ITEMS

Special items are infrequent transactions that may affect comparability between years. The special items included in the Fiscal 1997 and 1996 results are detailed below. In Fiscal 1997, $41.2 million of the special items are included in cost of sales. The Company does not expect any of these special items to have an impact on future operating results. For further information, see "Results of Operations" below.

Pretax Charge (Benefit)
-------------------------------------------------------------- ---------------- --- ----------------
(Dollars in thousands)                                             Fiscal               Fiscal
                                                                    1997                 1996
-------------------------------------------------------------- ---------------- --- ----------------

Tactical Vehicle Systems
  Change in estimate                                             $26,703              $     -

Power Products
  Write down of inventories and other various assets               3,468                    -
  Gain on sale of the Houston John Deere franchise                (4,369)                   -
                                                               ----------------    ----------------
                                                                    (901)                   -

Engineered Power Systems
  Write down of inventories and other various assets               6,743                    -
  Change in estimate                                               2,317                    -
                                                              ----------------     ----------------
                                                                   9,060                    -
Other
  Settlement of litigation and special charge                     23,352               20,000
  Impaired operating assets                                        2,000                    -
                                                              ----------------     ----------------
                                                                  25,352               20,000

Pretax charge                                                     60,214               20,000
Tax Benefit                                                      (21,128)
                                                                                       (7,400)
                                                              -----------------    -----------------
Special Items - net of tax                                       $39,086              $12,600
                                                               ================     ================

RESULTS OF OPERATIONS

Fiscal 1997 vs. Fiscal 1996

Sales for Fiscal 1997 increased 35% to $1,115 million compared to sales of $825 million for Fiscal 1996. The Company's international sales decreased 21% to $66 million in Fiscal 1997 as compared to $83 million in Fiscal 1996, representing 6% and 10% of consolidated sales for Fiscal 1997 and 1996, respectively.

The Company's Power Products segment's sales increased 14% to $580 million, which included Sierra Detroit Diesel, acquired April 12, 1997, whose revenues totaled approximately 5% of the segment's sales. The growth in sales reflects the continued healthy economic environment of the regions and markets served by the Company. In addition, the acquisition of Sierra Detroit Diesel Allison Inc. increased sales by approximately $30 million and increased the Company's distribution territory for certain products, including Detroit Diesel and Allison products, to include northern California. The Power Products segment recognized an increase in operating profit of 68% to $36 million including a net profit of $1 million from a combination of both a special gain and charge. Refer to "Special Items" for detailed analysis. Excluding these special items, operating profit would have been $35 million for Fiscal 1997 representing a 63% increase over Fiscal 1996.

The Company's Tactical Vehicle Systems segment had sales of $397 million, a 97% increase from the prior year. This increase reflects the achievement of a high rate of truck production during Fiscal 1997. The Tactical Vehicle System segment recorded an operating loss for Fiscal 1997 of $10 million, which included the impact of a change in the estimated profit at completion of its principle contract with the U.S. Army. The cumulative impact of this change was a fourth quarter charge to cost of sales of $27 million. For additional information, see "Tactical Vehicle Systems' Contract Status."

Following the sale of the Gas Turbine Operations, the Engineered Power
Systems segment consists of petroleum, airline and gas compression products. The Engineered Power Systems segment sales from continuing operations totaled $124 million, an 8% increase over Fiscal 1996. The Petroleum product line sales increased significantly, as its new riser product was well received by the market, however, this increase was greatly offset by a similar decrease in sales of Airline Equipment, reflecting a significant drop in orders from Asia. The operating loss from Engineered Power Systems of $1 million included special charges totaling $9 million, which included both market adjustments to Airline and other inventories and changes in estimated cost of sales for certain contracts. Excluding these special charges, operational profit would have been $8 million, a 44% decrease in operating profits from the prior year. This significant decrease is attributable both to the Airline Product short fall in revenues and increased product costs related to certain products and services.

The Other segment of the Company had sales of $12 million which included approximately $13 million associated with owning and operating independent power plants, including Carson Cogeneration which was acquired in September, 1997, and represented 67% of this segment's 1997 sales. Other operations recorded a $1 million loss for Fiscal 1997, including a special charge of $2 million, related to the impairment of certain operating assets. Excluding this special charge, operating profits would have been $1 million.

Fiscal 1996 vs. Fiscal 1995

Sales for Fiscal 1996 increased 17% to $825 million compared to sales of $702 million for Fiscal 1995. The Company's international sales increased 55% to $83 million in Fiscal 1996 as compared to $54 million in Fiscal 1995, representing 10% and 8% of consolidated sales for Fiscal 1996 and 1995, respectively.

The Power Products segment was the primary growth contributor to the Company's sales with an increase in sales of $92 million, or 22%, in Fiscal 1996 compared to Fiscal 1995. A strengthening oil and gas market served by the Company's Distribution territory contributed to these sales improvements, particularly among the Company's Detroit Diesel, EMD and Waukesha product lines.

The Tactical Vehicle Systems (TVS) segment sales increased $12 million, or 6%, during Fiscal 1996 as compared to Fiscal 1995. The increase in TVS sales reflects the increase in truck production under the FMTV contract to 1,764 trucks in Fiscal 1996 as compared to 1,560 trucks in Fiscal 1995.

The Engineered Power Systems (EPS) segment sales contributed to the Company's sales growth, increasing $9 million, or 8%, in Fiscal 1996 as compared to Fiscal 1995. Airline and Petroleum Equipment experienced increased sales of $12 million, or 40%, and $6 million, or 11%, respectively, in Fiscal 1996 as compared to Fiscal 1995.


Net Period Expenses
----------------------------------------------------- ----------------------------------------- -----------------------------------
(Dollars in thousands)                                                                                  Percentage Change
                                                            Fiscal        Fiscal        Fiscal                Fiscal
                                                              1997          1996          1995         1996-1997 1995-1996
----------------------------------------------------- ------------- ------------- ------------- -----------------------------------
Selling and administrative expenses                        $75,619        67,163       $57,546           13%           17%
Interest expense                                            15,440        12,474         7,344           24            70
Settlement of litigation and special charge                 23,352        20,000             -           17            N/A
Gain on sale of the Houston John Deere franchise            (4,369)            -             -           N/A           N/A
Other income, net                                           (4,867)       (3,571)       (2,784)          36            28
                                                      ------------- ------------- -------------
                                                          $105,175       $96,066       $62,106            9            55
                                                      ============= ============= =============
                                                      ============= ============= =============
Net period expenses as a percentage of sales                  9.4%         11.6%           8.8%
                                                      ============= ============= =============

N/A:  Not applicable or meaningful.

Net period expenses increased 9% in Fiscal 1997 from Fiscal 1996, which was substantially less than the 35% increase in sales. Selling and administrative expense growth was modest reflecting the better utilization of existing infrastructure. Interest expense (net of the amount charged to discontinued operations) grew by 24% in Fiscal 1997 as additional borrowings were obtained to fund the growth in continuing operations' working capital needs. Special charges in Fiscal 1997 totaled over $23 million including $10 million in expenses relating to the Company's resolution of the charge, under the "Peace Shield" indictment, whereby the Company pled guilty to one count of making a false statement to the United States Air Force, see "Effect of Certain Litigation" below. Special charges in Fiscal 1997 also included $13 million associated with settling a claim by the Company, for excessive costs incurred on a U.S. Government contract, at less than the carrying value.

Net period expenses increased significantly during Fiscal 1996, both in amount and in relation to sales, when compared to Fiscal 1995. Selling and administrative expenses increased primarily in those business lines having sales growth, in addition a one-time charge of approximately $900 thousand related to settling a lawsuit and substantial legal expenses related to the "Peace Shield" litigation are also included. Interest expense grew significantly in both Fiscal 1996 and 1995 reflecting the increased borrowings required to fund the Company's operations; primarily for inventories of vehicles under the FMTV. The decrease in other income during Fiscal 1996 is primarily attributable to both decreased interest income and decreased gains on the disposal of real estate.

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

On October 6, 1997, the Company sold its construction equipment franchise for approximately $30 million and recognized a gain on the sale in the approximate amount of $4 million. The construction equipment franchise operated in the gulf coast territory of Texas and primarily distributed, and provided services for, products manufactured by John Deere Construction Equipment Company and other companies engaged in the business of manufacturing earth moving equipment, forestry equipment, skidsteer equipment and utility equipment.


Net Earnings (Loss) from Continuing Operations
-------------------------------------------------------------------------------------------- ----------------------------------
(Dollars in thousands)                                                                               Percentage Change

                                                          Fiscal        Fiscal        Fiscal              Fiscal
                                                            1997          1996          1995        1996-1997 1995-1996
-------------------------------------------------- -------------- ------------- ------------- --------------------------------
Net earnings (loss)                                      $(14,505)     $4,768       $20,698           N/A           (77)%

Percentage of sales                                         (1.3)%       0.6%          3.0%
                                                   ============== ============= =============


N/A:  Not applicable or meaningful.

The continuing operations loss was $15 million during Fiscal 1997 versus profit of $5 million in Fiscal 1996 and $21 million in Fiscal 1995. Both Fiscal 1997 and Fiscal 1996 had special charges which significantly impacted performance. Excluding the $60 million in special charges in Fiscal 1997 ($39 million after tax) and $20 million in special charges in Fiscal 1996 ($13 million after tax), this net profit of continuing operations for Fiscal 1997, 1996 and 1995 would have been $25 million, $18 million and $21 million, respectively.

FINANCIAL CONDITION

Working Capital
---------------------------------------------------------------------------------------------------------------------------
                                                                                                        Percentage Change
                                                                              Fiscal          Fiscal         Fiscal
(Dollars in thousands)                                                          1997            1996       1996 - 1997
---------------------------------------------------------------------------------------------------------------------------
Current Assets                                                            $1,109,805        $942,382            18%
Current Liabilities                                                          562,102         254,433           121%
                                                                       --------------   -------------
   Working Capital                                                        $  547,703        $687,949          (20)%
                                                                       ==============   =============
Current Ratio
                                                                              1.97:1          3.70:1
                                                                       ==============  ==============

Current assets increased $167 million from Fiscal 1996, due to the receivable of $600 million from the sale of the assets of Gas Turbine Operations, partially offset by the decrease in net assets of $452 million from discontinued operations.

Current liabilities increased $308 million from Fiscal 1996, primarily due to $225 million of long-term debt becoming current as the Company retired the outstanding revolving credit facility on February 3, 1998 using proceeds from the sale of the Gas Turbine Operations. There was also an increase in other accrued liabilities, primarily related to the sale of the Gas Turbine Operations.

INVESTMENTS

The Company's capital expenditures for plant, rental machines and other property were $32 million for Fiscal 1997, an increase of $11 million from Fiscal 1996. The increase reflects the Company's continuing investment in business units capable of rapid growth.

Depreciation and amortization totaled $22 million for Fiscal 1997, a slight increase from Fiscal 1996. Additionally, the Company disposed of approximately $4 million of property during Fiscal 1997 versus disposals of $2 million during Fiscal 1996.

Investments and other assets were $45 million at the end of Fiscal 1997, a slight decrease from the end of Fiscal 1996.

Company's Capital
------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                         Fiscal 1997                Fiscal 1996
                                                                          Amount      Percentage      Amount     Percentage
------------------------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                              $147,166      21%           $319,700      39%
Other Long-Term Liabilities                                                   21,672       3              25,791      3
Shareholders' Equity                                                         521,707      76             479,235      58
                                                                       =======================================================
                                                                            $690,545     100%           $824,726     100%
                                                                       =======================================================


Shareholders' equity increased $42 million during Fiscal 1997 primarily due to the gain on the sale of the Gas Turbine Operations retained after dividends. Long-term debt was reduced during Fiscal 1997 reflecting the classification, as current maturities of long-term debt, those amounts which the Company intended to retire within one year.

Stewart & Stevenson has announced its intention to use up to $120 million of the estimated cash from the sale of the Gas Turbine Operations Division to repurchase shares of its common stock. As of April 15, 1998, the Company had completed the purchase and retirement of 1,650,000 shares of its common stock under an equity forward contract for approximately $41 million. The Company intends to continue making purchases of its common stock in the open market. As of January 31, 1998, the repurchase by the Company of its common stock did not have a material impact of the calculation of earnings per share for Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity include cash and equivalents, cash from operations, amounts available under credit facilities and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends and other financial commitments. During Fiscal 1997, the Company completed a number of transactions intended to strengthen its long-term financial position and enhance earnings. In the third quarter of 1997, the Company completed the sale of its construction equipment division for $30 million, realizing a net gain of $4 million. In the fourth quarter of 1997, the Company completed the sale of its Gas Turbine Operations Division for $600 million, realizing a net gain of $61 million. Also in the fourth quarter of 1997, the Company instituted a program to repurchase up to $120 million of its outstanding common stock. On February 3, 1998, Stewart & Stevenson repaid $225 million of unsecured indebtedness under its revolving credit facility.

The following table summarizes the Company's cash flows from operating, investing and financing activities as prescribed by Generally Accepted Accounting Principles (GAAP), and reflected in the Consolidated Statement of Cash Flows.

Summarized Statement of Cash Flows
--------------------------------------------------------------------------------------- ------------- ------------- -------------
(Dollars in thousands)                                                                        Fiscal        Fiscal        Fiscal
                                                                                                1997          1996          1995
--------------------------------------------------------------------------------------- ------------- ------------- -------------

Net cash provided by (used in):

         Operating activities                                                              $(11,916)     $(32,600)     $(91,666)



         Investing activities                                                               (14,236)      (26,966)      (14,086)


         Financing activities                                                                 36,033       62,369       108,080


                                                                                        ============= ============= =============

                                                                                              $9,881       $2,803        $2,328

                                                                                        ============= ============= =============


Net Cash Used In Operating Activities

------------------------------------ --------------------------------------------------- ----------- ------------- -------------
(Dollars in thousands)                                                                       Fiscal        Fiscal        Fiscal
                                                                                               1997          1996          1995
------------------------------------ --------------------------------------------------- ----------- ------------- -------------

Net earnings (loss) from continuing operations                                             $(14,505)        $4,768       $20,698

Depreciation and amortization                                                                22,447         22,376        20,557
Accrued postretirement benefits                                                              (1,835)          (363)          202
Deferred income taxes, net                                                                   (3,350)        (1,667)       (1,244)
Gain on sale of John Deere franchise                                                         (4,369)             -             -

                                                                                        ------------- ------------- -------------

Funds from (used in) continuing operations                                                   (1,612)        25,114        40,213
Change in net operating assets and liabilities                                               70,639         27,653      (131,737)
Funds from discontinued operations                                                          (80,943)       (85,367)         (142)

                                                                                        ------------- ------------- -------------
Net cash used in operating activities                                                      $(11,916)      $(32,600)     $(91,666)
                                                                                        ============= ============= =============


Funds from continuing operations decreased 106% during Fiscal 1997 versus a 60% decrease during Fiscal 1996, reflecting primarily the relative change in earnings each year. Working capital to support the operations of the Company fluctuates significantly depending on the progress payment streams of contracts in process. Other current liabilities increased during Fiscal 1997, which is primarily attributable to certain liabilities associated with the sale of the Gas Turbine Operations. The Tactical Vehicle Systems segment is primarily funded by progress payments under government regulations which require that contractors retain a significant amount of the contract costs until government acceptance of the product. The Company regularly bids on commercial and government contracts, which if awarded to the Company, could significantly affect both working capital and capital expenditure needs.

Net Cash Used In Investing Activities


--------------------------------------------------------------------------------------- ------------- ------------- ------------
(Dollars in thousands)                                                                        Fiscal        Fiscal       Fiscal
                                                                                                1997          1996         1995
--------------------------------------------------------------------------------------- ------------- ------------- ------------


Expenditures for property, plant and equipment                                             $(31,778)      $(21,303)    $(16,041)


Proceeds from sale of the Houston John Deere franchise                                       22,773             -            -
Acquisition of business                                                                      (8,729)            -            -
Investment (See Note 15)                                                                         -          (8,000)          -
Disposal of property, plant and equipment                                                     3,498          2,337        1,955
                                                                                        ------------- ------------- ------------
Net cash used in investing activities                                                      $(14,236)      $(26,966)    $(14,086)
                                                                                        ============= ============= ============


Net cash used in investing activities decreased 47% during Fiscal 1997 versus a 91% increase during Fiscal 1996. During Fiscal 1996, the Company made an investment in an Argentine independent power producer. During 1997, the Company transferred a gas turbine valued at approximately $5 million from its discontinued operations inventory to property, plant and equipment of the Company's other operations, to support its retained interest and obligations associated with that investment. On April 12, 1997, the Company acquired ownership of Sierra Detroit Diesel Allison, Inc. from Outer Drive Holdings, Inc. The acquisition will broaden the Company's distribution territory for certain products. On September 12, 1997, the Company also acquired Carson Cogeneration LLP, an independent power producer in California. On October 6, 1997, the Company sold its Houston John Deere franchise.


Net Cash Provided By Financing Activities

--------------------------------------------------------------------------------------- ------------- ------------- ------------
(Dollars in thousands)                                                                        Fiscal        Fiscal       Fiscal
                                                                                                1997          1996         1995
--------------------------------------------------------------------------------------- ------------- ------------- ------------

Additions to long-term debt                                                                  $76,153      $360,000     $200,071

Payments on long-term debt                                                                   (37,329)     (251,100)    (106,100)
Net borrowings and payments on short-term notes payable                                        7,000       (37,000)      23,000
Dividends paid                                                                               (11,286)      (11,081)     (10,243)
Exercise of stock options                                                                      1,495         1,550        1,352

                                                                                        ------------- ------------- ------------
Net cash provided by financing activities                                                    $36,033       $62,369     $108,080
                                                                                        ============= ============= ============

Net cash provided from financing activities decreased 42% for Fiscal 1997 and Fiscal 1996. During Fiscal 1997 the Company increased long-term debt $76 million while retiring $37 million. In addition to the increased long-term debt, financing cash inflows included the exercise of stock options totaling $2 million.

On May 30, 1996, the Company completed a private placement of $135 million senior notes with an average maturity of 5 1/2 years. The notes are unsecured and were issued pursuant to an agreement containing a covenant which imposes a debt to total capitalization requirement. In the event that any acquisition of additional operations, growth in existing operations, changes in inventory levels, accounts receivable or other working capital items create a need for working capital or capital expenditures in excess of existing committed lines of credit, the Company may seek to convert uncommitted borrowing arrangements to committed credit facilities or to borrow under other long-term financing sources.

Payment of cash dividends on common stock totaled $11.3 million and $11.1 million during Fiscal 1997 and 1996, respectively, increasing 2% and 8% during these years. Cash dividends represented 22%, 66% and 17% of net earnings for Fiscal 1997, 1996 and 1995, respectively. The Board of Directors of the Company intends to consider the payment of dividends on a quarterly basis, commensurate with the Company's earnings and financial needs. The Company uses both funds from operations, along with borrowings, to pay dividends.

YEAR 2000 COMPLIANCE

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

ACCOUNTING DEVELOPMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which become effective for years beginning after December 31, 1997. SFAS No. 130 requires disclosure of comprehensive income, which consists of all changes in equity from non-shareholder sources. SFAS No. 131 requires that segment reporting for public reporting purposes be conformed to the segment reporting used by management for internal purposes. The adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, but will be limited to the form and content of the Company's disclosures. Since most of the information required under these statements is currently disclosed, it is not expected that their adoption will materially change the Company's current disclosures.

TACTICAL VEHICLE SYSTEMS' CONTRACT STATUS

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

Revenues and profits realized on the FMTV contract are based on the Company's estimates of total contract sales value and costs at completion. Amounts in excess of agreed upon contract price for government caused delays, disruptions, unpriced change orders and government caused additional contract costs are recognized in contract value when the Company believes it is probable that the claim for such amounts will result in additional contract revenue and the amount can be reasonably estimated. At January 31, 1998, the Company's FMTV contract accounting position reflects the expected recovery of substantial amounts in excess of the contract price for government caused delays, disruptions, unpriced change orders and other government caused additional contract costs. These claims are in varying stages of negotiation. Although management believes that the contract provides a legal basis for the claims and its estimates are based on reasonable assumptions and on a reasonable analysis of contract costs, due to uncertainties inherent in the estimation and claims negotiations process, no assurances can be given that its estimates will be accurate, and variances between such estimates and actual results could be material. In the event that the Company is unable to recover a substantial portion of the additional costs, the Company may suffer a material adverse effect on its earnings during the accounting period in which such contract issues are resolved.

Under the terms of the FMTV contract, approximately 2,936 vehicles produced before December 1995 were required to be retrofitted with any modifications required by test results or specification changes ordered by the U.S. Government. This retrofit program was commenced during the fourth quarter of Fiscal 1995 and was substantially completed in the second quarter of Fiscal 1996. Full rate production of the FMTV commenced after the retrofit program was substantially completed and, as of January 31, 1998, the Company has completed approximately 7,937 of the 11,197 vehicles covered by the original contract plus options and additional requirements to date. During Fiscal 1996, the Company entered into a contract modification that extended the FMTV delivery schedule through December 1998 and reduced the annual product requirements. The total number of vehicles covered by the FMTV contract did not change.

The funding of the contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contracts must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. As of January 31, 1998, the Company has received full funding for the current contract. If the FMTV contract is terminated other than for default, the FMTV contract provides for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

During Fiscal 1997, the Company revised its estimate of the total cost to complete and profit on the existing FMTV contract. This review resulted in a write off of approximately $27 million in profits previously recognized under the FMTV contract and a reduction in the operating profit percentage on the Tactical Vehicle Systems segment to 2.1%. During Fiscal 1997, the Company began negotiations with the U.S. Army to produce additional FMTV's under a new multi-unit contract on a sole source basis. These negotiations are expected to be completed during Fiscal 1998, and, if the contract is awarded to the Company, it is anticipated that production will begin in Fiscal 1999, subject to the multi-year funding requirements described above.

EFFECT OF CERTAIN LITIGATION

During Fiscal 1997, the Company entered a Plea Agreement and a Settlement Agreement resolving all litigation relating to the 1987 contract to supply diesel generator sets for installation in the Kingdom of Saudi Arabia (the "Peace Shield Litigation"). The Company paid a $2 million criminal fine, a $2 million civil penalty, and $3 million in restitution to the U.S. Air Force. A $10 million provision for fines, penalties, restitution and certain unrecognized legal fees in connection with the Peace Shield Litigation was made in the third quarter of Fiscal 1997. After the end of Fiscal 1997, the Company entered an Administrative Agreement with the United States Air Force that extends the application of the interim Administrative Agreement signed on November 8, 1995 and imposes certain requirements on the Company intended to assure the U.S. Air Force that the Company is a responsible government contractor. A default by the Company of the requirements under the Administrative Agreement could result in the suspension or debarment of the Company from receiving any new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments. Any such suspension could also prevent the Company from receiving future modifications to the FMTV contract unless the Secretary of the Army finds a compelling need to enter into such modification. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank ("EXIM Bank"), Overseas Private Investment Corporation ("OPIC") and similar government agencies during a suspension or debarment. Any such suspension or debarment could have a material adverse impact on the Company's future financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report contain forward-looking statements that are based on current expectations, estimates, and projections about the markets and industries in which the Company operates, management's beliefs and assumptions made by management. These forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future factors include adjustments to the sale price of the Gas Turbine Operations Division; risks associated with newly acquired businesses; increasing price and product/service competition by foreign and domestic competitors; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; reliance on large customers; technological, implementation and cost/financial risks in use of large, multi-year contracts; the cyclical nature of the markets served; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amount, at the times and on the terms required to support the Company's business; and the risk of cancellation or adjustments of specific orders and termination of significant government programs. These are representative of the future factors that could affect the outcome of forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, rates of inflation and currency exchange rate fluctuations and other future factors.

Item 8.  Financial Statements and Supplementary Data.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Stewart & Stevenson Services, Inc.

We have audited the accompanying consolidated statements of financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Houston, Texas
April 13, 1998


Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands, except share data)                                      Fiscal               Fiscal
                                                                                 1997                 1996
-----------------------------------------------------------------------------------------------------------
Assets
Current Assets
     Cash and equivalents                                                     $18,987               $9,106
     Accounts and notes receivable, net                                       185,033              160,407
     Recoverable costs and accrued profits not yet billed                     138,208              156,375
     Inventories                                                              167,577              164,205
     Receivable from sale of assets of Gas Turbine Operations                 600,000                    -
     Net assets of discontinued operations (See Note 2)                             -              452,289
                                                                ----------------------  -------------------
          Total Current Assets                                              1,109,805              942,382
Property, Plant and Equipment, net                                             97,744               91,578
Investments and Other Assets                                                   45,098               45,199
                                                                ======================  ===================
                                                                           $1,252,647           $1,079,159
                                                                ======================  ===================
Liabilities and Shareholders' Equity
Current Liabilities
     Notes payable                                                            $35,000              $28,000
     Accounts payable                                                          92,728              122,116
     Accrued payrolls and incentives                                           18,693               15,376
     Current income taxes                                                      88,862               65,881
     Current portion of long-term debt                                        226,000                1,100
     Other accrued liabilities                                                100,819               21,960
                                                                ----------------------  -------------------
          Total Current Liabilities                                           562,102              254,433
Commitments and Contingencies (See Note 6)
Long-Term Debt                                                                147,166              319,700
Deferred Income Taxes                                                           2,899                5,127
Accrued Postretirement Benefits                                                13,256               15,091
Deferred Compensation                                                           5,517                5,573
Shareholders' Equity
     Common Stock, without par value, 100,000,000 shares authorized at January
     31, 1998 and January 31, 1997, respectively; 33,205,688 and 33,132,280 shares issued at January 31, 1998 and 1997, respectively,
     including 11,820 shares held in treasury                                 166,454              164,959
     Retained earnings                                                        355,286              314,309
                                                                ----------------------  -------------------
                                                                              521,740              479,268
     Less cost of treasury stock                                                  (33)                 (33)
                                                                ----------------------  -------------------
          Total Shareholders' Equity                                          521,707              479,235
                                                                ======================  ===================
                                                                           $1,252,647           $1,079,159
                                                                ======================  ===================
The accompanying notes are an integral part of the consolidated financial statements



Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
  ------------------------------------------------------------------------------------------------------------------------
  (Dollars in thousands, except per share data)                                  Fiscal           Fiscal           Fiscal
                                                                                   1997             1996             1995
  ------------------------------------------------------------------------------------------------------------------------

  Sales                                                                      $1,115,034         $ 825,187        $ 702,324
  Cost of sales                                                               1,032,049           722,470          607,326
                                                                         ---------------  ---------------  ---------------
  Gross profit                                                                   82,985           102,717           94,998
                                                                         ---------------  ---------------  ---------------
  Selling and administrative expenses                                            75,619            67,163           57,546
  Interest expense                                                               15,440            12,474            7,344
  Special charge - Quiet Program                                                 13,352              -                -
  Settlement of litigation (See Note 3)                                          10,000            20,000             -
  Gain on sale of the John Deere franchise                                       (4,369)             -                -
  Other income, net                                                              (4,867)           (3,571)          (2,784)
                                                                         ---------------  ---------------  ---------------
                                                                                105,175            96,066           62,106
                                                                         ---------------  ---------------  ---------------

  Earnings (loss) from continuing operations before income taxes                (22,190)            6,651           32,892
  Income tax expense (benefit)                                                   (8,075)            1,776           12,754
                                                                         ---------------  ---------------  ---------------
  Earnings (loss) from continuing operations of consolidated companies          (14,115)            4,875           20,138
  Equity in net earnings (loss) of unconsolidated affiliates                       (390)             (107)             560
                                                                         ---------------  ---------------  ---------------
  Net earnings (loss) from continuing operations                                (14,505)            4,768           20,698
  Net earnings from discontinued operations net of tax of
    $1,920, $6,744 and $17,911 (See Note 2)                                       5,424            12,083           41,105


  Gain on disposal of discontinued operations, net of tax of $35,297
    (See Note 2)                                                                 61,344              -                -
                                                                         ---------------  ---------------  ---------------
  Net earnings                                                                  $52,263           $16,851          $61,803
                                                                         ===============  ===============  ===============

  Weighted average number of shares of Common Stock outstanding -
     Basic                                                                       33,184            33,068           33,035
     Diluted                                                                     33,250            33,090           33,101

  Net earnings (loss) per share:  Basic and Diluted
    Continuing operations                                                        $ (.44)             $.14             $.63
    Discontinued operations                                                         .16               .37             1.24
    Gain on disposal                                                               1.85                -               -
                                                                         ===============  ===============  ===============
    Net earnings per share                                                        $1.57              $.51            $1.87
                                                                         ===============  ===============  ===============



     The accompanying notes are an integral part of the consolidated financial statements



Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
 (Dollars in thousands)                                                   Common          Retained         Treasury
                                                                           Stock          Earnings          Stock            Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of Fiscal 1994                                             $162,057         $256,979           $(33)        $419,003
  Net earnings                                                                   -           61,803               -          61,803
  Cash dividends                                                                 -          (10,243)              -         (10,243)
  Exercise of stock options                                                  1,352                -               -           1,352
                                                                      -------------    -------------   -------------    -----------
Balance at end of Fiscal 1995                                              163,409          308,539            (33)         471,915
  Net earnings                                                                   -           16,851               -          16,851
  Cash dividends                                                                 -          (11,081)              -         (11,081)
  Exercise of stock options                                                  1,550                -               -           1,550
                                                                      -------------    -------------   -------------    -----------
Balance at end of Fiscal 1996                                              164,959          314,309            (33)         479,235
  Net earnings                                                                   -           52,263               -          52,263
  Cash dividends                                                                 -          (11,286)              -         (11,286)
  Exercise of stock options                                                  1,495                -               -           1,495
                                                                      =============    =============   =============    ===========
Balance at end of Fiscal 1997                                             $166,454         $355,286           $(33)        $521,707
                                                                      =============    =============   =============    ===========



The accompanying notes are an integral part of the consolidated financial statements


Stewart & Stevenson Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                       Fiscal          Fiscal          Fiscal
                                                                                               1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net earnings (loss) from continuing operations                                          $(14,505)         $4,768         $20,698
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:

   Accrued postretirement benefits                                                          (1,835)           (363)            202
   Depreciation and amortization                                                            22,447          22,376          20,557
   Deferred income taxes, net                                                               (3,350)         (1,667)         (1,244)
   Gain on sale of the John Deere franchise                                                 (4,369)               -               -

   Change in operating assets and liabilities net of the effect of acquisition, divestiture and discontinued operations:

      Accounts and notes receivable, net                                                   (13,699)        (37,495)         (5,745)
      Recoverable costs and accrued profits not yet billed                                  18,167         (30,335)        (34,050)
      Inventories                                                                          (17,596)         53,203         (82,514)
      Accounts payable                                                                     (32,700)         49,196         (29,706)
      Current income taxes                                                                  23,043          (2,769)         26,410
      Other current liabilities                                                             79,947           6,885          (3,710)
      Other--principally long-term assets and liabilities                                   13,477         (11,032)         (2,422)

                                                                                       -------------   -------------   ------------
Net Cash Provided by (Used in) Continuing Operations                                        69,027          52,767         (91,524)
Net Cash Used in Discontinued Operations                                                   (80,943)        (85,367)           (142)
                                                                                       -------------   -------------   ------------
Net Cash Used in Operating Activities                                                      (11,916)        (32,600)        (91,666)

Investing Activities
  Expenditures for property, plant and equipment                                           (31,778)        (21,303)        (16,041)
  Proceeds from sale of John Deere franchise (See Note 15)                                  22,773               -               -
  Acquisition of business (See Note 15)                                                     (8,729)              -               -
  Investment                                                                                     -          (8,000)              -
  Disposal of property, plant and equipment                                                  3,498           2,337           1,955
                                                                                       -------------   -------------  -------------
    Net Cash Used in Investing Activities                                                  (14,236)        (26,966)        (14,086)

Financing Activities
  Additions to long-term debt                                                               76,153         360,000         200,071
  Payments on long-term debt                                                               (37,329)       (251,100)       (106,100)
  Net borrowings and payments on short-term notes payable                                    7,000         (37,000)         23,000
  Dividends paid                                                                           (11,286)        (11,081)        (10,243)
  Exercise of stock options                                                                  1,495           1,550           1,352
                                                                                       -------------   -------------  -------------
    Net Cash Provided by Financing Activities                                               36,033          62,369         108,080
                                                                                       -------------   -------------  -------------
Increase in cash and equivalents                                                             9,881           2,803           2,328
Cash and equivalents, beginning of fiscal year                                               9,106           6,303           3,975
                                                                                       =============   =============  =============
Cash and equivalents, end of fiscal year                                                   $18,987          $9,106          $6,303
                                                                                       =============   =============  =============
Non-Cash Activities:
  Transfer of inventory to fixed assets - Continuing operations                            $(4,712)           $  -           $    -
                                        - Discontinued operations                          $(4,015)           $  -           $    -



The accompanying notes are an integral part of the consolidated financial statements

Stewart & Stevenson Services, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1: Summary of Principal Accounting Policies

Fiscal Year: The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1997" commenced on February 1, 1997 and ended on January 31, 1998.

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

Stock-Based Compensation: The Company will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Pro forma disclosure of the compensation expense determined under the fair-value provision of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation" has been provided. (See Note 11)

Cash Equivalents: Interest-bearing deposits and other investments with original maturities of three months or less are considered cash equivalents. Included in this balance at January 31, 1998 is approximately $3.1 million, which is subject to the terms of a fiscal agency agreement related to an operating lease of a cogeneration facility acquired in September 1997.

Inventories: Inventories are generally stated at the lower of cost (using LIFO) or market (determined on the basis of estimated realizable values), less related customer deposits. Inventory costs include material, labor and overhead. The carrying values of these inventories are not in excess of their fair values.

Capitalized Interest: Interest costs associated with certain constructed assets are capitalized during the construction period. There was no capitalized interest in 1997, 1996 or 1995. Interest capitalized on assets developed for the Company's use are amortized over the depreciable life of the related assets.

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

Other Off-Balance Sheet Risks: The Company has entered into certain contracts whereby it has guaranteed the repayment of a customer's debt to third party lenders. (See Note 6)

Fair Value of Financial Instruments: The Company's financial instruments consist primarily of cash and equivalents, trade receivables, trade payables and debt instruments. The book values of cash and equivalents, trade receivables and trade payables are considered to be representative of their respective fair values. Generally, the Company's notes receivable and payable have interest rates which are tied to current market rates. The fair market value of the senior notes is $139.3 million at January 31, 1998, which are recorded at a book value of $135.0 million. The Company estimates that the book value of all other of its financial instruments approximates market values.

Warranty Costs: Expected warranty and performance guarantee costs are accrued as revenue is recorded, based on historical experience and contract terms.

Net Earnings Per Share: In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 Earnings per Share ("SFAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if all securities or other contracts to issue common stock were exercised or converted into common stock. During Fiscal 1997, 1996 and 1995, there were 66,000, 22,000 and 66,000 stock options, respectively, were deemed to be dilutive. The Company has adopted SFAS 128 as of January 31, 1998, as is required by FASB. Accordingly, all periods presented have been restated as basic and diluted EPS. There is no material difference between SFAS 128 presentation of EPS and the EPS presented in prior reporting periods.

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

Reclassifications: The accompanying consolidated financial statements for prior Fiscal years contain certain reclassifications to conform with the presentation used in Fiscal 1997. The consolidated financial statements have been restated to reflect the Company's Gas Turbine Operations as a discontinued operation.

Note 2:  Discontinued Operations

Effective as of January 31, 1998, the Company completed the sale of the net assets of the Gas Turbine Operations Division to the General Electric Company for $600.0 million plus assumed liabilities, subject to adjustment. The Gas Turbine Operations Division manufactures and services gas turbine driven equipment including associated spare parts, provides contract operation and maintenance services for power generation and petrochemical processing facilities, and engages in the development and turnkey contraction of power generation projects. The results of the Gas Turbine Operations Division have been classified as discontinued operations in the accompanying financial statements. The amounts classified as "Net assets of discontinued operations" in the Fiscal 1996 consolidated balance sheet consist primarily of inventories and receivables. Net earnings from discontinued operations for the eight months ended September 30, 1997 (the pre-measurement period) includes interest expense of approximately $9.9 million, which was allocated based on the ratio of net assets to be discontinued to the sum of the total net assets of the consolidated entity. The gain on disposal of discontinued operations includes interest expense of approximately $3.9 million, allocated using the same method.

Summarized operating results of discontinued operations are as follows:

                                                                Twelve Months Ended
                                                                    January 31
                                              --------------------------------------------------------
                                                           1998               1997               1996
                                              ------------------  -----------------  -----------------
                                                                          (Unaudited)
Sales                                                  $404,172           $361,974           $531,657
Gross profit                                             35,643             63,852             97,932
Income tax expense                                       37,217              6,744             17,911
Net earnings from discontinued
   operations net of tax                                  5,424             12,083             41,105
Gain on disposal of discontinued operations,
   net of tax                                            61,344                  -                  -

Note 3:  Industry Segment Data

The Power Products segment includes the marketing of diesel engines, automatic transmissions, material handling equipment, transport refrigeration units and construction equipment and the provision of related parts and service. The Tactical Vehicle Systems segment includes the designing, manufacturing and marketing of tactical vehicles, primarily 2 1/2-ton and 5-ton trucks under contract with the United States Army. The Engineered Power Systems segment primarily consists of the manufacturing of airline ground support equipment and oil field well servicing equipment.

The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

Corporate assets, consisting primarily of cash and equivalents and investments, are included in "Other Operations".

The Company markets its products and services throughout the world and is not dependent upon any single geographic region or single customer. Other than the U.S. Government, no single group or customer represents greater than 10% of consolidated sales. Export sales, including sales to domestic customers for export, for Fiscal 1997, 1996 and 1995 were $65.7 million, $83.2 million and $53.8 million, respectively. Export sales to any single geographic region in Fiscal 1997, 1996 and 1995 were not material to consolidated sales.

During Fiscal 1997 the Company incurred a $10.0 million litigation charge in association with a 1987 contract to supply diesel generator sets for installation at long range radar sites in Saudi Arabia (See Note 6: Commitments and Contingencies). Also, during Fiscal 1997 the Company recorded a special charge of $13.4 million relative to the settlement of a claim and a special gain of $4.4 million related to the sale of the Company's John Deere franchise in Houston, Texas (See Note 15).

During Fiscal 1996, a jury in Houston, Texas returned a $43.0 million verdict against the Company in a case filed by Serv-Tech, Inc. for breach of a secrecy agreement. The Company's liability in connection with this matter was limited pursuant to a pretrial agreement between the Company and Serv-Tech. The Company recognized a pre-tax charge against earnings of $20.0 million relating to this case in the second quarter of Fiscal 1996. The judgment based on this verdict was paid by the Company in September 1996.


Financial information relating to industry segments is as follows:

  --------------------------------------------------------------------------------------------------------------------------
                                                         Operating       Identifiable         Capital
                                         Sales            Profit            Assets          Expenditures      Depreciation
  --------------------------------------------------------------------------------------------------------------------------

  Fiscal 1997
  Power Products  (1)                      $580,490          $36,031           $327,030           $17,915            $9,698
  Tactical Vehicle Systems                  396,734           (9,990)           179,090             1,510             8,313
  Engineered Power Systems                  124,194             (879)           107,294             6,999             2,734
  Other                                      13,616             (685)            39,233             5,354               908
  Discontinued Operations                         -                -            600,000                 -                 -
                                     ---------------   --------------   ----------------   ---------------   ---------------
    Total                                $1,115,034          $24,477         $1,252,647           $31,778           $21,653
                                     ===============   ==============   ================   ===============   ===============

  Fiscal 1996
  Power Products                           $508,305          $21,504           $290,011           $13,119            $7,699
  Tactical Vehicle Systems                  200,916           10,823            185,211             1,422            10,746


  Engineered Power Systems                  114,706           14,615            133,353             6,142             3,045
  Other                                       1,260              528             18,295               620               536
  Discontinued Operations                         -                -            452,289                 -                 -
                                     ---------------   --------------   ----------------   ---------------   ---------------
    Total                                  $825,187          $47,470         $1,079,159           $21,303           $22,026
                                     ===============   ==============   ================   ===============   ===============

  Fiscal 1995
  Power Products                           $416,229          $23,590           $240,390           $10,780            $6,900
  Tactical Vehicle Systems                  189,009            9,703            175,174             2,111            10,349
  Engineered Power Systems                   96,045           14,433            154,893             2,049             2,023
  Other                                       1,041              292             23,329             1,101               958
  Discontinued Operations                         -                -            354,840                 -                 -
                                     ---------------   --------------   ----------------   ---------------   ---------------
  Total                                    $702,324          $48,018           $948,626           $16,041           $20,230
                                     ===============   ==============   ================   ===============   ===============

(1) Operating profit of Power Products for Fiscal 1997 includes the $4,369 gain on the sale of the Houston John Deere franchise.




A reconciliation of Operating Profit to Earnings (Loss) from Continuing
Operations before Income Taxes is as follows:
  ---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Fiscal           Fiscal             Fiscal
                                                                                       1997             1996               1995
  ---------------------------------------------------------------------------------------------------------------------------------



  Operating profit                                                                  $ 24,477            $47,470             $48,018
  Corporate expenses, net                                                             (7,875)            (8,345)             (7,782)
  Interest expense                                                                   (15,440)           (12,474)             (7,344)
  Settlement of litigation and special charge                                        (23,352)           (20,000)                  -
                                                                                  --------------    ----------------   -------------
  Earnings (loss) from continuing operations before income taxes                    $(22,190)            $6,651             $32,892
                                                                                 ==============   ================    ==============


Note 4:  Contracts in Process

Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts in process are classified as current assets, billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as current liabilities. Summarized below are the components of the amounts:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Fiscal               Fiscal
                                                                                                         1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------

Costs incurred on uncompleted contracts                                                            $1,137,220             $800,923
Accrued profits                                                                                        19,440               31,571
                                                                                               ---------------      ---------------
                                                                                                   $1,156,660             $832,494
Less:  Customer progress payments                                                                  (1,018,892)            (676,119)
                                                                                               ---------------      ---------------
                                                                                                     $137,768             $156,375
                                                                                               ===============      ===============
Included in the statements of financial position:
       Recoverable costs and accrued profits not yet billed                                          $138,208             $156,375
       Billings on uncompleted contracts in excess of incurred costs                                     (440)                   -
                                                                                               ===============      ===============
                                                                                                     $137,768             $156,375
                                                                                               ===============      ===============


Recoverable costs and accrued profits related to the Tactical Vehicle Systems segment include direct costs of manufacturing and engineering and allocable overhead costs. Generally, overhead costs include general and administrative expenses allowable in accordance with the United States Government contract cost principles and are charged to cost of sales at the time revenue is recognized. General and administrative costs remaining in recoverable costs and accrued profits not yet billed amounted to $13,992 and $25,420 at January 31, 1998 and 1997, respectively. The Company's total general and administrative expenses incurred amounted to $88,235, $83,092 and $69,730 in Fiscal 1997, 1996 and 1995,
respectively.

The United States Government has a security interest in unbilled amounts associated with contracts that provide for progress payments.

In accordance with industry practice, recoverable costs and accrued profits not yet billed include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year.


Note 5:  Inventories

Summarized below are the components of inventories:
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Fiscal               Fiscal
                                                                                                          1997                 1996
------------------------------------------------------------------------------------------------------------------------------------

Engineered Power Systems                                                                               $47,017              $55,338
Customer deposits                                                                                         (466)              (1,081)
                                                                                                ---------------      ---------------
  Total Engineered Power Systems                                                                        46,551               54,257
Power Products                                                                                         166,918              149,166
Excess of current cost over LIFO values                                                                (45,892)             (39,218)
                                                                                                ---------------      ---------------
  Total Inventories                                                                                   $167,577             $164,205
                                                                                                ===============      ===============

The Company's inventory classifications correspond to its industry segments. As a custom packager of power systems to customer specifications, the Engineered Power Systems segment's inventory consists primarily of work-in-process which includes purchased and manufactured components in various stages of assembly. The Engineered Power Systems segment's inventory at January 31, 1997 includes approximately $19.1 million of costs on a certain U.S. Government contract in excess of contractual authorization for which the Company ultimately received approximately $5.8 million, resulting in a Fiscal 1997 fourth quarter charge of approximately $13.4 million. The Power Products segment's inventory consists primarily of industrial equipment, equipment under modification and parts held in the Company's distribution network for resale.

During Fiscal 1996, certain inventories were reduced. After adjusting for the sale of the Gas Turbine Operations Division, the reductions resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior fiscal years as compared with the cost of Fiscal 1996 purchases, the effect of which increased pre-tax earnings in Fiscal 1996 by approximately $1,446. In Fiscal 1997, the effect of the liquidation of LIFO inventory was immaterial.

Note 6:  Commitments and Contingencies

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled approximately $29.3 million at the close of Fiscal 1997. Additionally, the Company has outstanding, at January 31, 1998, letters of credit totaling approximately $7.1 million related to potential future liabilities of a wholly owned cogeneration plant.

During Fiscal 1997, the Company entered a Plea Agreement and a Settlement Agreement resolving all litigation relating to the 1987 contract to supply diesel generator sets for installation in the Kingdom of Saudi Arabia (the "Peace Shield Litigation"). This litigation was pending in the United States District Court, Houston Division. The Company paid a $2.0 million criminal fine, a $2.0 million civil penalty, and $3.0 million in restitution to the U.S. Air Force. A $10.0 million provision for fines, penalties, restitution and certain unrecognized legal fees in connection with the Peace Shield Litigation was made in the third quarter of Fiscal 1997. After the end of Fiscal 1997, the Company entered an Administrative Agreement with the U.S. Air Force that imposes certain requirements on the Company intended to assure the U.S. Air Force that the Company is a responsible government contractor. A default by the Company of the requirements under the Administrative Agreement could result in the suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments. Any such suspension could prevent the Company from receiving future modifications to the Family of Medium Tactical Vehicles ("FMTV") contract unless the Secretary of the Army finds a compelling need to enter into such modification. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank ("EXIM Bank"), Overseas Private Investment Corporation ("OPIC") and similar government agencies during a suspension or debarment. Any such suspension or debarment could have a material adverse impact on the Company's financial condition and results of operations.

The Company is a party to an arbitration proceeding before the American Arbitration Association in Houston, Texas in which Engineering Design Group, Inc. ("EDG") has asserted approximately $17 million in claims against the Company, and the Company has asserted approximately $18 million in offsets, back-charges and claims against EDG relating to a turnkey contract for the construction and installation of a turbine power plant in Argentina by EDG. The Company is not able to make a reasonable estimate of the possible outcome of this matter. It is vigorously defending the claims that have been asserted against it and is pursuing the claims it has made against EDG. If EDG is successful on its claims against the Company and the damages are not offset in whole or in part by the Company's claims against EDG, the Company's results of operations for the reporting period in which these claims are resolved, could be materially adversely affected.

The Company is also a party to an arbitration proceeding before the American Arbitration Association in San Francisco, California in which Noell, Inc. ("Noell") has asserted approximately $6 million in damages arising from the sale of turbine-driven equipment for installation in power plants located in Ceres, California and Lodi, California. The liability, if any, relating to these claims was assumed by GE as part of the Gas Turbine Operations Division.

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

The Company has provided certain guarantees in support of its customer's financing of purchases from the Company in the form of both residual value guarantees and debt guarantees. The maximum exposure of the Company related to guarantees at January 31, 1998 is $160 million.

In conjunction with the acquisition of a cogeneration facility, the Company acquired an operating lease whose payments will become due during Fiscal years 1998 through 2002. These payments are approximately: 1998 and 1999 - $5,850; 2000 - $6,192; 2001 and 2002 - $6,534; and beyond - $48,295. The Company has recorded a liability at January 31, 1998 of approximately $2,468 based on a straight line expense recognition of the required lease step rental payments. The Company leases certain additional property and equipment under lease arrangements of varying terms whose annual rentals are less than 1% of consolidated sales.

Note 7:  Government Contracts

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

The funding of the FMTV contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contract must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. The Company has received full funding for the FMTV contract. If the FMTV contract is terminated other than for default, the FMTV contract provides for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

Note 8:  Debt Arrangements

The Company has informal borrowing arrangements with banks which may be withdrawn at the banks' option. Borrowings under these credit arrangements are unsecured, are due within 90 days and bear interest at varying bid and negotiated rates. On January 31, 1998 and 1997, the amounts outstanding under these arrangements were $35,000 and $28,000, respectively, with a weighted average interest rate of 6.11% for both periods. The amounts outstanding at January 31, 1998 were paid on February 2, 1998 from the proceeds of the sale of discontinued operations (See Note 2.)


Long-Term Debt, which is generally unsecured, consists of the following:
----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Fiscal            Fiscal
                                                                                                     1997              1996
----------------------------------------------------------------------------------------------------------------------------

Notes payable to insurance company:
  -10.20%, principal due $1,000 annually to 1998                                                   $1,000            $2,000
Debt of consolidated limited partnership:
  -note payable to a bank, principal due monthly to 1998 (see note below)                           8,700             8,800
Revolving credit notes payable to banks (see note below)                                          225,000           175,000
Senior Notes
  6.72% principal due 1999                                                                         60,000            60,000
  7.03% principal due 2001                                                                         20,000            20,000
  7.29% principal due 2003                                                                         30,000            30,000
  7.38% principal due 2006                                                                         25,000            25,000
Other                                                                                               3,466                 -
                                                                                          ----------------   ---------------
                                                                                                  373,166           320,800
Less current portion (see note below)                                                            (226,000)           (1,100)
                                                                                          ================   ===============
Long-Term Debt                                                                                   $147,166          $319,700
                                                                                          ================   ===============


The Company has commitments of $250,000 from banks under revolving credit notes (subject to reduction at the Company's election) which mature on December 31, 2001. Under the terms of the revolving credit facility, the commitment fee on the daily average unused balance is based on the Company's debt to capitalization ratio with a maximum of 20 basis points per annum. Borrowings outstanding under the revolving credit notes bear interest at various options, the maximum rate being the prime rate. On February 3, 1998, the Company retired $225,000 outstanding under the revolving credit notes from the proceeds of the sale of the discontinued operations (See note 2). Simultaneously, the Company reduced the banks' commitments to $150,000.

The Company's unsecured long-term debt, which includes the revolving credit notes and senior notes, was issued pursuant to agreements containing covenants that impose working capital requirements and debt to total capitalization requirements on the Company and designated subsidiaries. These agreements also include covenants that restrict indebtedness, guarantees, rentals and other items.

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

The amounts of long-term debt which will become due during Fiscal 1998 through 2002, are approximately: 1998--$226,000; 1999--$68,700; 2000--$0; 2001--$20,000;
2002--$743 and beyond--$57,723.


Note 9:  Postretirement Medical Plan

The Company has a postretirement medical plan which covers most of its employees and provides for the payment of medical costs of eligible employees and dependents upon retirement. The plan is currently not funded. The Company expects to continue financing postretirement medical costs as covered claims are incurred.



Postretirement medical benefit costs includes the following components:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Fiscal           Fiscal           Fiscal
                                                                                            1997             1996             1995
-----------------------------------------------------------------------------------------------------------------------------------

Service costs - benefits attributed to service during the period                            $422             $457             $527
Interest cost on accumulated postretirement medical benefit
   obligation                                                                                500              528              620

Amortization of prior service costs                                                         (708)            (874)            (718)
                                                                                   ==============   ==============  ===============
Net postretirement medical benefit costs                                                    $214             $111             $429
                                                                                   ==============   ==============  ===============

Net postretirement medical benefit costs
   Continuing operations                                                                    $214              $81             $371
   Discontinued operations                                                                     -               30               58
                                                                                   --------------   --------------  ---------------
                                                                                            $214             $111             $429
                                                                                   ==============   ==============  ===============




The status of the plan is as follows:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  January 31,       January 31,       January 31,
                                                                                       1998              1997              1996


-----------------------------------------------------------------------------------------------------------------------------------

Accrued Postretirement Benefits:
Retirees                                                                               $3,819            $3,692            $4,642
Employees eligible to retire                                                            1,505             1,696             2,073
Employees not eligible to retire                                                        1,734             1,799             2,020
                                                                                  --------------    --------------    -------------
                                                                                        7,058             7,187             8,735
Unrecognized prior service cost                                                         2,655             4,074             4,701
Unrecognized net gain                                                                   3,543             3,830             2,018
                                                                                  --------------    --------------    -------------
                                                                                      $13,256           $15,091           $15,454
                                                                                  ==============    ==============    =============



The actuarial assumptions used are as follows:
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Fiscal                   Fiscal
                                                                                         1997                     1996
--------------------------------------------------------------------------------------------------------------------------------
Discount Rate                                                                          7.25%                       7.50%
Health Care Cost Trend                                                         7.98% - 8.94% (a)           8.40% - 9.50% (b)

(a)  Gradually declining to 5.00% by 2004
(b)  Gradually declining to 5.00% by 2005


Changing the health care cost trend rates by one percentage point would change the accumulated postretirement medical benefit obligation at January 31, 1998 by approximately $1,170 and the postretirement medical benefit costs for Fiscal 1997 by approximately $186. The sale of the Gas Turbine Operations resulted in a curtailment gain of $824 as of January 31, 1998. The Company has retained all liabilities and obligations of its Gas Turbine Operations' plan participants up to the date of the sale.

Note 10:  Employee Pension and Other Benefit Plans

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



The following table sets forth the plan's funded status and amounts recognized in the Company's statements of financial position:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Fiscal           Fiscal
                                                                                                              1997             1996
------------------------------------------------------------------------------------------------------------------------------------

Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
  of  $57,586 in 1997 and $48,193 in 1996                                                                  $60,853          $52,478
                                                                                                      =============    =============
  Projected benefit obligation for service rendered to date                                               $(69,610)        $(66,129)
  Plan assets at fair value for Fiscal 1997 and 1996;
  primarily publicly traded stocks and bonds,
  including 70,956 shares of the Company's Common
  Stock at the end of both Fiscal 1997 and 1996                                                             76,323           68,196
                                                                                                      -------------   --------------
Plan assets in excess of projected benefit obligations                                                       6,713            2,067
Unrecognized net (loss) gain from past experience different from that assumed                               (1,312)           3,297
                                                                                                      -------------    -------------
Prepaid pension cost included in Investments and Other Assets                                               $5,401           $5,364
                                                                                                      =============    =============


Net pension (income)/expense includes the following components:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Fiscal           Fiscal            Fiscal
                                                                                            1997             1996              1995
------------------------------------------------------------------------------------------------------------------------------------

Service cost -- benefits earned during the year                                           $3,861           $3,674            $2,187
Interest cost on projected benefit obligation                                              4,734            4,360             3,800
Actual return on plan assets                                                             (10,445)          (8,197)           (2,782)
Amortization of unrecognized net gain                                                          -                -              (738)

Net amortization and deferrals                                                             4,535            2,635            (2,494)
                                                                                    -------------    -------------     -------------
Net periodic pension (income) expense                                                     $2,685           $2,472              $(27)


Net periodic pension (income) expense

   Continuing operations                                                                  $1,684           $1,483             $(303)

   Discontinued operations                                                                 1,001              989               276
                                                                                    ------------      -----------       ------------
                                                                                          $2,685           $2,472              $(27)
                                                                                    ============      ===========       ============


The actuarial assumptions used are as follows:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Fiscal               Fiscal
                                                                                                          1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------

Discount Rate                                                                                            7.25%                7.50%

Long-term rate of return on assets                                                                       9.50%                9.50%

Rate of increase in future compensation                                                                  4.75%        4.50% - 5.00%


The expected return on plan assets is determined based on the expected long-term rate of return and the market-related value of plan assets. The market-related value of plan assets for Fiscal 1997, Fiscal 1996, and Fiscal 1995 was determined using the calculated value.

The sale of the Gas Turbine Operations resulted in a curtailment as defined by SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". The impact of the curtailment was a net gain of $2,722, which includes a decrease in the projected benefit obligation of $2,931 as of January 31, 1998. The Company has retained all liabilities and obligations of the Gas Turbine Operations' plan participants up to the date of sale.

Effective June 1997, the Company terminated its unfunded defined benefit retirement plan for non-employee directors which had provided for payments upon retirement, death, or disability. Retirement expense for this plan in Fiscal 1997, 1996 and 1995, respectively, was $47, $59 and $141.

The Company has an unfunded supplemental retirement plan for certain corporate officers. Retirement expense for the plan in Fiscal 1997, 1996 and 1995 was $486, $406 and $459, respectively. Prior service cost not yet recognized in periodic pension cost was $1,418, $1,547, and $1,676, at January 31, 1998, 1997 and 1996, respectively.

The Company has an employee savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may contribute up to 15% of their pre-tax salary, but not more than statutory limits. The Company contributes twenty five cents for each dollar contributed by a participant, subject to certain limitations. The Company's matching contribution to the savings plan for continuing operations was $817, $670 and $507 in Fiscal 1997, 1996 and 1995, respectively.

Under a nonqualified deferred compensation plan for certain employees, a portion of eligible employees' discretionary income can be deferred at the election of the employee. These deferred funds accrue interest payable to the employee at the prime rate in effect on specified dates.

Note 11:  Common Stock

Stock Repurchase Program: On October 31, 1997 the Company's Board of Directors authorized the repurchase of up to $120 million in its common stock. In December 1997, the Company entered into an equity forward contract to acquire up to 1,650,000 shares at a determinable price. Subsequent to January 31, 1998, the Company completed the repurchase of 1,650,000 shares for $40.5 million under this contract. This contract did not have a material impact on the calculation of earnings per share for Fiscal 1997.

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

Stock Option Plans: The Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan, the Stewart & Stevenson Services, Inc. 1993 Nonofficer Stock Option Plan, the 1994 Director Stock Option Plan and the 1996 Director Stock Plan authorize the grant of options to purchase an aggregate of up to 3,300,000, 984,950, 150,000 and 150,000 shares of Common Stock, respectively, at not less than fair market value at the date of grant. The options have a term not exceeding ten years and vest over periods not exceeding four years. Under the amended terms of the 1988 Nonstatutory Stock Option Plan, the number of options available for grant increased from 1,800,000 to 3,300,000 shares as of June 10, 1997. Pursuant to an amendment adopted in Fiscal 1996, no future grants of options may be made pursuant to the 1994 Director Stock Option Plan.



A summary of the status of the  Company's  stock option plans during Fiscal years 1995, 1996 and 1997 is presented in the tables below:
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Option Price
                                                                               Shares under                    Range
                                                                                  Option                     Per Share
-----------------------------------------------------------------------------------------------------------------------------------

Outstanding at end of Fiscal 1994                                                    585,175            $18.75 - $50.25
Granted                                                                              386,300            $33.75 and $35.125
Exercised                                                                            (52,750)           $18.75 - $32.625
Canceled                                                                             (20,650)           $32.625 - $50.25
                                                                                   ----------
Outstanding at end of Fiscal 1995                                                    898,075            $18.75 - $50.25

Granted                                                                              343,800            $24.25 and $24.375
Exercised                                                                            (71,500)                 $18.75
Canceled                                                                             (35,375)           $24.25 - $50.25
                                                                                   -----------
Outstanding at end of Fiscal 1996                                                  1,135,000            $18.75 - $50.25
Granted                                                                              375,900            $20.00 - $28.125

Exercised                                                                            (70,000)           $18.75
Canceled                                                                             (73,175)           $18.75 - $50.25
                                                                                   -----------
Outstanding at end of Fiscal 1997                                                  1,367,725            $20.00 - $50.25
Options available for future grants at the end of Fiscal 1997                      2,035,625
                                                                                   ===========



----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Fiscal                 Fiscal
                                                                                             1997                   1996
----------------------------------------------------------------------------------------------------------------------------------

Options exercisable at end of year                                                          552,050                 414,917
Weighted average exercise price of options exercisable                                     $  35.61                $  33.58
Weighted average fair value of options granted                                             $  12.23                $   9.59



 ------------------------- ------------------------ ------------------------ -- ------------------------ ------------------------
                              Weighted Average                                                            Remaining Contractual
      Exercise Price           Exercise Price         Options Outstanding         Options Exercisable         Life (Years)
 ------------------------- ------------------------ ------------------------ -- ------------------------ ------------------------

     $20.00 - $35.125              $31.66                  1,211,125                    434,600                   5 - 10
          $50.25                   $50.25                    156,600                    117,450                     7
                                                    ========================    ========================
                                                           1,367,725                    552,050
                                                    ========================    ========================


The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


 ----------------------------------------------------------------------------------- ---------------------- ----------------------
                                                                                              Fiscal                 Fiscal
                                                                                               1997                   1996
 ----------------------------------------------------------------------------------- ---------------------- ----------------------

 Net earnings                As Reported                                                     $52,263                $16,851
                             Pro Forma                                                       $49,869                $15,498


 Net earnings per share      As Reported                                                       $1.57                   $.51
                             Pro Forma                                                         $1.50                   $.47


Because the Statement 123 method of accounting is not required to be applied to options granted prior to February 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal 1997 and 1996:



 ----------------------------------------------------------------------------------- ---------------------- ----------------------
                                                                                                    Fiscal                 Fiscal
                                                                                                     1997                   1996
 ----------------------------------------------------------------------------------- ---------------------- ----------------------


 1988 Nonstatutory Stock Option Plan and 1993
     Nonofficer Stock Option Plan

        Risk free interest rates                                                                    6.61%                  6.13%
        Expected dividend yields                                                                    0.34%                  1.30%
        Expected volatility                                                                        39.21%                 34.42%
        Expected life (years)                                                                         10                      6


 1994 Director Stock Option Plan

        Risk free interest rates                                                                    6.79%                  6.79%
        Expected dividend yields                                                                    1.30%                  1.30%
        Expected volatility                                                                        35.24%                 35.24%
        Expected life (years)                                                                          6                       6


 1996 Director Stock Option Plan

        Risk free interest rates                                                                    6.93%                   N/A
        Expected dividend yields                                                                    0.50%                   N/A
        Expected volatility                                                                        39.28%                   N/A
        Expected life (years)                                                                         10                    N/A

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's options, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Note 12:  Income Taxes

The components of the income tax provision and the income tax payments are as follows:
  ---------------------------------------------------------------------------------------------------------------------------------
                                                                                         Fiscal           Fiscal            Fiscal
                                                                                           1997             1996              1995
  ---------------------------------------------------------------------------------------------------------------------------------

  Current                                                                                $4,990          $(6,083)           $2,337
  Deferred                                                                              (13,065)           7,859            10,417
                                                                                   -------------    -------------     -------------

  Income tax provision                                                                  $(8,075)          $1,776           $12,754

                                                                                   =============    =============     =============
  Income tax payments (excluding refunds)                                               $15,378          $15,320           $13,337
                                                                                   =============    =============     =============



A reconciliation between the provision for income taxes and income taxes computed by applying the statutory U.S. Federal income tax rate of 35% in Fiscal 1997, 1996 and 1995 is as follows:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Fiscal            Fiscal            Fiscal
                                                                                          1997              1996              1995
-----------------------------------------------------------------------------------------------------------------------------------


Provision at statutory rates                                                          $(7,767)           $ 2,328           $11,512
Other                                                                                    (308)              (552)            1,242

                                                                                  -------------     -------------    --------------

                                                                                      $(8,075)           $ 1,776           $12,754

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

The tax effects of the significant temporary differences which comprise the deferred tax liability at the end of Fiscal 1997 and 1996 are as follows:

  ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Fiscal            Fiscal
                                                                                                            1997              1996
  ---------------------------------------------------------------------------------------------------------------------------------

  Deferred Tax Assets

     Postretirement benefit obligation                                                                   $ 4,640           $ 5,282

     Accrued expenses and other reserves                                                                   3,113             5,257

     Other                                                                                                    33                33

                                                                                                    -------------     -------------
           Gross deferred tax assets                                                                       7,786            10,572

                                                                                                    -------------     -------------
  Deferred Tax Liabilities

     Property, plant and equipment                                                                         2,544             3,253

     Pension accounting                                                                                    1,273             1,114

     Contract accounting                                                                                   6,334            32,880

     Prepaid expenses and deferred charges                                                                96,938            50,918

     Other                                                                                                11,842             9,927

                                                                                                    -------------     -------------
           Gross deferred tax liabilities                                                                118,931            98,092

                                                                                                    -------------     -------------
  Net deferred tax liability                                                                            $111,145           $87,520

                                                                                                    =============     =============

  Current portion of deferred tax liability                                                             $108,246           $82,393

  Non-current portion of deferred tax liability                                                            2,899             5,127

                                                                                                    -------------     -------------
  Net deferred tax liability                                                                            $111,145          $ 87,520

                                                                                                    =============     =============

Note 13:  Supplemental Financial Data


Accounts and notes receivables, net consist of the following:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Fiscal           Fiscal
                                                                                                             1997             1996
-----------------------------------------------------------------------------------------------------------------------------------

Accounts receivable                                                                                      $180,388         $157,073
Notes receivable                                                                                           26,119           16,695
Allowance for doubtful accounts                                                                            (2,236)          (1,086)
Less non-current portion of notes receivable                                                              (19,238)         (12,275)
                                                                                                    --------------    -------------
                                                                                                         $185,033         $160,407
                                                                                                    ==============    =============

The U.S. Government accounted for approximately 22.5% and 10.9% of accounts receivable, exclusive of the receivable due from GE, at January 31, 1998 and 1997, respectively. Due to the large number of entities and diversity of the Company's customer base, concentration of credit risk with respect to trade receivables is limited. At the end of Fiscal 1997, accounts receivable and notes receivable included immaterial amounts due from certain investees of the Company.

Components of property, plant and equipment, net are as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Fiscal           Fiscal
                                                                                                             1997             1996
-----------------------------------------------------------------------------------------------------------------------------------

Machinery and equipment                                                                                  $111,931          $106,990
Buildings and leasehold improvements                                                                       80,511            74,315
Revenue earning assets                                                                                     17,118            14,075
Accumulated depreciation and amortization                                                                (129,408)         (118,922)
                                                                                                    --------------    -------------
                                                                                                           80,152            76,458
Construction-in-progress                                                                                    3,607             2,373
Land                                                                                                       13,985            12,747
                                                                                                    --------------    -------------
                                                                                                          $97,744           $91,578
                                                                                                    ==============    =============




Note 14:  Consolidated Quarterly Data (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Fiscal 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Fourth         Third         Second         First
                                                                               Quarter       Quarter       Quarter        Quarter
------------------------------------------------------------------------------------------------------------------------------------

Sales                                                                         $334,297        $298,998      $248,778       $232,961
Gross profit                                                                    (8,723)         33,693        30,238         27,777
Net earnings (loss) - Continuing                                               (29,689)          3,524         6,390          5,270
Net earnings (loss) - Discontinued                                                 356          (1,382)        1,838          4,612
Gain on disposal of discontinued operations, net of tax                         61,344              -             -              -
Net earnings (loss) per share:  Basic and Diluted
  Continuing operations                                                           (.90)            .11           .19            .16
  Discontinued operations                                                          .01            (.04)          .06            .14
  Gain on disposal                                                                1.85              -             -               -
                                                                              ----------    -----------   -----------      ---------
Net earnings per share                                                           $ .96             .07           .25             30
                                                                              ==========    ===========   ===========   ============




                                                                                                    Fiscal 1996

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Fourth         Third         Second         First
                                                                               Quarter       Quarter       Quarter        Quarter
------------------------------------------------------------------------------------------------------------------------------------

Sales                                                                         $284,951      $231,632     $159,982          $148,622
Gross profit                                                                    32,465        25,430       24,120            20,702
Net earnings (loss) - Continuing                                                 6,253         4,182       (7,474)            1,807
Net earnings (loss) - Discontinued                                               4,383         3,007         (213)            4,906
Net earnings (loss) per share: - Basic and Diluted
  Continuing operations                                                            .19           .13         (.23)              .05
  Discontinued operations                                                          .13           .09            -               .15
                                                                              ----------    ----------    ----------     -----------

Net earnings (loss) per share                                                    $ .32         $ .22        $(.23)            $ .20
                                                                              ==========    ===========   ===========   ============

Note 15:  Acquisitions and Divestiture

On April 12, 1997, the Company acquired Sierra Detroit Diesel Allison, Inc., a Detroit Diesel distributor whose franchise covers northern California. The purchase price totaled approximately $5.0 million. The assets and operations of the franchise prior to the acquisition are not material to the Company's consolidated assets or earnings.

On September 12, 1997, the Company acquired ownership of Carson Cogeneration, LLP, a California independent power producer. The purchase price totaled approximately $3.7 million. The assets and operating results of the plant prior to the acquisition are not material to the Company's consolidated assets or earnings.

On October 6, 1997, the Company sold its construction equipment franchise for $30.2 million. The construction equipment franchise operated in the gulf coast territory of Texas and primarily distributed, and provided services for, products manufactured by John Deere Construction Equipment Company and other companies engaged in the business of manufacturing earth moving equipment, forestry equipment, skidsteer equipment, and utility equipment. An estimated gain of $4.4 million was recognized on the sale.

On March 30, 1998, the Company acquired the assets of Compression Specialties, Inc., a compression equipment distributor in the business of leasing and servicing compression equipment in the State of Wyoming and the surrounding Rocky Mountain area. The purchase price totaled approximately $9.45 million. The assets and operations of this business prior to the acquisition would not have been material to the Company's consolidated assets or earnings.

Note 16:  Vulnerability Due To Certain Concentrations

The Company's principal distribution agreements are subject to termination by the suppliers for a variety of causes. Although no assurance can be given that such distribution agreements will be renewed beyond their expiration dates, they have been renewed regularly. The Company's Tactical Vehicle Systems segment's products are generally sold to the U.S. Government. (See Note 7:
Government Contracts).

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

                                 CROSS REFERENCE

Form 10-K Item                                  Caption in Definitive
Number and Caption                              Proxy Statement


Item 10.   Directors and Executive              Election of Directors; Executive
           Officers of the Registrant........   Officers; Section 16(a)
                                                Beneficial Ownership Reporting
                                                Compliance

Item 11.   Executive Compensation...........    Election of Directors;
                                                Performance of Stewart &
                                                Stevenson Common Stock; Report
                                                of the Compensation and
                                                Management Development
                                                Committee; Executive
                                                Compensation

Item 12.   Security Ownership of                Voting Securities and Ownership
           Certain Beneficial Owners            Thereof by Certain Beneficial
           and Management.................      Owners and Management

Item 13.   Certain Relationships                Transactions with Management
           and Related Transactions.......      and Certain Business
                                                Relationships

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.   The following financial statements for Stewart & Stevenson Services,
Inc. are filed as a part of this report:

Consolidated Statements of Financial Position--January 31, 1998 and 1997.

Consolidated Statements of Earnings--Years ended January 31, 1998, 1997 and
1996.

Consolidated Statements of Shareholders' Equity--Years ended January 31, 1998, 1997 and 1996.

Consolidated Statements of Cash Flows--Years ended January 31, 1998, 1997 and 1996.

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

The Company will furnish to any shareholder of record as of April 22, 1998, a copy of any exhibit to this annual report upon receipt of a written request addressed to Mr. Lawrence E. Wilson, Vice President and Secretary, P. O. Box 1637, Houston, Texas 77251-1637 and the payment of $.20 per page with a minimum charge of $5.00 for reasonable expenses prior to furnishing such exhibits.

The following exhibits are part of this report pursuant to item 601 of regulation S-K.

     *2.1 Transaction Agreement dated September 21, 1997 between General Electric Company and Stewart & Stevenson Services, Inc. (Exhibit 2.1 to 9/97 8-K).

     *3.1 Third Restated Articles of Incorporation of Stewart & Stevenson Services, Inc., effective as of September 13, 1995 (Exhibit 3(a) to 10/95 10-Q).

     3.2 Fifth Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of April 14, 1998.

     *4.1 Note Purchase Agreement effective May 30, 1996, between Stewart & Stevenson Services, Inc. and the Purchasers named therein (Exhibit 4 to 7/96 10-Q).

     *4.2 Rights Agreement effective March 13, 1995, between Stewart & Stevenson Services, Inc. and The Bank of New York (Exhibit 1 to Form 8-A Registration Statement under the Commission File No. 001-11443).

     *10.1 Lease Agreement effective April 15, 1997, between Miles McInnes and Faye Manning Tosch, as Lessors, and the Company, as Lessee (Exhibit 10.1 to 1/97 10-Q).

     *10.2 Distributor Sales and Service Agreement effective January 1, 1996, between the Company and Detroit Diesel Corporation (Exhibit 10.2 to 1/96 10-K).

     *10.3 Contract Number DAAE07-92-R001 dated October 11, 1991 between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U.S. Army Tank-Automotive Command, as modified (Exhibit 28.1 of the Form S-3 Registration Statement under the Commission File No. 33-44149).

     *10.4 Contract Number DAAE07-92-R002 dated October 15, 1991 between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U.S. Army Tank-Automotive Command, as modified (Exhibit 28.2 of the Form S-3 Registration Statement under the Commission File No. 33-44149).

     *10.5 Stewart & Stevenson Services, Inc. Deferred Compensation Plan dated as of December 31, 1979 (Exhibit 10.8 to 1/94 10-K).

     *10.6 Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan (as amended and restated effective as of June 10, 1997) (Exhibit B to 5/9/97 Proxy Statement).

     *10.7 Stewart & Stevenson Services, Inc. Supplemental Executive Retirement Plan (Exhibit 10.11 to 1/94 10-K).

     *10.8 Stewart & Stevenson Services, Inc. 1996 Director Stock Option Plan (Exhibit A to 5/9/97 Proxy Statement).

     21.1 List of Subsidiaries.

     23.1 Consent of Arthur Andersen LLP, Independent Public Accountants.

     27.1 Financial Data Schedule.
         ----------
         * Incorporated by reference.

(b) Form 8-K Report Date - February 16, 1998 (GE Transaction completed) Items reported - Item 2. Disposition of Assets
                          Item 7.  Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 1998.

STEWART & STEVENSON SERVICES, INC.


By /s/ Robert L. Hargrave
     Robert L. Hargrave
     Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April, 1998.


/s/ Robert L. Hargrave                        /s/ Orson C Clay
-----------------------------------------     ---------------------------------
Robert L. Hargrave                             Orson C Clay
Director, Principal Executive Officer,         Director
Principal Financial Officer and
Principal Accounting Officer


/s/ C. Jim Stewart II                         /s/ J. Carsey Manning
-----------------------------------------     ---------------------------------
C. Jim Stewart II                             J. Carsey Manning
Director                                      Director


/s/ Donald E. Stevenson                       /s/ Robert H. Parsley
-----------------------------------------     ---------------------------------
Donald E. Stevenson                           Robert H. Parsley
Director                                      Director


/s/ Jack W. Lander, Jr.
-----------------------------------------     ---------------------------------
Jack W. Lander, Jr.                           Jack T. Currie
Director                                      Director


/s/ Robert S. Sullivan                        /s/ Brian H. Rowe
-----------------------------------------     ---------------------------------
Robert S. Sullivan                            Brian H. Rowe
Director                                      Director


EXHIBIT INDEX

         Exhibit Number and Description

          3.2     Fifth Restated Bylaws.

         21.1     List of subsidiaries.

         23.1     Consent of Arthur Andersen LLP,
                  Independent Public Accountants.

         27.1     Financial Data Schedule.