Form 10-K405/A
period 1998-01-31
STEWART & STEVENSON SERVICES INC
filed 1998-05-06
CIK 94328

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
                            ========================================================================



                                                       Operating Profit                                  Growth Rate

                            ------------------------------------------------------------------------------------------------
                                       Fiscal                  Fiscal                 Fiscal                Fiscal
                                        1997                    1996                   1995        1996-1997      1995-1996
----------------------------------------------------------------------------------------------------------------------------

Power Products                      $36,031  147%          $33,017    70%          $30,393    64%          9%           9%
Tactical Vehicle Systems             (9,990) (41)           10,551    22             9,703    20         N/A            9
Engineered Power Systems               (879)  (3)            2,831     6             7,085    15         N/A          (60)
Other                                  (685)  (3)              716     2               292     1         N/A          N/A
                            ========================================================================
                                    $24,477   100%         $47,115   100%          $47,473   100%       (48)           (1)

                            ========================================================================






                              Operating Profit as a Percentage of Sales
                              ------------------------------------------------------------------------
                                      Fiscal                   Fiscal                  Fiscal
                                       1997                     1996                    1995
----------------------------- ------------------------ ----------------------- -----------------------

Power Products                          6.2%                     6.5%                   7.3%
Tactical Vehicle Systems               (2.5)                     5.3                    5.1
Engineered Power Systems                (.7)                     2.5                    7.4
Other                                  (5.0)                    56.8                   28.1
Consolidated                            2.2                      5.7                    6.8



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



The Company's Power Products segment's sales increased 14% to $580 million, which included Sierra Detroit Diesel, acquired April 12, 1997, whose revenues totaled approximately 5% of the segment's sales. The growth in sales reflects the continued healthy economic environment of the regions and markets served by the Company. In addition, the acquisition of Sierra Detroit Diesel Allison Inc. increased sales by approximately $30 million and increased the Company's distribution territory for certain products, including Detroit Diesel and Allison products, to include northern California. The Power Products segment recognized an increase in operating profit of 9% to $36 million including a net profit of $1 million from a combination of both a special gain and charge. Refer to "Special Items" for detailed analysis. Excluding these special items, operating profit would have been $35 million for Fiscal 1997 representing a 6% increase over Fiscal 1996.



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
                                         Sales            Profit            Assets          Expenditures      Depreciation
  --------------------------------------------------------------------------------------------------------------------------

  Fiscal 1997
  Power Products  (1)                      $580,490          $36,031           $327,030           $17,915            $9,698
  Tactical Vehicle Systems                  396,734           (9,990)           179,090             1,510             8,313
  Engineered Power Systems                  124,194             (879)           107,294             6,999             2,734
  Other                                      13,616             (685)            39,233             5,354               908
  Discontinued Operations                         -                -            600,000                 -                 -
                                     ---------------   --------------   ----------------   ---------------   ---------------
    Total                                $1,115,034          $24,477         $1,252,647           $31,778           $21,653
                                     ===============   ==============   ================   ===============   ===============

  Fiscal 1996
  Power Products                           $508,305          $33,017           $290,011           $13,119            $7,699
  Tactical Vehicle Systems                  200,916           10,551            185,211             1,422            10,746
  Engineered Power Systems                  114,706            2,831            133,353             6,142             3,045
  Other                                       1,260              716             18,295               620               536
  Discontinued Operations                         -                -            452,289                 -                 -
                                     ---------------   --------------   ----------------   ---------------   ---------------
    Total                                  $825,187          $47,115         $1,079,159           $21,303           $22,026
                                     ===============   ==============   ================   ===============   ===============

  Fiscal 1995
  Power Products                           $416,229          $30,393           $240,390           $10,780            $6,900
  Tactical Vehicle Systems                  189,009            9,703            175,174             2,111            10,349
  Engineered Power Systems                   96,045            7,085            154,893             2,049             2,023
  Other                                       1,041              292             23,329             1,101               958
  Discontinued Operations                         -                -            354,840                 -                 -
                                     ---------------   --------------   ----------------   ---------------   ---------------
  Total                                    $702,324          $47,473          $948,626           $16,041           $20,230
                                     ===============   ==============   ================   ===============   ===============

(1) Operating profit of Power Products for Fiscal 1997 includes the $4,369 gain on the sale of the Houston John Deere franchise.






A reconciliation of Operating Profit to Earnings (Loss) from Continuing
Operations before Income Taxes is as follows:
  ---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Fiscal           Fiscal             Fiscal
                                                                                       1997             1996               1995
  ---------------------------------------------------------------------------------------------------------------------------------



  Operating profit                                                                  $ 24,477            $47,115             $47,473
  Corporate expenses, net                                                             (7,875)            (7,990)             (7,237)
  Interest expense                                                                   (15,440)           (12,474)             (7,344)
  Settlement of litigation and special charge                                        (23,352)           (20,000)                  -
                                                                                  --------------    ----------------   -------------
  Earnings (loss) from continuing operations before income taxes                    $(22,190)            $6,651             $32,892
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

     21.1 List of Subsidiaries.

     23.1 Consent of Arthur Andersen LLP, Independent Public Accountants.

     27.1 Financial Data Schedule.
         ----------
         * Incorporated by reference.

(b) Form 8-K Report Date - February 16, 1998 (GE Transaction completed) Items reported - Item 2. Disposition of Assets
                          Item 7.  Financial Statements

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May, 1998.



STEWART & STEVENSON SERVICES, INC.


By /s/ Robert L. Hargrave
     Robert L. Hargrave
     Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April, 1998.


/s/ Robert L. Hargrave
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


/s/ Robert S. Sullivan
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