Form 10-Q
period 1998-04-30
STEWART & STEVENSON SERVICES INC
filed 1998-06-15
CIK 94328

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

  (Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended April 30, 1998

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


Common Stock, Without Par Value             27,945,748 Shares
            (Class)                 (Outstanding at June 2, 1997)

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position -- April 30, 1998 and January 31, 1998.

Consolidated Condensed Statement of Earnings -- Three Months Ended April
  30, 1998 and 1997.

Consolidated Condensed Statement of Cash Flows -- Three Months Ended April
  30, 1998 and 1997.


Notes to Consolidated Condensed Financial Statements.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands)
                                                                        April 30            January 31
                                                                          1998                 1998
                                                                       ----------           ----------

                                                                       (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and equivalents                                              $  275,276           $   18,987
   Accounts and notes receivable, net                                   199,295              185,033
   Receivable from sale of Gas Turbine Operations                          --                600,000
   Recoverable costs and accrued profits
      not yet billed                                                    134,375              138,208
   Inventories:
      Engineered Power Systems                                           55,102               46,551
      Power Products                                                    158,289              166,918
      Excess of current cost over LIFO values                           (46,531)             (45,892)
                                                                     -----------          -----------
                                                                        166,860              167,577
                                                                     -----------          -----------
      TOTAL CURRENT ASSETS                                              775,806            1,109,805

PROPERTY, PLANT AND EQUIPMENT                                           241,451              227,152
   Allowances for depreciation and
       amortization                                                    (132,874)            (129,408)
                                                                     -----------          -----------
                                                                        108,577               97,744
INVESTMENTS AND OTHER ASSETS                                             46,678               45,098
                                                                     -----------          -----------
                                                                       $931,061           $1,252,647
                                                                     ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                           $493           $   35,000
   Accounts payable                                                      83,371               92,728
   Current income taxes                                                  97,755               88,862
   Current portion of long-term debt                                       --                226,000
   Other current liabilities                                            112,014              119,512
                                                                     -----------          -----------
      TOTAL CURRENT LIABILITIES                                         293,633              562,102
                                                                     -----------          -----------

COMMITMENTS AND CONTINGENCIES (SEE NOTE B)

LONG-TERM DEBT                                                          147,649              147,166
DEFERRED INCOME TAXES                                                      --                  2,899
ACCRUED POSTRETIREMENT BENEFITS                                          13,261               13,256
DEFERRED COMPENSATION                                                     4,774                5,517
SHAREHOLDERS' EQUITY
   Common Stock, without par value, 100,000,000
       shares authorized; 30,338,688 and 33,132,280
       shares issued at April 30, 1998 and January
       31, 1998, respectively, including 11,820
       shares held in treasury                                          110,009              166,454
   Retained earnings                                                    361,768              355,286
                                                                     -----------          -----------
                                                                        471,777              521,740
   Less cost of treasury stock                                              (33)                 (33)
                                                                     -----------          -----------
      TOTAL SHAREHOLDERS' EQUITY                                        471,744              521,707
                                                                     -----------          -----------
                                                                       $931,061           $1,252,647
                                                                     ===========          ===========

See accompanying notes to consolidated condensed financial statements.





STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)


                                                                                      Three Months Ended
                                                                                           April 30
                                                                                      ------------------
                                                                                    1998              1997
                                                                                    ----              ----
                                                                                          (Unaudited)
Sales                                                                            $305,010          $232,961
Cost of sales                                                                     273,976           205,184
                                                                                ----------        ----------
Gross profit                                                                       31,034            27,777

Selling and administrative expenses                                                18,731            16,914
Interest expense                                                                    3,150             3,462
Other income, net                                                                  (6,022)             (620)
                                                                                ----------        ----------
                                                                                   15,859            19,756
                                                                                ----------        ----------

Earnings from continuing operations before income taxes                            15,175             8,021
Income taxes                                                                        5,481             2,756
                                                                                ----------        ----------

Earnings from continuing operations of consolidated companies                       9,694             5,265
Equity in net earnings (loss) of unconsolidated affiliates                           (529)                5
                                                                                ----------        ----------
Net earnings from continuing operations                                             9,165             5,270
Net earnings from discontinued operations, net of tax of $2,198                        --             4,612
                                                                                ----------        ----------
Net earnings                                                                     $  9,165          $  9,882
                                                                                ==========        ==========

Weighted average number of shares of Common Stock outstanding -
  Basic                                                                            31,976            33,156
  Diluted                                                                          32,035            33,215

Net earnings (loss) per share:  Basic and Diluted
  Continuing Operations                                                          $    .29          $    .16
  Discontinued Operations                                                              --               .14
                                                                                ----------        ----------
                                                                                 $    .29          $    .30
                                                                                ==========        ==========
Cash dividends per share                                                         $   .085          $   .085

                                                                                ==========        ==========



See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                                                 Three Months Ended
                                                                                     April 30
                                                                                ------------------
                                                                            1998                   1997
                                                                            ----                   ----
                                                                                   (Unaudited)
Operating Activities
   Net earnings from continuing operations                             $    9,165            $    5,270
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Accrued postretirement benefits                                          5                    29
       Depreciation and amortization                                        4,193                 6,068
       Deferred income taxes, net                                          (2,899)               (1,701)
       Change in operating assets and liabilities
         net of the effect of acquisition:
          Accounts and notes receivable, net                              (13,467)                2,090
          Recoverable costs and accrued profits not
           yet billed                                                       3,833               (33,685)
          Inventories                                                       1,723                (3,798)
          Accounts payable                                                 (9,357)              (33,928)
          Current income taxes                                              8,893                10,650
          Other current liabilities                                        (7,498)                4,803
          Other--principally long-term assets and
           liabilities                                                     (1,999)                  328
                                                                       -----------           -----------
   Net Cash Used In Continuing Operations                                  (7,408)              (43,874)
   Net Cash Provided By Discontinued Operations                              --                   2,441
                                                                       -----------           -----------
   Net Cash Used In Operating Activities                                   (7,408)              (41,433)

Investing Activities
   Collection of receivable from sale of
    Gas Turbine Operations                                                600,000                  --
   Expenditures for property, plant and equipment                          (8,107)               (6,930)
   Acquisition of business                                                 (9,450)               (5,029)
   Disposal of property, plant and equipment, net                             406                 1,897
                                                                       -----------           -----------
   Net Cash Provided By (Used In) Investing Activities                    582,849               (10,062)

Financing Activities
   Additions to long-term borrowings                                          483                50,000
   Payments on long-term borrowings                                      (226,000)                  (70)
   Net borrowings and payments on short-term
     notes payable                                                        (34,507)               50,000
   Dividends paid                                                          (2,683)               (2,815)
   Repurchase of common stock                                             (57,060)                 --
   Exercise of stock options                                                  615                 1,399
                                                                       -----------           -----------
   Net Cash Provided By (Used In) Financing Activities                   (319,152)               98,514
                                                                       ----------            ----------
Increase in cash and equivalents                                          256,289                47,019
Cash and equivalents, February 1                                           18,987                 9,132
                                                                       -----------           -----------
Cash and equivalents, April 30                                         $  275,276            $   56,151
                                                                       ===========           ===========
Supplemental disclosure of cash flow information:
   Net cash paid during the period for:
     Interest payments                                                 $      258            $    4,202
     Income tax payments                                               $       88            $      352

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 1999.

The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's January 31, 1998 Form 10-K.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1998" commenced on February 1, 1998 and ends on January 31, 1999.

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128 Earnings per Share ("SFAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if all securities or other contracts to issue common stock were exercised or converted into common stock. During the first quarter of both Fiscal 1998 and 1997, 59,000 unexercised stock options were deemed to be dilutive. The Company has adopted SFAS 128 as of January 31, 1998, which was required by the FASB. Accordingly, all periods presented have been restated to disclose basic and diluted EPS. There is no material difference between SFAS 128 presentation of EPS and the EPS presented in prior reporting periods. The weighted average number of shares outstanding for the three months ended April 30, 1998 includes 17,000 shares issued pursuant to exercise of stock options. In addition, the Company repurchased 2,884,000 shares of its outstanding Common Stock during the first quarter, which has been considered in the computation of the weighted average number of shares outstanding.

The accompanying consolidated financial statements for Fiscal 1997 contain certain reclassifications to conform with the presentation used in Fiscal 1998. The consolidated financial statements have been restated to reflect the Company's Gas Turbine Operations as a discontinued operation.

Note B--Commitments and Contingencies

The Company and Engineering Design Group, Inc. ("EDG") were parties to an arbitration before the American Arbitration Association in Houston, Texas. On May 12, 1998, the arbitrators awarded EDG the sum of $12,433,000 relating to unpaid amounts under a subcontract to construct a power plant in Argentina. The award was fully reserved as of January 31, 1998 and did not affect the Company's financial position or results of operations as of April 30, 1998.

The Company is a party to an arbitration proceeding before the American Arbitration Association in San Francisco, California in which Noell, Inc. has asserted claims of approximately $6 million in damages arising from the sale of turbine-driven equipment for installation in power plants located in Ceres, California and Lodi, California. The liability, if any, relating to these claims was assumed by GE as part of the sale of the Gas Turbine Operations Division.

The Company is a defendant in a number of other lawsuits relating to contractual, product liability, personal injury and warranty matters and otherwise of the type normally incident to the Company's business. Management is of the opinion that such lawsuits are either fully reserved or will not result in any material liability to the Company.

The Company has provided certain guarantees in support of its customer's financing of purchases from the Company in the form of both residual value guarantees and debt guarantees. The maximum exposure of the Company related to guarantees at April 30, 1998 is $60.5 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements which are based on assumptions such as timing, volume and pricing of customers' orders. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those outlined in the forward-looking statements, including the risk of adjustment to the sale price of the Gas Turbine Operations Division, cancellation or adjustment of specific orders, termination of significant government programs, decrease in demand in the markets served, the outcome of pending and future litigation and governmental proceedings, increasing product/service competition, risk associated with newly acquired businesses, or lower-than-anticipated penetration of markets served.

This discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended January 31, 1998.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of sales represented by certain items reflected in the Company's Consolidated Condensed Statement of Earnings.




                                                                           Three Months Ended
                                                                                April 30
                                                                           ------------------
                                                                         1998               1997
                                                                         ----               ----
Sales                                                                   100.0%              100.0%
Cost of sales                                                            89.8                88.1
                                                                        ------              ------
Gross profit                                                             10.2                11.9

Selling and administrative expenses                                       6.2                 7.3
Interest expense                                                          1.0                 1.5
Other income, net                                                        (2.0)                (.3)
                                                                        ------              ------
                                                                          5.2                 8.5
                                                                        ------              ------
Earnings before income taxes                                              5.0                 3.4
Income taxes                                                              1.8                 1.2
                                                                        ------              ------
Earnings from continuing operations of consolidated
 companies                                                                3.2                 2.2
Equity in net earnings of unconsolidated affiliates                       (.2)                 .0
                                                                        ------              ------
Net earnings from continuing operations                                   3.0%                2.2%
                                                                        ======              ======

Sales for the first quarter of the year ending January 31, 1999 ("Fiscal 1998") increased 31% to $305 million compared to sales of $233 million for the same period of the year ended January 31, 1998 ("Fiscal 1997").

The Power Products segment's Fiscal 1998 sales increased $16 million (13%) in the first quarter of Fiscal 1998 compared to the same period in Fiscal 1997. Increased sales were broad based within the Power Products segment, with most locations contributing to the favorable results. In particular, a strengthening oil and gas and marine businesses market served by the Company's Power Products segment contributed to the sales improvement, as did the acquisition of additional distribution territories in Northern California.

The Tactical Vehicle Systems (TVS) segment sales increased $47 million (60%) for the first quarter of Fiscal 1998 compared to the same period in Fiscal 1997. The sales increase was due primarily to increased production of trucks under the FMTV contract. See "Government Contract Status" for discussion of the second multi-year contract.

The Engineered Power Systems (EPS) segment sales increased to $35 million in the first quarter of Fiscal 1998 compared to $31 million in the same period in Fiscal 1997. Sales increased 35% for the Petroleum Equipment Division, reflecting the strong demand for new equipment by the oilfield drilling and services industries. These increases were partially offset by a 15% decline in sales by the Aircraft Ground Support Division, which was adversely affected by the Asian financial crisis.

The gross profit margin of 10.2% for the first quarter of Fiscal 1998 decreased compared to the 11.9% gross profit margin for the same period in Fiscal 1997 due to a greater percentage of sales represented by tactical vehicles, which carry a lower gross margin than the other segments.

Selling and administrative expense increased 11% in the first quarter of Fiscal 1998, primarily as a result of post closing activity related to the sale of the Company's Gas Turbine Operations. Selling and administrative expenses for the first quarter of Fiscal 1998 decreased as a percentage of sales to 6.2% compared to 7.3% for the same period in Fiscal 1997 due to the greater sales volumes.

As a result of the sale of the Gas Turbine Operations, the Company has been able to reduce its debt and has experienced a significant increase in cash. Accordingly, interest expense for the first quarter of Fiscal 1998 decreased to $3.2 million, down from $3.5 million for the same period in Fiscal 1997, due primarily to the repayment of $261 million in floating rate debt from the proceeds of the sale of the Company's Gas Turbine Operations.

Other income increased to $6 million in the first quarter of Fiscal 1998 compared to $1 million for the same period in Fiscal 1997 due primarily to increased interest income from short-term investment of the proceeds from the sale of the Company's Gas Turbine Operations.

Effective as of June 2, 1998, the Company completed its $120,000,000 stock repurchase program. In total, the Company repurchased and retired 5,265,120 shares of Stewart & Stevenson Common Stock, thereby reducing its total outstanding shares by 16%. Net earnings from continuing operations of $9.2 million ($.29 per share) were recorded for the three months ended April 30, 1998 as compared to net earnings from continuing operations of $5.3 million ($.16 per share) for the three months ended April 30, 1997. This is due to increased gross profit and other income and the reduction in the weighted average number of shares outstanding.

GOVERNMENT CONTRACT STATUS

The FMTV contract is a firm fixed-price multi-year contract whereby the price paid to the Company is not subject to adjustment to reflect the Company's actual costs, except costs incurred as a result of actions or inactions of the government.

As of April 30, 1998, the Company has completed approximately 9,029 of the 11,197 vehicles covered by the original contract plus options and additional requirements to date. Revenues and profits realized on the FMTV contract are based on the Company's estimates of total contract sales value and costs at completion. Stewart & Stevenson has incurred significant cost overruns and delivery schedule delays on the FMTV contract which the Company believes are primarily due to the government's decision to delay the testing of trucks and other government directed changes to the contract. The Company has and will continue to submit a series of Requests for Equitable Adjustments (REAs) under the FMTV contract, seeking increases in the FMTV contract price for those additional costs that relate to government caused delays and changes. Amounts in excess of agreed upon contract price for government caused delays, disruptions, unpriced change orders and government caused additional contract costs are recognized in contract value when the Company believes it is probable that the claim for such amounts will result in additional contract revenue and the amount can be reasonably estimated.

At April 30, 1998, the Company's FMTV contract accounting position reflects the expected recovery of substantial amounts in excess of the contract price for government caused delays, disruptions, unpriced change orders and other government caused additional contract costs. Although management believes that the contract provides a legal basis for the claims and its estimates are based on reasonable assumptions and on a reasonable analysis of contract costs, due to uncertainties inherent in the estimation and claims negotiations process, no assurances can be given that its estimates will be accurate, and variances between such estimates and actual results could be material. In the event that the Company is unable to recover a substantial portion of the additional costs, the Company may suffer a material adverse effect on its earnings during the accounting period in which such contract issues are resolved.

The Company is negotiating a contract with the United States Army that would provide for continued production of the FMTV through 2002, with a one year option that would extend the contract through 2003. The Company expects to sign this agreement in the second quarter of Fiscal 1998 and estimates that, if all options were exercised, it will have a total value of $1.36 billion with gross profit margins in excess of the current contract.

The funding of the contracts are subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contracts must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. The Company has received full funding for the initial 5 year program. If the FMTV contracts are terminated other than for default, they provide for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

EFFECT OF ADMINISTRATIVE AGREEMENT

The Company is subject to an Administrative Agreement with the U.S. Air
Force that imposes certain requirements on the Company intended to assure the U.S. Air Force that the Company is a responsible government contractor.
A default by the Company of the requirements under the Administrative
Agreement could result in the suspension or debarment of the Company from receiving new government contracts or modifications to existing government contracts unless the contracting agency finds a compelling need to enter into such agreement. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank ("EXIM Bank"), Overseas Private Investment Corporation ("OPIC") and similar government agencies during a suspension or debarment. Any such suspension or debarment could have a material adverse impact on the Company's financial condition and results of operations.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at April 30, 1998 and at the close of Fiscal 1997 were as follows:



-------------------------------------------------------------------------------------------------
                                                                 April 30              January 31
                                                                   1998                   1998
-------------------------------------------------------------------------------------------------
                                                                        (Dollars in millions)
Power Products                                                     $ 62.8                 $ 69.6
Tactical Vehicle Systems                                            341.9                  487.0
Engineered Power Systems                                            112.0                   57.5
                                                               ----------             ----------
                                                                   $516.7                 $614.1
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

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment of $8.1 million for the first quarter of Fiscal 1998 was comparable to $6.9 million for the same period in Fiscal 1997. These amounts are consistent with the historical capital expenditure levels of the Company.

LIQUIDITY AND SOURCES OF CAPITAL

Proceeds from the sale of Gas Turbine Operations were used to retire $261 million of notes payable and the current portion of long-term debt during the quarter ended April 30, 1998. The Company has $150 million in committed credit facilities, all of which are available for the Company's use at April 30, 1998. The Company has additional banking relationships which provide uncommitted borrowing arrangements.

In the event that any acquisition of additional operations, growth in existing operations, changes in inventory levels, new capital investments, accounts receivable or other working capital items create a permanent need for working capital or capital expenditures in excess of existing cash and equivalents and committed lines of credit, the Company may seek to convert additional uncommitted borrowing arrangements to committed credit facilities or to issue additional equity securities. Management believes that the Company's cash and equivalents and current credit facilities and available options for external sources of funds are adequate to meet its foreseeable cash requirements.

YEAR 2000 COMPLIANCE

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company is devoting the necessary resources to resolve all significant year 2000 issues in a timely manner.

ACQUISITIONS

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

On June 1, 1998, the Company acquired the assets of H & H Rubber, Inc., a manufacturer of rubber replacement parts for the oilfield industry, located in Houston, Texas. The purchase price totaled approximately $4.0 million. The assets and operations of this business prior to the acquisition would not have been material to the Company's consolidated assets or earnings.

The Company intends to continue looking for acquisition opportunities in its core businesses, and for synergistic opportunities in niche businesses.


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

           3.2 Fifth Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of April 14, 1998 (incorporated by reference to Exhibit 3.2 of the Form 10-K of Stewart & Stevenson for the Fiscal year ended January 31, 1998 under the Commission File No. 0-8493).

           4.1 Note Purchase Agreement effective May 30, 1996, between Stewart & Stevenson Services, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 4 of the Form 10-Q of Stewart & Stevenson for the quarterly period ended July 31, 1997 under the Commission File No. 0-8493).

           4.2 Rights Agreement effective March 13, 1995, between Stewart & Stevenson Services, Inc. and The Bank of New York (incorporated by reference to Exhibit 1 of the Form 8-A Registration Statement of Stewart & Stevenson under the Commission File No. 001-11443).

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

          10.6 Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan (as amended and restated effective as of June 10, 1997) (incorporated by reference to Exhibit B of the Proxy Statement of Stewart & Stevenson filed with the Commission on May 9, 1997).

          10.7 Stewart & Stevenson Services, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 of the Form 10-K of Stewart & Stevenson for the fiscal year ended January 31, 1994 under the Commission File No. 0-8493).

          10.8 Stewart & Stevenson Services, Inc. 1996 Director Stock Plan (incorporated by reference to Exhibit A the Proxy Statement of Stewart & Stevenson filed with the Commission on May 9, 1997).

          23.1 Consent of Arthur Andersen LLP, Independent Public Accountants (incorporated by reference to Exhibit 23.1 of the Form 10-K of Stewart & Stevenson for the Fiscal year ended January 31, 1998 under Commission File No. 0-8493).

          27.1   Financial Data Schedule.
        __________
     *Filed with this report.

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




                            STEWART & STEVENSON SERVICES, INC.




Date:  June 12, 1998  By:    /s/ Robert L. Hargrave
                            Robert L. Hargrave
                            President and Chief Executive Officer
                            (as authorized officer)

                      By:    /s/ Patrick G. O'Rourke
                            Patrick G. O'Rourke
                            Controller (as chief accounting officer)






EXHIBIT INDEX

 Exhibit Number and Description

          3.1 Third Restated Articles of Incorporation of Stewart & Stevenson Services, Inc.

          3.2   Fifth Restated Bylaws of Stewart & Stevenson Services,
                Inc.

          4.1   Note Purchase Agreement.

          4.2   Rights Agreement.

         10.1   Lease Agreement.

         10.2   Distributor Sales and Services Agreement.

         10.3   Contract Number DAAE07-92-R001.

         10.4   Contract Number DAAE07-92-R002.

         10.5   Stewart & Stevenson Services, Inc. Deferred
                Compensation Plan.

         10.6 Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan (as amended and restated effective as of June 10, 1997).

         10.7   Stewart & Stevenson Services, Inc. Supplemental
                Executive Retirement Plan.

         10.8   Stewart & Stevenson Services, Inc. 1996 Director Stock
                Plan.

         23.1   Consent of Arthur Andersen LLP, Independent Public
                Accountants.

         27.1   Financial data schedule.