Form 10-Q
period 1998-07-31
STEWART & STEVENSON SERVICES INC
filed 1998-09-14
CIK 94328

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

  (Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 1998

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


Common Stock, Without Par Value              27,984,035 Shares
            (Class)                 (Outstanding at September 1, 1998)








PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position -- July 31, 1998 and January 31, 1998.

Consolidated Condensed Statement of Earnings -- Six Months and Three
  Months Ended July 31, 1998 and 1997.

Consolidated Condensed Statement of Cash Flows -- Six Months Ended
  July 31, 1998 and 1997.


Notes to Consolidated Condensed Financial Statements.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL
POSITION
(Dollars in thousands)
                                                    July 31       January 31
                                                      1998          1998
                                                   ----------    ----------

                                                   (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and equivalents                            $  180,890    $   18,987
   Accounts and notes receivable, net                 143,481       185,033
   Receivable from sale of Gas Turbine Operations          --       600,000
   Recoverable costs and accrued profits
      not yet billed                                  144,921       138,208
   Inventories:
      Engineered Power Systems                         60,879        46,551
      Power Products                                  168,979       166,918
      Excess of current cost over LIFO values         (46,842)      (45,892)
                                                   -----------   -----------
                                                      (46,531)      (45,892)
                                                   -----------   -----------
                                                      183,016       167,577
                                                   -----------   -----------
      TOTAL CURRENT ASSETS                            652,308     1,109,805

PROPERTY, PLANT AND EQUIPMENT                         257,270       227,152
   Allowances for depreciation and
       amortization                                  (137,572)     (129,408)
                                                   -----------   -----------
                                                      119,698        97,744
INVESTMENTS AND OTHER ASSETS                           39,264        45,098
                                                   -----------   -----------
                                                     $811,270    $1,252,647
                                                   ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                   $      822    $   35,000
   Accounts payable                                    78,350        92,728
   Current income taxes                                58,123        88,862
   Current portion of long-term debt                   60,046       226,000
   Other current liabilities                           94,751       119,512
                                                   -----------   -----------
      TOTAL CURRENT LIABILITIES                       292,092       562,102
                                                   -----------   -----------

COMMITMENTS AND CONTINGENCIES (SEE NOTE B)

LONG-TERM DEBT                                         86,996       147,166
DEFERRED INCOME TAXES                                      --         2,899
ACCRUED POSTRETIREMENT BENEFITS                        13,066        13,256
DEFERRED COMPENSATION                                   4,186         5,517
SHAREHOLDERS' EQUITY
   Common Stock, without par value, 100,000,000
     shares authorized; 27,984,035 and 33,205,688
     shares issued at July 31, 1998 and January
     31, 1998, respectively, including 0 and
     11,820 shares held in treasury                    47,043       166,454
   Retained earnings                                  367,887       355,286
                                                   -----------   -----------
                                                      414,930       521,740
   Less cost of treasury stock                             --           (33)
                                                   -----------   -----------
      TOTAL SHAREHOLDERS' EQUITY                      414,930       521,707
                                                   -----------   -----------
                                                     $811,270    $1,252,647
                                                   ===========   ===========

See accompanying notes to consolidated condensed financial statements.




STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)
                                  Six Months Ended        Three Months Ended
                                       July 31                   July 31
                                 ------------------       ------------------
                                  1998          1997         1998        1997
                                  ----          ----         ----        ----
                              (Unaudited)                (Unaudited)
Sales                         $ 628,549     $ 481,739    $ 323,539   $ 248,778
Cost of sales                   565,775       423,724      291,799     218,540
                              ---------     ---------    ---------  ----------
Gross profit                     62,774        58,015       31,740      30,238

Selling and administrative
 expenses                        38,695        35,290       19,964      18,376
Interest expense                  5,956         7,146        2,806       3,684
Other income, net               (10,230)       (2,190)      (4,208)     (1,570)
                              ---------     ---------    ---------  ----------
                                 34,421        40,246       18,562      20,490
                              ---------     ---------    ---------  ----------
Earnings from continuing
 operations before income
 taxes                           28,353        17,769       13,178       9,748
Income taxes                     10,295         6,087        4,814       3,331
                              ---------     ---------    ---------  ----------
Earnings from continuing
 operations of consolidated
 companies                       18,058        11,682        8,364       6,417

Equity in net earnings
 (loss) of  unconsolidated
 affiliates                        (456)          (22)          73         (27)
                              ---------     ---------    ---------  ----------
Net earnings from
 continuing operations           17,602        11,660        8,437       6,390
                              ---------     ---------    ---------  ----------
Net earnings from
 discontinued operations net of tax of
 $3,118, and $920                   --          6,450           --       1,838
                              ---------     ---------    ---------   ---------
Net earnings                     17,602        18,110        8,437       8,228
                              =========     =========    =========   =========

Weighted average number of
shares  of Common Stock
outstanding -
   Basic                         30,046        33,174       28,178      33,193
   Diluted                       30,137        33,249       28,178      33,295
Net earnings per share:
 Basic and Diluted
   Continuing operations      $     .59     $     .35    $     .30   $     .19
   Discontinued operations           --           .20           --         .06
                              ---------     ---------    ---------  ----------
                              $     .59     $     .55    $     .30   $     .25
                              =========     =========    =========   =========
Cash dividends per share      $     .17     $     .17    $    .085   $    .085
                              =========     =========    =========   =========

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
                                                        Six Months Ended
                                                             July 31
                                                       ------------------
                                                        1998         1997
                                                        ----         ----
                                                          (Unaudited)
Operating Activities
   Net earnings from continuing operations          $   17,602  $   11,660
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Accrued postretirement benefits                    (190)         58
       Depreciation and amortization                     9,963       9,072
       Deferred income taxes, net                       (2,899)     (2,113)
       Change in operating assets and liabilities
         net of the effect of acquisition:
          Accounts and notes receivable, net            42,347      21,808
          Recoverable costs and accrued profits not
           yet billed                                   (6,713)    (16,811)
          Inventories                                  (14,433)    (31,942)
          Accounts payable                             (14,378)    (49,714)
          Current income taxes                         (30,739)      4,514
          Other current liabilities                    (24,761)        926
          Other--principally long-term assets and
           liabilities                                   4,536         715
                                                      ---------   ---------

   Net Cash Used In Continuing Operations              (19,665)    (51,827)
   Net Cash Provided By Discontinued Operations           --        11,775
                                                      ---------   ---------
   Net Cash Used In Operating Activities               (19,665)    (40,052)

Investing Activities
   Collection of receivable from sale of
    Gas Turbine Operations                             600,000        --
   Expenditures for property, plant and equipment      (15,633)    (6,708)
   Acquisition of businesses                           (18,750)    (5,029)
   Disposal of property, plant and equipment, net          665      1,992
                                                      ---------  ---------
   Net Cash Provided By (Used In) Investing
    Activities                                         566,282     (9,745)

Financing Activities
   Additions to long-term borrowings                        --     75,832
   Payments on long-term borrowings                   (226,124)   (27,445)
   Net borrowings and payments on short-term
     notes payable                                     (34,178)    10,000
   Dividends paid                                       (5,001)    (5,636)
   Repurchase of common stock                         (120,000)       --
   Exercise of stock options                               589      1,495
                                                      ---------   --------
   Net Cash Provided By (Used In) Financing
     Activities                                       (384,714)    54,246
                                                      ---------   --------
Increase in cash and equivalents                       161,903      4,449
Cash and equivalents, February 1                        18,987      9,132
                                                      ---------   ---------
Cash and equivalents, July 31                       $  180,890  $  13,581
                                                      =========   =========
Supplemental disclosure of cash flow information:
   Net cash paid during the period for:
     Interest payments                              $    4,922  $   13,091
     Income tax payments                            $   44,877  $    8,665

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the six months ended July 31, 1998 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 1999.

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128 Earnings Per Share ("SFAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if all securities or other contracts to issue common stock were exercised or converted into common stock. During the second quarter of Fiscal 1998 and 1997, 0 and 102,000 unexercised stock options, respectively, were deemed to be dilutive. For the six months ended July 31, 1998 and 1997, 92,000 and 75,000 unexercised stock options, respectively, were deemed to be dilutive. The Company adopted
SFAS 128 as of January 31, 1998. Accordingly, all periods presented have been restated to disclose basic and diluted EPS. There is no material difference between SFAS 128 presentation of EPS and the EPS presented in prior reporting periods. The weighted average number of shares outstanding for the six months ended July 31, 1998 includes 17,000 shares issued pursuant to the exercise of stock options and 38,287 restricted shares issued in exchange for shares of a subsidiary of the Company .
In addition, the Company repurchased 5,265,120 shares of its outstanding Common Stock during the six months ended July 31, 1998, which has been considered in the computation of the weighted average number of shares outstanding. These 5,265,120 shares, as well as the 11,820 shares held as treasury stock, were cancelled during the six months ended July 31, 1998.

The accompanying consolidated financial statements for Fiscal 1997 contain certain reclassifications to conform with the presentation used in Fiscal 1998. The consolidated financial statements have been restated to reflect the Company's Gas Turbine Operations as a discontinued operation.

Note B--Commitments and Contingencies

The Company and Engineering Design Group, Inc. ("EDG") were parties to an arbitration before the American Arbitration Association in Houston, Texas. On May 12, 1998, the arbitrators awarded EDG the sum of $12,433,000 relating to unpaid amounts under a subcontract to construct a power plant in Argentina. The award was fully reserved as of January 31, 1998 and did not affect the Company's financial position or results of operations as of July 31, 1998.

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

The Company is involved in a number of other lawsuits and disputes relating to contractual, product liability, personal injury and warranty matters and otherwise of the type normally incident to the Company's business. Management is of the opinion that such lawsuits and disputes are either fully reserved or will not result in any material liability to the Company.

The Company has provided certain guarantees in support of its customer's financing of purchases from the Company in the form of both residual value guarantees and debt guarantees. The maximum exposure of the Company related to guarantees at July 31, 1998 is $65.9 million.


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

The following discussion contains forward-looking statements which are based on assumptions such as timing, volume and pricing of customers' orders. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those outlined in the forward-looking statements, including the risk of adjustment to the sales price of the Gas Turbine Operations Division, cancellation or adjustment of specific orders, termination of significant government programs, decrease in demand in the markets served, the outcome of pending and future litigation and governmental proceedings, increasing product/service competition, risk associated with newly acquired businesses, or lower-than-anticipated penetration of markets served.

This discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's Form 10-K and notes thereto for the fiscal year ended January 31, 1998.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of sales represented by certain items reflected in the Company's
Consolidated Condensed Statement of Earnings.

                                                 Six Months Ended
                                                     July 31
                                                ------------------
                                                  1998      1997
                                                  ----      ----
Sales                                            100.0%    100.0%
Cost of sales                                     90.0      88.0
                                                 ------    ------
Gross profit                                      10.0      12.0

Selling and administrative expenses                6.2       7.3
Interest expense                                   0.9       1.5
Other income, net                                 (1.6)      (.5)
                                                  -----     -----
                                                   5.5       8.3
                                                  -----     -----
Earnings from continuing operations
 before income taxes                               4.5       3.7
Income taxes                                       1.6       1.3
                                                 ------    ------
Earnings from continuing operations
 of consolidated companies                         2.9       2.4
Equity in net earnings of unconsolidated
 affiliates                                       (0.1)       --
                                                 ------    ------
Net earnings from continuing operations            2.8%      2.4%
                                                 ======    ======

Sales for the second quarter of the year ending January 31, 1999 ("Fiscal 1998") increased 30% to $324 million compared to sales of $249 million for the same period of the year ended January 31, 1998 ("Fiscal 1997"). Sales for the six months ended July 31, 1998 increased 30% to $629 million, compared to sales of $482 million for the same period of Fiscal 1997.

The Power Products segment's sales decreased $9 million (6%) in the second quarter of Fiscal 1998 compared to the same period in Fiscal
1997, but increased $7 million (2%) for the six months ended
July 31, 1998 over the same period of Fiscal 1997. The quarter and six month periods ended July 31, 1997 include $9.6 million and $18.9 million, respectively, of sales from the Company's John Deere dealership, which was sold during the third quarter of Fiscal 1997. Increased sales in the Power Product's segment for the six months ended July 31, 1998 were broad based, with most locations contributing to the favorable results.
The Power Products segment experienced strong sales growth in its core businesses in the second quarter of Fiscal 1998, and management expects this trend to continue in the near future.

The Tactical Vehicle Systems (TVS) segment sales increased $75 million (118%) for the second quarter of Fiscal 1998 compared to the same period in Fiscal 1997. TVS segment sales for the six months ended July 31, 1998 increased $122 million (86%) over the same period in Fiscal 1997. The sales increase was primarily due to higher production of trucks under the Family of Medium Tactical Vehicles ("FMTV") contract. See "Government Contract Status" for discussion of the second multi-year contract.

The Engineered Power Systems (EPS) segment sales increased to $41 million in the second quarter of Fiscal 1998 compared to $38 million in the same period in Fiscal 1997. EPS segment sales for the six months ended July 31, 1998 increased $7 million (11%) over the same period in Fiscal 1997. Sales increased 48% and 42% for the Petroleum Equipment Division for the quarter and six months ended July 31, 1998, respectively, reflecting the strong demand for new equipment by the oilfield drilling and services industries. In particular, demand increased in the overseas markets and in the market for marine riser systems. These increases were partially offset by a 41% and 30% decline in sales by the Aircraft Ground Support Division for the quarter and year to date period ended July 31, 1998, respectively. The Aircraft Ground Support Division continues to be adversely affected by the Asian financial crisis.

The gross profit margin of 9.8% for the second quarter of Fiscal 1998 decreased compared to the 12.2% gross profit margin for the same period in Fiscal 1997. The gross profit margin of 10.0% for the six months ended July 31, 1998 decreased compared to the 12.0% gross profit margin for the same period of Fiscal 1997. These decreases are due to a greater percentage of sales represented by the TVS segment, which carry a lower gross margin than the other segments.

Selling and administrative expenses increased 8.6% in the second quarter of Fiscal 1998, primarily as a result of post closing activity related to the sale of the Company's Gas Turbine Operations. Selling and administrative expenses increased 9.6% for the six months ended July 31, 1998 over the same period of Fiscal 1997. Selling and administrative expenses for the second quarter of Fiscal 1998 decreased as a percentage of sales to 6.2% compared to 7.4% for the same period in Fiscal 1997 due to greater sales volume. Selling and administrative expenses for the six months ended July 31, 1998 decreased as a percentage of sales to 6.2% compared to 7.3% for the same period in Fiscal 1997 due to greater sales volumes.

As a result of the sale of the Gas Turbine Operations, the Company has been able to reduce its debt and has experienced a significant increase in cash and cash equivalents. Interest expense for the second quarter of Fiscal 1998 decreased to $2.8 million, down from $3.7 million for the same period in Fiscal 1997, due primarily to the repayment of $261 million in floating rate debt from the proceeds of the sale of the Company's Gas Turbine Operations. Interest expense decreased 16.7% for the six months ended July 31, 1998, as compared to the same period of Fiscal 1997.

Other income increased to $4.2 million in the second quarter of Fiscal 1998 compared to $1.6 million for the same period in Fiscal 1997 primarily due to increased interest income from short-term investment of the proceeds from the sale of the Company's Gas Turbine Operations. Other income increased to $10.2 million for the six months ended July 31, 1998, as compared to $2.2 million for the same period of Fiscal 1997.

As of June 2, 1998, the Company completed a $120,000,000 stock repurchase program. In total, the Company repurchased and retired 5,265,120 shares of the Company's Common Stock, thereby reducing its total outstanding shares by 16%. Net earnings from continuing operations of $8.4 million ($.30 per share) were recorded for the three months ended July 31, 1998 as compared to net earnings from continuing operations of $6.4 million ($.19 per share) for the three months ended July 31, 1997. Net earnings from continuing operations of $17.6 million ($.59 per share) were recorded for the six months ended July 31, 1998, as compared to net earnings from continuing operations of $11.7 million ($.35 per share) for the same period of Fiscal 1997. This increase is due to increased gross profit and other income and the reduction in the weighted average number of shares outstanding.

GOVERNMENT CONTRACT STATUS

The FMTV contract is a firm fixed-price multi-year contract. The price paid to the Company is not subject to adjustment to reflect the Company's actual costs, except costs incurred as a result of actions or inactions of the government.

As of July 31, 1998, the Company has completed approximately 10,193 of the 11,197 vehicles covered by the original contract plus options and additional requirements to date. Revenues and profits realized on the FMTV contract are based on the Company's estimates of total contract sales value and costs at completion. Stewart & Stevenson has incurred significant cost overruns and delivery schedule delays on the FMTV contract which the Company believes are primarily due to the government's decision to delay the testing of trucks and other government directed changes to the contract. The Company has and will continue to submit a series of Requests for Equitable Adjustments (REAs) under the FMTV contract, seeking increases in the FMTV contract price for those additional costs that relate to government caused delays and changes. Amounts in excess of agreed upon contract price for government caused delays, disruptions, unpriced change orders and government caused additional contract costs are recognized in contract value when the Company believes it is probable that the claim for such amounts will result in additional contract revenue and the amount can be reasonably estimated.

The Company is negotiating a contract with the United States Army that would provide for continued production of the FMTV through 2002, with a one year option that would extend the contract through 2003. Award of the second FMTV contract has been delayed pending the completion of tests relating to drive-train improvements made by the Company to correct reported failures in drive-train components. The Company expects to sign this agreement in the third quarter of Fiscal 1998 and estimates that, if all options were exercised, it will have a total value of $1.36 billion with gross profit margins in excess of the current contract.

At July 31, 1998, the Company's FMTV contract accounting position reflects the expected recovery of substantial amounts in excess of the contract price for government caused delays, disruptions, unpriced change orders and other government caused additional contract costs. Although management believes that the contract provides a legal basis for the claims and its estimates are based on reasonable assumptions and on a reasonable analysis of contract costs, due to uncertainties inherent in the estimation and claims negotiations process, no assurances can be given that its estimates will be accurate, and variances between such estimates and actual results could be material.
The Company's FMTV contract accounting position also reflects the expected recovery of all costs relating to the drive-train improvements made by the Company. In the event that the Company is unable to recover a substantial portion of the additional costs, the Company may suffer a material adverse effect on its earnings during the accounting period in which such contract issues are resolved.

The funding of the contracts are subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contracts must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. The government has approved full funding for the initial 5 year program. If the FMTV contracts are terminated other than for default, they provide for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

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

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at July 31, 1998 and at the close of Fiscal 1997 were as follows:

----------------------------------------------------------------
                                          July 31     January 31
                                            1998         1998
----------------------------------------------------------------
                                           (Dollars in millions)
Power Products                             $ 76.8        $ 69.6
Tactical Vehicle Systems                    199.9         487.0
Engineered Power Systems                     86.8          57.5
                                          -------      --------
                                           $363.5        $614.1
                                          =======        ======

Unfilled orders of the Tactical Vehicle Systems segment consists principally of the contracts awarded in October 1991 by the United States Department of the Army to manufacture medium tactical vehicles, and options under the FMTV contract that have been exercised by the U.S. Army to purchase additional vehicles.

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment of $15.6 million for the six months ended July 31, 1998 increased as compared to $6.7 million for the same period in Fiscal 1997. Excluding approximately $7.3 million of expenditures for a new facility and machinery for the Petroleum Equipment Division, these amounts are consistent with the historical capital expenditure levels of the Company.

LIQUIDITY AND SOURCES OF CAPITAL

Proceeds from the sale of Gas Turbine Operations were used to retire $261 million of notes payable and the current portion of long-term debt during the quarter ended April 30, 1998. The Company has $150 million in committed credit facilities, all of which are available for the Company's use at July 31, 1998. The Company has additional banking relationships which provide uncommitted borrowing arrangements.

In the event that any acquisition of additional operations, growth in existing operations, settlement of other lawsuits and disputes, changes in inventory levels, new capital investments, accounts receivable or other working capital items create a permanent need for working capital or capital expenditures in excess of existing cash and equivalents and committed lines of credit, the Company may seek to convert additional uncommitted borrowing arrangements to committed credit facilities or to issue additional equity securities. Management believes that the Company's cash and equivalents and current credit facilities and available options for external sources of funds are adequate to meet its foreseeable cash requirements.

YEAR 2000 COMPLIANCE

The Company is currently working to resolve the potential impact of the year 2000 on its informational systems, operational systems, and products. The Company is at the close of its assessment phase, and has begun remediation efforts on those systems and products requiring modification to eliminate any data processing conflict created by the impending millennium. The Company believes that its compliance program will reach a favorable conclusion on or before December 31, 1998.

Based on its assessment, the Company has budgeted $2,000,000 for remediation efforts. The majority of these costs are attributable to the purchase of new personal computer systems. The Company has not identified any mission critical system whose timely remediation poses a material risk to the Company. The Company's contingency plans for any non-compliant systems will be developed for each particular system if, and as, they are identified.

ACQUISITIONS

On June 1, 1998, the Company acquired substantially all of the assets of H & H Rubber, Inc., a manufacturer of rubber replacement parts for the oilfield industry, located in Houston, Texas. The purchase price totaled approximately $4.0 million. The assets and operations of this business prior to the acquisition would not have been material to the Company's consolidated assets or earnings.

In other acquisitions, the Company purchased (i) substantially all of the assets of Action Air, Inc., an air compression equipment company serving San Antonio and South Texas, (ii) the Deutz engine distributorship for the states of Texas, Oklahoma and Kansas from Harley Equipment Corporation, and (iii) all of the outstanding stock and the real estate of IPSC Co., Inc., the Deutz engine distributor in the states of Arkansas, Mississippi and Louisiana, all for an aggregate purchase price of approximately $5.3 million. The assets and operations of these businesses prior to their acquisition would not have been material to the Company's consolidated assets or earnings.

The Company intends to continue looking for acquisition opportunities in its core businesses and for synergistic opportunities in niche businesses.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

See Note B to the Consolidated Condensed Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as a part of this report pursuant to Item 601 of Regulation S-K.

       3.1 Third Restated Articles of Incorporation of Stewart & Stevenson Services, Inc., effective as of September 13, 1995
             (incorporated by reference to Exhibit 3(a) of the Form 10-Q of Stewart & Stevenson for the quarterly period ended October 31, 1995 under the Commission File No. 001-
             11443).

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

       10.8  Stewart & Stevenson Services, Inc. 1996
             Director Stock Plan  (incorporated by
             reference to Exhibit A of the Proxy
             Statement of Stewart & Stevenson filed
             with the Commission on May 9, 1997).

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




                    STEWART & STEVENSON SERVICES, INC.




Date:  September 14, 1998   By:    /s/ Robert L. Hargrave
                            Robert L. Hargrave
                            President and Chief Executive Officer
                            (as authorized officer)

Date:  September 14, 1998   By:    /s/ Patrick G. O'Rourke
                            Patrick G. O'Rourke
                            Controller (as chief accounting officer)




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