Form 10-Q
period 1998-10-31
STEWART & STEVENSON SERVICES INC
filed 1998-12-15
CIK 94328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (MARK ONE)
              [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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


Common Stock, Without Par Value                        27,984,035 Shares
            (Class)                           (Outstanding at December 1, 1998)

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position - October 31, 1998 and
  January 31, 1998.

Consolidated Condensed Statement of Earnings -- Nine Months and Three Months
  Ended October 31, 1998 and 1997.

Consolidated Condensed Statement of Cash Flows -- Nine Months Ended October 31,
  1998 and 1997.


Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands)

                                                       OCTOBER 31     JANUARY 31
                                                          1998           1998
                                                      -------------  -----------
                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS
   Cash and equivalents ..........................   $     5,737    $    18,987
   Accounts and notes receivable, net ............       200,266        185,033
   Receivable from sale of Gas Turbine Operations           --          600,000
   Recoverable costs and accrued profits
      not yet billed .............................       178,354        138,208
   Inventories:
      Engineered Power Systems ...................        59,099         46,551
      Power Products .............................       185,813        166,918
      Excess of current cost over LIFO values ....       (48,003)       (45,892)
                                                     -----------    -----------
                                                         196,909        167,577
                                                     -----------    -----------
      TOTAL CURRENT ASSETS .......................       581,266      1,109,805
PROPERTY, PLANT AND EQUIPMENT ....................       256,478        227,152
   Allowances for depreciation and
       amortization ..............................      (143,352)      (129,408)
                                                     -----------    -----------
                                                         113,126         97,744
INVESTMENTS AND OTHER ASSETS .....................        30,370         45,098
                                                     -----------    -----------
                                                     $   724,762    $ 1,252,647
                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable .................................   $     5,234    $    35,000
   Accounts payable ..............................        96,199         92,728
   Current income taxes ..........................        15,849         88,862
   Current portion of long-term debt .............        60,000        226,000
   Other current liabilities .....................        35,283        119,512
                                                     -----------    -----------
      TOTAL CURRENT LIABILITIES ..................       212,565        562,102
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES (SEE NOTE B)

LONG-TERM DEBT ...................................       109,339        147,166
DEFERRED INCOME TAXES ............................          --            2,899
ACCRUED POSTRETIREMENT BENEFITS ..................        13,350         13,256
DEFERRED COMPENSATION ............................         3,737          5,517
SHAREHOLDERS' EQUITY
   Common Stock, without par value, 100,000,000
      shares authorized; 27,984,035 and 33,205,688
      shares issued at October 31, 1998 and
      January 31, 1998, respectively, including
      0 and 11,820 shares held in treasury .......        47,180        166,454
   Retained earnings .............................       338,591        355,286
                                                     -----------    -----------
                                                         385,771        521,740
   Less cost of treasury stock ...................          --              (33)
                                                     -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY .................       385,771        521,707
                                                     -----------    -----------
                                                     $   724,762    $ 1,252,647
                                                     ===========    ===========


See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)

                                            NINE MONTHS ENDED       THREE MONTHS ENDED
                                               OCTOBER 31                OCTOBER 31
                                        ------------------------------------------------
                                           1998         1997        1998          1997
                                        ---------    ---------    ---------    ---------
                                              (UNAUDITED)                (UNAUDITED)
Sales ...............................   $ 949,670    $ 780,737    $ 321,121    $ 298,998
Cost of sales .......................     875,054      689,029      309,279      265,305
                                        ---------    ---------    ---------    ---------

Gross profit ........................      74,616       91,708       11,842       33,693

Selling and administrative
 expenses ...........................      62,011       53,836       23,316       18,546
Interest expense ....................       8,868       10,545        2,912        3,399
Settlement of litigation ............        --         10,000         --         10,000
Other income, net ...................     (13,097)      (8,213)      (2,867)      (6,023)
                                        ---------    ---------    ---------    ---------

                                           57,782       66,168       23,361       25,922
                                        ---------    ---------    ---------    ---------

Earnings (loss) from continuing
 operations before income taxes .....      16,834       25,540      (11,519)       7,771
Income tax provision (benefit) ......       5,960       10,150       (4,335)       4,063
                                        ---------    ---------    ---------    ---------

Earnings (loss) from continuing
 operations of consolidated
 companies ..........................      10,874       15,390       (7,184)       3,708
Equity in net earnings (loss) of
 unconsolidated affiliates ..........        (189)        (206)         267         (184)
                                        ---------    ---------    ---------    ---------

Net earnings (loss) from
 continuing operations ..............      10,685       15,184       (6,917)       3,524
Net earnings (loss) from discontinued
 operations net of tax provision
 (benefit) of ($11,750), $1,920,
 ($11,750), and ($1,198) ............     (20,000)       5,068      (20,000)      (1,382)
                                        ---------    ---------    ---------    ---------
Net earnings (loss)..................   $  (9,315)   $  20,252    $ (26,917)   $   2,142
                                        =========    =========    =========    =========


Weighted average number of shares  of
Common Stock outstanding -
   Basic ............................      29,351       33,181       27,984       33,194
   Diluted ..........................      29,351       33,236       27,984       33,264
Net earnings (loss) per share:
 Basic and Diluted
   Continuing operations ............   $     .36    $     .46    $    (.25)   $     .11
   Discontinued operations ..........        (.68)         .15         (.71)        (.04)
                                        ---------    ---------    ---------    ---------

                                        $    (.32)   $     .61    $    (.96)   $     .07
                                        =========    =========    =========    =========
Cash dividends per share ............   $    .255    $    .255    $    .085    $    .085
                                        =========    =========    =========    =========

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)

                                                             NINE MONTHS ENDED
                                                                 OCTOBER 31
                                                          ----------------------

                                                             1998         1997
                                                          ---------    ---------
                                                               (UNAUDITED)
OPERATING ACTIVITIES
   Net earnings from continuing operations ............   $  10,685    $  15,184
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Depreciation and amortization ..................      14,046       17,416
       Deferred income taxes, net .....................      (2,899)      (1,528)
       Loss (Gain) on sale of business ................         243       (4,317)
       Change in operating assets and liabilities
         net of the effect of acquisition:
          Accounts and notes receivable, net ..........     (14,095)      (4,757)
          Recoverable costs and accrued profits not
           yet billed .................................     (40,146)      (2,741)
          Inventories .................................     (24,252)     (51,514)
          Accounts payable ............................          41      (38,701)
          Current income taxes ........................     (61,301)       5,802
          Other current liabilities ...................     (20,969)         841
          Accrued litigation settlement ...............        --          9,206
          Other--principally long-term assets and
           liabilities ................................       2,546       (3,108)
                                                          ---------    ---------

   NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS    (136,101)     (58,217)
   NET CASH PROVIDED BY DISCONTINUED OPERATIONS .......     516,000        5,457
                                                          ---------    ---------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      379,899      (52,760)

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment .....     (23,612)     (24,794)
   Acquisition of businesses ..........................     (19,951)      (5,029)
   Proceeds from sale of business .....................       4,600       22,773
   Disposal of property, plant and equipment, net .....       1,931        3,279
                                                          ---------    ---------

   NET CASH USED IN INVESTING ACTIVITIES ..............     (37,032)      (3,771)

FINANCING ACTIVITIES
   Additions to long-term borrowings ..................      25,000       78,885
   Payments on long-term borrowings ...................    (226,459)     (27,532)
   Net short-term borrowings (payments) ...............     (28,037)      21,000
   Dividends paid .....................................      (7,380)      (8,465)
   Repurchase of common stock .........................    (120,000)        --
   Exercise of stock options ..........................         759        1,495
                                                          ---------    ---------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (356,117)      65,383
                                                          ---------    ---------

Increase (decrease) in cash and equivalents ...........     (13,250)       8,852
Cash and equivalents, February 1 ......................      18,987        9,132
                                                          ---------    ---------

Cash and equivalents, October 31 ......................   $   5,737    $  17,984
                                                          =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Net cash paid during the period for:
     Interest payments ................................   $   7,308    $  18,475
     Income tax payments ..............................   $  75,483    $   9,816

NON-CASH ACTIVITIES:
   Transfer of inventory to fixed assets -
     Discontinued operations ..........................   $    --      $  (8,727)

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the nine months ended October 31, 1998 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 1999.

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

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128 Earnings Per Share ("SFAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if all securities or other contracts to issue common stock were exercised or converted into common stock. During the third quarter of Fiscal 1998 and 1997, 0 and 70,000 unexercised stock options, respectively, were deemed to be dilutive. For the nine months ended October 31, 1998 and 1997, 0 and 55,000 unexercised stock options, respectively, were deemed to be dilutive. The Company adopted SFAS 128 as of January 31, 1998. Accordingly, all periods presented have been restated to disclose basic and diluted EPS. There is no material difference between SFAS 128 presentation of EPS and the EPS presented in prior reporting periods. The Company repurchased 5,265,120 shares of its outstanding Common Stock during the nine months ended October 31, 1998, which has been considered in the computation of the weighted average number of shares outstanding. These 5,265,120 shares, as well as the 11,820 shares held as treasury stock, were cancelled during the nine months ended October 31, 1998.

The accompanying consolidated financial statements for Fiscal 1997 contain certain reclassifications to conform with the presentation used in Fiscal 1998. The consolidated financial statements have been restated to reflect the Company's Gas Turbine Operations as a discontinued operation.

NOTE B--COMMITMENTS AND CONTINGENCIES
-------------------------------------

During the quarter the Company reached an agreement with General Electric Company (GE) regarding certain adjustments to the purchase price and the matters relating to the sale of the Company's Gas Turbine Operations to GE. The agreement required the Company to pay GE $84 million resulting in an after tax charge, net of accruals, of $20 million, or $.71 per share to earnings from discontinued operations.

The U.S. Army has alleged that a latent defect exists in the drive-train of all vehicles produced by the Company under the 1991 contract to supply the Family of Medium Tactical Vehicles ("FMTV"), and has directed the Company to make certain changes in the drive-train of all 11,197 vehicles produced without cost to the Army. The Company, supported by outside counsel, believes that there is a legal basis to require its vendors to perform the necessary work at no cost to the Company. The Company has notified the vendors of the affected parts and directed the vendors to perform the necessary work without cost to the Company. The Company and its vendors deny that a latent defect exists and the Company has notified the Army that it intends to submit a substantial claim for all cost incurred by it or its vendors to perform the specified changes. Under the applicable subcontracts, the Company's vendors are required to perform the specified changes and recover their costs, if such costs are recoverable under the subcontracts, by submission of a claim through the Company to the U.S. Army. One of the Company's vendors, Caterpillar, Inc. ("Caterpillar"), has indicated that it will not make the specified change without additional compensation from the Company. If Caterpillar or other vendors refuse to perform under their subcontracts, the Company may be required to fund all or part of the work specified by the Army and recover such cost either from the Army via the claims process or from the vendors. The aggregate expected cost of the change to all the parties could be substantial. Because of the uncertainties inherent in the claims process, the Company cannot predict whether all or any part of costs arising from the directed work will be borne by the Company or its vendors. In the event that such costs are borne by the Company, they could adversely affect liquidity unless they are recovered from the customer or the vendor and could have a material adverse effect on the results of operations and financial condition of the Company in the period in which such determination is made. See additional discussion of the FMTV contract in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Government Contract Status.

The Company was a party to an arbitration proceeding before the American Arbitration Association in San Francisco, California in which Noell, Inc. asserted claims of approximately $6 million in damages arising from the sale of turbine-driven equipment for installation in power plants located in Ceres, California and Lodi, California. On September 1, 1998, all claims by Noell were resolved in a settlement agreement under which the Company was not required to contribute any funds.

The Company is involved in a number of other lawsuits and disputes relating to contractual, product liability, personal injury and warranty matters and otherwise of the type normally incident to the Company's business. Management is of the opinion that such lawsuits and disputes are either fully reserved or will not result in any material liability to the Company.

The Company has provided certain guarantees in support of its customer's financing of purchases from the Company in the form of both residual value guarantees and debt guarantees. The maximum exposure of the Company related to guarantees at October 31, 1998 is $66.4 million.

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

                                      NINE MONTHS ENDED      THREE MONTHS ENDED
                                           OCTOBER 31            OCTOBER 31

                                         1998       1997      1998        1997
                                        ------     ------    ------      ------
Sales ..............................    100.0%     100.0%     100.0%     100.0%
Cost of sales ......................     92.1       88.3       96.3       88.7
                                        -----      -----      -----      -----
Gross profit .......................      7.9       11.7        3.7       11.3

Selling and administrative
 Expenses ..........................      6.5        6.9        7.3        6.2
Interest expense ...................      0.9        1.3        0.9        1.1
Settlement of litigation ...........     --          1.3       --          3.4
Other income, net ..................     (1.3)      (1.1)      (0.9)      (2.0)
                                        -----      -----      -----      -----
                                          6.1        8.4        7.3        8.7
                                        -----      -----      -----      -----
Earnings (loss)from
 Continuing Operations
 before income taxes ...............      1.8        3.3       (3.6)       2.6
Income tax provision
 (benefit) .........................       .7        1.3       (1.3)       1.4
                                        -----      -----      -----      -----
Earnings (loss)from
 Continuing Operations of
 consolidated companies ............      1.1        2.0       (2.3)       1.2
Equity in net earnings
 Of unconsolidated
 Affiliates ........................      --        --          0.1       --
                                        -----      -----      -----      -----
Net earnings (loss)from
 Continuing Operations .............      1.1%       2.0%      (2.2)%      1.2%
                                        =====      =====      =====      =====

Sales for the third quarter of the year ending January 31, 1999 ("Fiscal 1998") increased 7% to $321 million compared to sales of $299 million for the same period of the year ended January 31, 1998 ("Fiscal 1997"). Sales for the nine months ended October 31, 1998 increased 22% to $950 million, compared to sales of $781 million for the same period of Fiscal 1997.

The Power Products segment sales decreased $1 million (1%) in the third quarter of Fiscal 1998 compared to the same period in Fiscal 1997, but increased $13 million (3%) for the nine months ended October 31, 1998 over the same period of Fiscal 1997. The quarter and nine month periods ended October 31, 1997 included $6 million and $25 million, respectively, of sales from the Company's John Deere dealership, which was sold during the third quarter of Fiscal 1997. The Power Products segment experienced some softness in petroleum related markets in the third quarter of Fiscal 1998 due to depressed oil price levels, and management expects this trend to continue in the near future.

The Tactical Vehicle Systems (TVS) segment sales increased $19 million (19%) for the third quarter of Fiscal 1998 compared to the same period in Fiscal 1997. TVS segment sales for the nine months ended October 31, 1998 increased $141 million (58%) over the same period in Fiscal 1997. The sales increase was primarily due to higher production of trucks under the Family of Medium Tactical Vehicles ("FMTV") contract. See "Note B -- Commitments and Contingencies" for discussion of contract issues. Also, see "Government Contract Status" for discussion of the second multi-year contract.

The Engineered Power Systems (EPS) segment sales decreased $1 million (2%) in the third quarter of Fiscal 1998 compared to the same period in Fiscal 1997. EPS segment sales for the nine months ended October 31, 1998 decreased $1 million (1%) over the same period in Fiscal 1997. Sales for the Petroleum Equipment Division increased 32% and 37% for the quarter and nine months ended October 31, 1998, respectively, reflecting the strong demand for new equipment by the oilfield drilling and services industries. In particular, demand increased in the overseas markets and in the market for marine riser systems. These increases were partially offset by a 28% and 29% decline in sales in the Aircraft Ground Support Division for the quarter and year-to-date period ended October 31, 1998, respectively. The Aircraft Ground Support Division continues to be adversely affected by the Asian financial crisis. Gas compression sales decreased $1 million (22%) from last year's comparable quarter, and $5 million for the nine months ended October 31, 1998 compared with the same period in Fiscal 1997, largely due to timing of shipments.

The gross profit margin rate of 3.7% for the third quarter of Fiscal 1998 decreased compared to the 11.3% gross profit margin rate for the same period in Fiscal 1997. The gross profit margin rate of 7.9% for the nine months ended October 31, 1998 decreased compared to the 11.7% gross profit margin rate for the same period of Fiscal 1997. These decreases were largely due to (1) a $19.7 million provision for cost overruns, superseded materials, and efforts to resolve truck performance issues on the initial FMTV truck contract, and (2) a greater percentage of sales represented by the TVS segment, which carry a lower gross profit margin rate than the other segments.

Increases in selling and administrative expenses for the third quarter and first three quarters of Fiscal 1998, over comparable periods for Fiscal 1997 primarily resulted from recent business acquisitions.

The sale of the Gas Turbine Operations enabled the Company to reduce its debt. As a result, interest expense for the third quarter of Fiscal 1998 decreased to $2.9 million, down from $3.4 million for the same period in Fiscal 1997. Interest expense decreased $1.7 million (16%) for the nine months ended October 31, 1998, as compared to the same period of Fiscal 1997.

Other income decreased to $2.9 million in the third quarter of Fiscal 1998 compared to $6.0 million for the same period in Fiscal 1997, which included a $4.3 million gain on the sale of a construction equipment dealership. Other income increased to $13.1 million for the nine months ended October 31, 1998, as compared to $8.2 million for the same period of Fiscal 1997, due to increased interest income from short-term investment of the proceeds from the sale of the Company's Gas Turbine Operations.

A net loss from continuing operations of $6.9 million ($.25 per share) was recorded for the three months ended October 31, 1998 as compared to net earnings from continuing operations of $3.5 million ($.11 per share) for the three months ended October 31, 1997. Net earnings from continuing operations of $10.7 million ($.36 per share) were recorded for the nine months ended October 31, 1998, as compared to net earnings from continuing operations of $15.2 million ($.46 per share) for the same period of Fiscal 1997. This decrease was largely due to $12.7 million (net of a $7 million tax benefit) of 1998 write-offs in the TVS segment, compared to approximately $6.5 (net of tax) million in 1997 litigation settlements.

Net loss for the quarter including discontinued operations was $26.9 million, or $.96 per share. During the quarter the Company reached an agreement with General Electric Company (GE) regarding certain adjustments to the purchase price and the matters relating to the sale of the Company's Gas Turbine Operations to GE. The agreement required the Company to pay GE $84 million resulting in an after tax charge, net of accruals, of $20 million, or $.71 per share to earnings from discontinued operations.

GOVERNMENT CONTRACT STATUS

The FMTV contract is a firm fixed-price multi-year contract. The price paid to the Company is not subject to adjustment to reflect the Company's actual costs, except costs incurred as a result of actions or inactions of the government.

As of October 31, 1998, the Company has completed approximately 10,954 of the 11,197 vehicles covered by the original contract plus options and additional requirements to date. Revenues and profits realized on the FMTV contract are based on the Company's estimates of total contract sales value and costs at completion. The Company has incurred significant cost overruns and delivery schedule delays on the FMTV contract which the Company believes are primarily due to the government's decision to delay the testing of trucks and other government directed changes to the contract. In addition, the Company has been directed to change certain drive-train components of the vehicles produced. The Company has and will continue to submit a series of Requests for Equitable Adjustments (REAs) under the FMTV contract, seeking increases in the FMTV contract price for those additional costs that relate to government caused delays and changes. Amounts in excess of agreed upon contract price for government caused delays, disruptions, unpriced change orders and government caused additional contract costs are recognized in contract value when the Company believes it is probable that the claim for such amounts will result in additional contract revenue and the amount can be reasonably estimated.

At October 31, 1998, the Company's FMTV contract accounting position reflected the expected recovery of substantial amounts in excess of the contract price for government caused delays, disruptions, unpriced change orders and other government caused additional contract costs. Although management believes that the contract provides a legal basis for the claims and its estimates are based on reasonable assumptions and on a reasonable analysis of contract costs, due to uncertainties inherent in the estimation and claims negotiations process, no assurances can be given that its estimates will be accurate, and variances between such estimates and actual results could be material. In the event that the Company is unable to recover a substantial portion of the additional costs, or is required to absorb costs relating to the drive-train changes, the Company may suffer a material adverse effect on its earnings, financial condition and liquidity during the accounting period in which such contract issues are resolved.

The Company has received a second contract with the United States Army that provides for continued production of the FMTV through 2002, with a one year option that would extend the contract through 2003. Production of vehicles under the second contract is expected to begin in the second quarter of Fiscal 1999. If all options are exercised, the second contract will have a total value of $1.36 billion with projected gross profit margins in excess of the current contract.

The funding of the contracts is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contracts must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. The government has approved full funding for the initial 5 year program and the first two (2) years of the subsequent contract. If the FMTV contracts are terminated other than for default, they provide for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

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

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at October 31, 1998 and at the close of Fiscal 1997 were as follow:

-------------------------------------------------------------------------------
                                                  OCTOBER 31        JANUARY 31
                                                     1998              1998
-------------------------------------------------------------------------------
                                                      (DOLLARS IN MILLIONS)

Tactical Vehicle Systems ...................       $1,091.3           $  487.0
Power Products .............................           87.5               69.6
Engineered Power Systems ...................           69.7               57.5
                                                   --------           --------
                                                   $1,248.5           $  614.1
                                                   ========           ========


Unfilled orders of the Tactical Vehicle Systems segment at October 31, 1998 consisted principally of the four year follow-on contract awarded in October 1998 by the United States Department of the Army to manufacture medium tactical vehicles.

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment of $23.6 million for the nine months ended October 31, 1998 decreased as compared to $24.8 million for the same period in Fiscal 1997. These amounts are consistent with the historical capital expenditure levels of the Company.

LIQUIDITY AND SOURCES OF CAPITAL

The Company has $150 million in committed credit facilities, of which $125 million was available for the Company's use at October 31, 1998. The Company has additional banking relationships which provide uncommitted borrowing arrangements.

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

YEAR 2000 COMPLIANCE

In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

The Company has established a team to address the potential impacts of the year 2000 on each of its critical business functions. The team is continuing its assessment of the Company's critical information technology and embedded technology, including its information system, computer equipment and other systems used in its various operations, and is now in the process of making the required modifications to or replacing these systems to be year 2000 compliant. The modification costs are expected to be approximately $2 million. The majority of these costs are attributable to the purchase of new computer equipment. The required modifications are expected to be completed March 31, 1999 and in most cases testing of the modifications will also be completed by such time. The Company's contingency plan for any non-compliant systems will be developed for each particular system if, and as, they are identified. Systems modification costs are being expensed as incurred. Costs associated with new equipment are being capitalized and will be amortized over the life of the product.

In addition to addressing the Company's internal systems, the team has identified key vendors that could be impacted by year 2000 issues, and communication has been made. The Company has evaluated the responses to this correspondence and has not identified any critical vendor systems whose timely remediation poses a material threat to the Company.

While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurances that the program or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remedying all significant year 2000 issues, business interruptions or delays could occur. However, based on the information the Company has gathered to date and its expectations of its ability to remedy problems encountered, the Company believes that it will not experience significant business interruptions that would have a material adverse impact on its results of operations or financial condition.

ACQUISITIONS

On October 27, 1998, the Company announced that it has reached an agreement to acquire the assets of Tug Manufacturing Corporation, a leading manufacturer of airline ground service equipment. Tug is a privately held corporation based in Kennesaw, Georgia. The acquisition is expected to be completed before the end of 1998.

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

       **10.9 Contract Number DAAE07-98-C-M005 dated October 14, 1998 between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command.

         23.1 Consent of Arthur Andersen LLP, Independent Public Accountants (incorporated by reference to Exhibit 23.1 of the Form 10-K of Stewart & Stevenson for the Fiscal year ended January 31, 1998 under Commission File No. 0-8493).

        *27.1    Financial Data Schedule.


        ----------
       *Filed with this report.

      **Filed with this report. Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Commission.

(b)   Form 8-K Report Date
      October 19, 1998 (Agreement with GE)
      Item reported - Item 5.  Other Events
                      Item 7.  Exhibits

      October 20, 1998 (Government Contract)
      Item reported - Item 5.  Other Events
                      Item 7  Exhibits

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              STEWART & STEVENSON SERVICES, INC.



Date: December 15, 1998       By: /s/ ROBERT L. HARGRAVE
                                      Robert L. Hargrave
                                      President and Chief Executive Officer
                                      (as authorized officer)

Date: December 15, 1998.      By: /s/ PATRICK G. O'ROURKE
                                      Patrick G. O'Rourke
                                      Controller (as chief accounting officer)

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


           10.5   Stewart & Stevenson Services, Inc. Deferred Compensation Plan.

           10.6 Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan (as amended and restated effective as of June 10, 1997).

           10.7 Stewart & Stevenson Services, Inc. Supplemental Executive Retirement Plan.

           10.8   Stewart & Stevenson Services, Inc. 1996 Director Stock Plan.

           10.9 Contract Number DAAE07-98-C-M005 (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the Commission).

           23.1   Consent of Arthur Andersen LLP, Independent Public
                  Accountants.

           27.1   Financial data schedule.