Form 10-K405
period 1999-01-31
STEWART & STEVENSON SERVICES INC
filed 1999-05-03
CIK 94328

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 --------------------

                                       FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1999 ("Fiscal 1998") or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


      AGGREGATE MARKET VALUE OF VOTING SECURITIES HELD BY NONAFFILIATES AS OF MARCH 2, 1999:

                                  $200,174,184

NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF MARCH 2, 1999:

      COMMON STOCK, WITHOUT PAR VALUE                27,984,035 SHARES

                          DOCUMENTS INCORPORATED BY REFERENCE

      DOCUMENT                                                 PART OF FORM 10-K
Proxy Statement for the 1999 Annual Meeting of Shareholders        Part III

PART I

ITEM 1.  BUSINESS.

Stewart & Stevenson Services, Inc. (together with its wholly-owned subsidiaries, the "Company" or "Stewart & Stevenson") was founded in Houston, Texas in 1902 and was incorporated under the laws of the State of Texas in 1947. Since its beginning, the Company has been primarily engaged in the custom fabrication of engine driven products. Stewart & Stevenson consists of three major business segments: the Power Products segment, the Tactical Vehicle Systems segment, and the Petroleum Equipment segment.

Effective as of January 31, 1998, the Company sold the net assets of its Gas Turbine Operations Division ("GTO") to the General Electric Company ("GE"). Accordingly, the operating results of GTO have been segregated from continuing operations and reported as a separate line item on the Consolidated Statement of Earnings. The Company has restated its prior financial statements to present the operating results of GTO as a discontinued operation and reorganized the remaining businesses into the current business segments.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1998" commenced on February 1, 1998 and ended on January 31, 1999. Identifiable assets at the close of Fiscal 1998, 1997 and 1996, net sales and operating profit for such fiscal years for the Company's business segments, export sales, and sales to customers representing 10% or more of consolidated sales are presented in "Note 4: Segment Data".

POWER PRODUCTS SEGMENT

The Power Products segment sells and rents various industrial equipment; sells components, replacement parts, accessories and other materials supplied by independent manufacturers; and provides in-shop and on-site repair services for industrial equipment.

Some of the equipment sold or rented by the Power Products segment is acquired by the Company from independent manufacturers pursuant to distribution agreements. The following table contains the name of each significant manufacturer with whom the Company presently maintains a distribution contract, a description of the products and territories covered thereby and the expiration date thereof.

                                                                                                                          EXPIRATION
MANUFACTURER                   PRODUCTS                             TERRITORIES                                              DATE
------------                   --------                             -----------                                           ----------
Detroit Diesel                 Heavy Duty High Speed Diesel         Texas, Colorado, Northern California, New Mexico,         2001
Corporation                    Engines                              Wyoming, Nebraska, Louisiana, Mississippi,
("Detroit Diesel")                                                  Alabama, Venezuela and Colombia

Electro-Motive Division        Heavy Duty Medium Speed              Texas, Colorado, New Mexico, Nebraska, Oklahoma,          1999
of General Motors              Diesel Engines                       Arkansas, Louisiana, Tennessee, Mississippi,
Corporation                                                         Kansas, Alabama, Mexico, Central America and most of
("EMD")                                                             South America

Allison Transmission Division  On- and Off-Highway Automatic        Texas, Colorado , Northern California, New Mexico,        2001
of General Motors              Transmissions, Power Shift           Wyoming, Nebraska, Louisiana, Mississippi,
Corporation ("Allison")        Transmissions and Torque Converters  Alabama, Venezuela and Colombia

Hyster Company                 Material Handling Equipment          Texas                                                      *

John Deere Industrial          Construction, Utility and            Wyoming                                                    *
Equipment Company              Forestry Equipment

Thermo King                    Transport Refrigeration              Southeast Texas and Southern Louisiana                    1999
Corporation                    Equipment

Waukesha Engine                Natural Gas Industrial Engines       Colorado, Northern California, Montana, North             2001
Division of Dresser                                                 Dakota, Oklahoma, Wyoming, New Mexico, Utah,
Industries, Inc.                                                    Oregon, Hawaii, Kansas, Arizona, California,
                                                                    Washington, Nevada, Colombia and China

Kohler Company                 Spectrum Generator Sets              Colorado, Southern Louisiana, New Mexico, Texas,           *
                                                                    and Wyoming

KHD - Deutz Corporation        Diesel Engines                       Colorado, Wyoming, Arizona, New Mexico,                    *
                                                                    Washington and Alaska, Texas, Oklahoma, Kansas,
                                                                    Arkansas, Louisiana, Mississippi, Western Tennessee

------------------------
* No expiration date. Agreements may be terminated by written notice of termination.

Distribution agreements generally require the Company to purchase and stock the products for resale to end users, original equipment manufacturers, or independent dealers within the franchise area of distribution. Such agreements may contain provisions restricting sales of products outside of the franchised territory and prohibiting the sale of competitive products within the franchise territory.

The Power Products segment also sells custom generator sets, pump packages, marine propulsion systems, and other engine-driven equipment. Generator sets fabricated by the Company range in size from 25 kw to 12,700 kw. Pump packages, marine propulsion systems and other engine-driven packaged equipment fabricated by the Company range in size from 35 hp to 7,000 hp. Most generator sets and other engine-driven packaged equipment are based upon diesel, dual fuel or natural gas fueled engines supplied by independent manufacturers with whom the Company has a distribution or packaging agreement. Such agreements do not usually restrict the sale of packaged equipment to a franchised territory and the products fabricated by the Company are sold on a world-wide basis.

The Company's major distribution agreements also require the Company to stock repair parts, components, and accessories for resale to end users, either directly by the Company or through a dealer network; and to provide after market service support for distributed products within the franchised territory. The Company also offers in-shop and on-site repair services for related equipment manufactured by companies with whom it does not have a distribution agreement.

Power Product segment operations are conducted at branch facilities located in major cities within the Company's franchised area of operations. New products manufactured by suppliers, repair parts, components and accessories are marketed under the trademarks and trade names of the original manufacturer. Products fabricated by the Company and after market service are marketed under the "Stewart & Stevenson" name and other trademarks, trade names, and service marks owned by the Company.

The Company's principal distribution agreements are subject to early termination by the suppliers for a variety of causes, including a change in control or a change in the principal management of the Company. Although no assurance can be given that such distribution agreements will be renewed beyond their expiration dates, they have been renewed regularly. Any interruption in the supply of materials from the original manufacturers or a termination of a distributor agreement could have a material effect on the performance of the Power Products segment.

Operations of the Power Products segment accounted for approximately 46%, 50% and 62%, respectively, of consolidated sales during Fiscal 1998, 1997 and 1996.

TACTICAL VEHICLE SYSTEMS SEGMENT

The Tactical Vehicle Systems segment assembles The Family of Medium Tactical Vehicles ("FMTV") under contracts with the U. S. Army. The initial FMTV contract was awarded in 1991 and called for the production of approximately 11,200 2 1/2-ton and 5-ton trucks in several configurations, including troop carriers, wreckers, cargo trucks, van and dump trucks. Most of the production pursuant to the original FMTV contract was completed as of January 31, 1999. During October 1998, the Company received a second set of multi-year contracts from the U.S. Army that provides for continued production of the FMTV through Fiscal 2002, with a one year option that would extend the contracts through Fiscal 2003. The second FMTV contract incorporates an environmentally compliant engine, improved diagnostics system, anti-lock brakes and other improvements. Production of approximately 7,800 trucks and 1,500 trailers under the second contract is expected to begin in the third quarter of Fiscal 1999. If all options are exercised, the second contract will have a total value of $1.36 billion.

The U.S. Army has directed the Company to make certain changes in drive train components of all vehicles produced under the first FMTV contracts. The Company commenced the installation of the directed changes during the current fiscal year and, subject to availability of vehicles, expects to complete the changes by the end of Fiscal 2000. The financial responsibility for the cost of the drive train change, as well as claims filed by the Company for the costs of government caused delays and other government-directed changes under the first FMTV contract, have not been resolved.

The Company also sells the FMTV to other government contractors as a platform for installation of other equipment which is then resold to the Armed Forces. Stewart & Stevenson believes that there will be opportunities to sell additional vehicles to the U.S. Army, to other branches of the U.S. Armed Forces, and to the armed forces of foreign countries. The FMTV contracts allow for such sales, and the Company's facility has the capacity to produce vehicles for those additional sales. The United States Government is the predominant customer of the Tactical Vehicle Systems segment, accounting for practically all of the sales of this segment. The FMTV contracts are subject to termination at the election of this customer. The loss of this customer would have a material adverse effect on the Company's consolidated future financial condition and results of operations.

The FMTV incorporates engines, transmissions, axles, and a number of other components specified by the U.S. Army and available only from the source selected by them. Interruption of the supply of any of these components could affect the ability of the Company to deliver vehicles under the contract. The Company believes that any delays arising from the unavailability of source-specified components would be fully compensated under the FMTV contracts. Operations of the Tactical Vehicle Systems segment accounted for approximately 38%, 36%, and 24%, respectively, of consolidated sales in Fiscal 1998, 1997, and 1996.

PETROLEUM EQUIPMENT SEGMENT

The Petroleum Equipment segment manufactures equipment for oil and gas exploration, production, and well stimulation industries. Its products include marine riser systems, blow-out preventers and controls, high pressure valves, coil tubing systems, acidizing and fracturing systems, and compression molded rubber products. Many of its products are manufactured according to proprietary designs and are covered by appropriate process and apparatus patents. Other products may be manufactured according to the designs or specifications of its customers.

The Petroleum Equipment segment purchases many of the components incorporated into its products from independent suppliers. Some of these components are manufactured according to designs and specifications owned by the Company and protected from disclosure by confidentiality arrangements. Other components are standard commercial or oilfield products and may be acquired under the distribution or packaging agreements as discussed under "Power Products Segment" above. The Company believes that the Petroleum Equipment segment is not dependent on a single supplier of any critical component.

The Company sells oilfield equipment under the "Stewart & Stevenson" trade name and compression molded rubber products under the "H & H Rubber" trade name. All of the Petroleum Equipment segment's products are sold world-wide. Demand for oilfield equipment is substantially dependent on the price trends for crude oil.

Operations of the Petroleum Equipment segment represented 10%, 7%, and 7%, respectively, of consolidated sales during Fiscal 1998, 1997, and 1996.

OTHER BUSINESS ACTIVITIES

The Company is engaged in other business activities that are not included in any of its three major business segments. Other businesses include airline ground support equipment (including tow tractors, air start units, electrical ground power units, air conditioning units, and baggage handling equipment), fabrication of gas compression equipment, and operating gas compression equipment under maintenance or lease agreements.

COMPETITION

The Company encounters strong competition in all segments of its business. Competition involves pricing, quality, availability, range of products and services, and other factors. Some of the Company's competitors have greater financial resources than Stewart & Stevenson and manufacture some of the major components that the Company must buy from independent suppliers. The Company believes that its reputation for quality engineering and after-sales service, with single-source responsibility, are important to its market position.

The Power Products segment competes with distributors for other manufacturers in the sale of original equipment, with the manufacturers and distributors of non-original equipment parts for the sale of spare parts, and with independent repair shops for in-shop and on-site repair services. No single competitor competes against the Company's Power Products segment in all of its businesses, but certain competitors may have a dominant position in different product areas. Major competitors in the sale of packaged diesel and gas-fired reciprocating equipment include Caterpillar, Inc. and its distributors, and Waukesha Diesel Group and its distributors.

The Tactical Vehicle Systems segment competes with domestic companies for incremental sales to the U.S. Armed Forces. Two other truck manufacturers have received government funding to qualify as a second potential source for the FMTV and may compete for incremental sales to the U.S. Army. Both domestic and foreign suppliers compete for the sale of vehicles to foreign governments. The Company's foreign competitors include Daimler-Benz, Steyr, and other companies that have greater international recognition as vehicle manufacturers.

The Petroleum Equipment segment competes primarily with other manufacturers of similar equipment. Products are differentiated by protected technology and no manufacturer has a dominant position in any product line. Major competitors include Cooper

Cameron Corporation in blow-out preventers and valves, ABB Vetco, Inc. in riser systems, Caterpillar, Inc. and Halliburton Corporation in fracturing and acidizing equipment, and Tuboscope Corporation in coil tubing systems.

INTERNATIONAL OPERATIONS

International operations are subject to the risks of international political and economic changes, such as changes in foreign governmental policies, currency exchange rates, and inflation. The Company maintains operations in various foreign jurisdictions, some of which may be considered politically or economically volatile. Where appropriate to avoid risk of loss of a material asset, the Company purchases insurance against political risks.

International sales are also subject to changes in exchange rates, government policies, and inflation. Generally, the Company accepts payments only in United States Dollars and makes most sales to customers outside the United States against letters of credit drawn on established international banks, thereby limiting the Company's exposure to the effects of exchange rate fluctuations and customer credit risks.

UNFILLED ORDERS

Stewart & Stevenson's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised.

Unfilled orders relating to continuing operations at the close of Fiscal 1998 and Fiscal 1997 were as follows:

                                    ESTIMATED
                                 PERCENTAGE TO BE     UNFILLED ORDERS AT
                                  RECOGNIZED IN       -------------------
                                   FISCAL 1999        1/31/99    1/31/98
                                 -----------------    --------  ---------
                                                     (Dollars in millions)
Tactical Vehicle Systems                17%           $  991.7  $   487.0
Power Products                         100                69.9       69.6
Petroleum Equipment                    100                38.6       44.7
All Other                              100                17.9       12.8
                                                      --------  ---------
                                                      $1,118.1  $   614.1
                                                      ========  =========

Unfilled orders of the Tactical Vehicle Systems segment at January 31, 1999 consisted principally of a follow-on contract awarded in October 1998 by the United States Department of Defense to manufacture medium tactical vehicles for the U.S. Army.

EMPLOYEES

At January 31, 1999, the Company employed approximately 4,240 persons. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES.

The Company maintains its corporate executive and administrative offices at 2707 North Loop West, Houston, Texas, which occupy about 65,000 square feet of space leased from a limited partnership in which the Company owns an 80% interest.

Activities of the Power Products segment are coordinated from Houston, where the Company owns 320,000 square feet of space at three locations and leases 44,900 square feet in two locations devoted to equipment and parts sales and service. To service its distribution territory (See "Item 1. Business -- Power Products Segment"), Stewart & Stevenson maintains Company-operated facilities occupying 656,000 square feet of owned space and 430,000 square feet of leased space in 28 cities in Texas, Louisiana, Colorado, New Mexico, Wyoming, Utah, North Dakota, Kansas, Washington, Georgia, California, Mississippi, Arizona and Arkansas.

The Tactical Vehicle Systems segment is located in a 500,000 square foot Company-owned facility near Houston, Texas. The Tactical Vehicle Systems segment also leases 123,000 square feet of warehousing facilities in Houston, Texas and leases 24,000 square feet in Sealy, Texas. The Petroleum Equipment segment is headquartered in Houston, where the Company owns approximately 300,000 square feet devoted to manufacturing, warehousing and administration. The Company also owns a high pressure valve manufacturing facility in Jennings, Louisiana (89,000 square feet) and has facilities in Scotland (20,000 sq. feet) and Abu Dhabi, U.A.E. (12,000 sq. feet).

The Company provides central manufacturing for power products and assembles airline, compression, and railcar movers in a 407,000 square foot company owned facility in Houston, Texas. Airline products are also assembled in an 89,000 square foot company-owned facility in Kennesaw, Georgia. The Company also leases an additional 59,300 square feet of office, warehouse and shop space to support its marketing department, corporate records, and a transportation department.

The Company considers all property owned or leased by it to be well maintained, adequately insured and suitable for its purposes.

ITEM 3.  LEGAL PROCEEDINGS.

During Fiscal 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show. The Company has been advised that the U.S. Customs Service and the Department of Justice are investigating potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems, and firearms. Such investigation could result in the filing of criminal, civil, or administrative sanctions against the Company and/or individual employees and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments.

The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury, and warranty matters normally incident to the Company's business. No individual case, or group of cases presenting substantially similar issues of law or fact, involve a claim for damages in excess of $5,000,000 or are expected to have a material effect on the manner in which the Company conducts its business. Although management has established reserves that it believes to be adequate in each case, an unforeseen outcome in such cases could have a material adverse impact on the results of operations in the period it occurs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol: SSSS. There were 712 shareholders of record as of February 26, 1999. The following table sets forth the high and low sales prices relating to the Company's Common Stock and the dividends declared by the Company in each quarterly period within the last two fiscal years.

                              FISCAL                            FISCAL
                               1998                              1997
                 ------------------------------   ------------------------------
                   HIGH       LOW      DIVIDEND     HIGH       LOW      DIVIDEND
                 --------   --------   --------   --------   --------   --------
First Quarter     $26 3/16   $22 1/4   $  0.085    $27 1/2    $19 3/8   $  0.085

Second Quarter     22 1/8     17 1/4      0.085     28 3/8     23 3/8      0.085

Third Quarter      17 1/4      9 3/4      0.085     29 1/4     21          0.085

Fourth Quarter     14 1/4      8 7/16     0.085     26 3/16    20 7/8      0.085

On December 8, 1998, the Board of Directors approved a dividend of $.085 per share for shareholders of record on January 31, 1999, payable on February 12, 1999. The Board of Directors of the Company intends to consider the payment of dividends on a quarterly basis, commensurate with the Company's earnings and financial needs. Certain covenants in the Company's loan agreements may restrict the payment of future dividends. See "Note 9: Debt Arrangements".

ITEM 6.  SELECTED FINANCIAL DATA.

The Selected Financial Data set forth below should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company has restated its prior financial statements to present the operating results of the GTO as a discontinued operation.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED FINANCIAL REVIEW

                                                                 FISCAL         FISCAL         FISCAL        FISCAL        FISCAL
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)          1998           1997           1996          1995          1994
                                                               -----------    -----------    -----------   -----------   -----------
FINANCIAL DATA:
Sales                                                          $ 1,206,772    $ 1,115,034    $   825,187   $   702,324   $   596,003
Earnings (loss) from continuing operations
  before income taxes                                              (61,711)       (22,190)         6,651        32,892        27,323
Net earnings  (loss) from continuing operations (1)                (39,005)       (14,505)         4,768        20,698        16,215
Net earnings (loss) from discontinued operations                      --            5,424         12,083        41,105        51,343
Gain (loss) on discontinued operations                             (33,979)        61,344           --            --            --
Net earnings (loss)                                                (72,984)        52,263         16,851        61,803        67,588


Total assets                                                       705,777      1,252,647      1,079,159       948,626       786,520

Short-Term Debt (including current portion
  of Long-Term Debt)                                                86,956        261,000         29,100        66,100        43,344

Long-Term Debt                                                      83,530        147,166        319,700       210,800       116,900
PER SHARE DATA:
Earnings (loss) from continuing operations                     $     (1.34)   $      (.44)   $       .14   $       .63   $       .49
Earnings (loss) from discontinued operations                          --              .16            .37          1.24          1.56
Gain (loss) on discontinued operations                               (1.17)          1.85           --            --            --
                                                               -----------    -----------    -----------   -----------   -----------
Net earnings (loss) per share - Basic and Diluted              $     (2.51)   $      1.57    $       .51   $      1.87   $      2.05

Weighted average number of shares of common stock outstanding
          Basic                                                     29,006         33,184         33,068        33,035        32,973
          Diluted                                                   29,006         33,250         33,090        33,101        33,123
Cash dividends declared                                        $       .34    $       .34    $      .335   $       .31   $       .27

------------------

      (1) The net earnings (loss) from continuing operations for Fiscal 1998, 1997 and 1996 includes special items, net of tax, of $50,632, $29,696 and $13,000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis, as well as the accompanying Consolidated Financial Statements and related footnotes, will aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness and other key financial information. The following discussion may contain forward-looking statements. In connection therewith, please see the cautionary statements contained herein, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

BUSINESS SEGMENT HIGHLIGHTS
(DOLLARS IN THOUSANDS)

The following tables present the contribution to sales and operating profit from each of the Company's business segments. Business segment data for prior years have been restated to reflect the Company's current business segments as well as other items that comprise earnings (loss) from continuing operations before taxes.

                                                        SALES
                                      ------------------------------------------
                                        FISCAL          FISCAL          FISCAL
                                         1998            1997            1996
                                      ----------      ----------      ----------
Power Products                        $  555,507      $  558,393      $  508,779
Tactical Vehicle Systems                 455,399         396,734         200,916
Petroleum Equipment                      115,800          83,096          57,406
Other Business Activities                 80,066          76,811          58,086
                                      ----------      ----------      ----------
   Total Segment Sales                $1,206,772      $1,115,034      $  825,187
                                      ==========      ==========      ==========

                                                     OPERATING PROFIT
                                           ------------------------------------
                                            FISCAL        FISCAL        FISCAL
                                             1998          1997          1996
                                           --------      --------      --------

Power Products                             $ 23,638      $ 34,120      $ 31,081
Tactical Vehicle Systems                    (77,717)      (10,005)       10,597
Petroleum Equipment                          10,245         5,695         2,419
Other Business Activities                    (5,106)       (5,333)        3,018
                                           --------      --------      --------
   Total Operating Profits                  (48,940)       24,477        47,115
Corporate expenses, net                     (11,452)       (9,816)       (9,910)
Non-operating interest income                10,925         1,941         1,920
Interest expense                            (12,244)      (15,440)      (12,474)
Special items                                  --         (23,352)      (20,000)
                                           --------      --------      --------
Earnings (loss) from continuing
operations before taxes                    $(61,711)     $(22,190)     $  6,651
                                           ========      ========      ========


                                       OPERATING PROFIT AS A PERCENTAGE OF SALES
                                       -----------------------------------------
                                         FISCAL         FISCAL         FISCAL
                                          1998           1997           1996
                                       ----------     ----------     ----------
Power Products                                4.3%           6.1%           6.1%
Tactical Vehicle Systems                    (17.1)          (2.5)           5.3
Petroleum Equipment                           8.8            6.9            4.2
Other Business Activities                    (6.4)          (6.9)           5.2
Consolidated                                 (5.1)           2.2            5.7

SPECIAL ITEMS

Special items are infrequent transactions that may affect comparability of the results of continuing operations between years. The special items included in the Fiscal 1998, 1997, and 1996 results are shown below:

       PRETAX CHARGE (BENEFIT)
       (DOLLARS IN THOUSANDS)                  FISCAL       FISCAL       FISCAL
                                                1998         1997         1996
                                              --------     --------     --------
Tactical Vehicle Systems
  Estimated costs associated with a
    government directive                      $ 40,000     $   --       $   --
  Charge related to a series
    of claims                                   36,849         --           --
  Change in estimated profit
    at completion                                9,700       26,703         --

Power Products
  Gain on sale of construction
    equipment franchise                           --         (4,369)        --

Other Business Activities
  Interest  income on proceeds  from
    sale of gas turbine business                (8,654)        --           --
  Litigation and special changes                  --         23,352       20,000
                                              --------     --------     --------
Pretax charge                                   77,895       45,686       20,000
Tax benefit (35% tax rate assumed)              27,263       15,990        7,000
                                              --------     --------     --------
Special items net of tax                      $ 50,632     $ 29,696     $ 13,000
                                              ========     ========     ========

RESULTS OF OPERATIONS

FISCAL 1998 VS. FISCAL 1997

Sales for Fiscal 1998 totaled $1,207 million, an increase of 8% over Fiscal 1997 sales of $1,115 million. The Company reported a $49 million operating loss for Fiscal 1998 compared with a $24 million operating profit for Fiscal 1997.

The Power Products segment recorded sales of $556 million during Fiscal 1998, virtually flat when compared with Fiscal 1997 sales of $558 million. Sales were affected by several factors. In particular, sales were higher as a result of recent business acquisitions, but such increase was offset by (1) lower equipment, parts, and services sales in branches supplying the petroleum industry (due primarily to depressed oil and gas prices) and (2) the sale of the Company's construction equipment business in Fiscal 1997. Operating profits in the Power Products segment for Fiscal 1998 totaled $24 million compared with $34 million for the prior year. Operating profits decreased as a result of weakness in the petroleum industry, increased reserves for exposures in accounts receivable and inventory from the decline in the financial condition of the petroleum industry, and increased costs arising out of recent business acquisitions.

The Tactical Vehicle Systems segment recorded sales of $455 million in Fiscal 1998, an increase of $59 million (15%) over Fiscal 1997. An operating loss of $78 million was recorded for the current year and included: (1) a $40 million charge for estimated costs associated with a government directive to make certain changes in the drive train components of the FMTV; (2) a $37 million charge related to a series of claims for additional costs arising from government caused delays and changes; and (3) a $10 million charge to cost of sales relating to cost overruns and superseded materials on the original contract. The Tactical Vehicle Systems segment reported an operating loss of $10 million in Fiscal 1997. For further explanation, see "Factors That May Affect Future Results - Business Outlook".

The Petroleum Equipment segment achieved sales and operating profits of $116 million and $10 million, respectively, for Fiscal 1998, which compared favorably with Fiscal 1997 sales of $83 million and profits of $6 million. This segment reported sustained quarter-to-quarter improvement during Fiscal 1998, largely on the strength of new product introductions such as marine riser systems. Consequently, this segment was less vulnerable to the impact of depressed oil and gas prices because of its relatively strong position in deep water exploration products.

All other business activities not defined as a specific segment included airline ground support equipment, leased gas compression equipment and related services, and other miscellaneous sales. Sales for these activities totaled $80 million for Fiscal 1998, compared to $77 million for Fiscal 1997. Net losses for both 1998 and 1997 totaled $5 million. Airline product sales continue to feel the effects of the weak Asian market, with an offsetting increase from the recent acquisition of Tug Manufacturing Corporation in late December 1998. Lower gas compression revenues were more than offset by higher miscellaneous sales. Both years were impacted by under-recovered costs associated with the restructuring of pooled manufacturing facilities. In addition, Fiscal 1998 included startup costs in the gas compression leasing and services business, and the airline ground support equipment business incurred substantial product development costs in Fiscal 1998, and asset write-offs and product warranty charges in Fiscal 1997.

FISCAL 1997 VS. FISCAL 1996

Sales for Fiscal 1997 increased 35% to $1,115 million compared to sales of $825 million for Fiscal 1996. Operating profits decreased to $24 million in 1997 from $47 million in 1996.

The Power Products segment sales increased $50 million or 10% to $558 million, which included $30 million in revenue from the acquisition of Sierra Detroit Diesel Allison, Inc. in California. The Power Products segment reported a $34 million operating profit in 1997 including a $4 million gain from the sale of the construction equipment franchise in Houston, Texas. The operating profit for Fiscal 1996 was $31 million.

The Tactical Vehicle Systems segment had sales of $397 million in Fiscal 1997, a 97% increase from the prior year. This increase reflected the achievement of a high rate of truck production during Fiscal 1997. The Tactical Vehicle System segment recorded an operating loss of $10 million for Fiscal 1997, which included the impact of a change in the estimated profit at completion of its principle contract with the U.S. Army. The cumulative impact of this change was a charge to cost of sales of $27 million.

Sales in the Petroleum Equipment segment amounted to $83 million in 1997 compared with $57 million in 1996. Operating profit for Fiscal 1997 was $6 million versus $2 million in 1996. Sales growth was largely attributable to the introduction of a new marine riser product. However, increased margins from the higher sales were offset by $2.4 million in asset write-downs in 1997.

All other business activities not defined as a specific segment included airline ground support equipment, leased gas compression equipment and related services, and other miscellaneous sales. Sales for these activities totaled $77 million for 1997, compared with $58 million for 1996. Net loss for 1997 totaled $5 million compared with an operating profit of $3 million in 1996. Entrance into the gas compression business accounted for most of the sales increase in 1997. The restructuring of certain pooled manufacturing facilities and decreased profitability in airline ground support equipment accounted for the decline in profitability in 1997.

NET PERIOD EXPENSES
                                          FISCAL         FISCAL        FISCAL
(DOLLARS IN THOUSANDS)                     1998           1997          1996
                                         ---------     ---------     ---------

Selling and administrative expenses      $  90,857     $  75,619     $  67,163
Interest expense                            12,244        15,440        12,474
Settlement of litigation and
  special charge                              --          23,352        20,000
Gain on sale of construction
  equipment franchise                         --          (4,369)         --
Other income, net                          (12,706)       (4,867)       (3,571)
                                         ---------     ---------     ---------
                                         $  90,395     $ 105,175     $  96,066
                                         =========     =========     =========
Net period expenses as a percentage
  of sales                                     7.5%          9.4%         11.6%
                                         =========     =========     =========

Net period expenses for Fiscal 1998 totaled $90 million or 7.5% of sales compared with $105 million or 9.4% of sales in Fiscal 1997. Selling and administration expenses increased $15 million (20%) during 1998 largely due to recent business acquisitions and startups, as well as volume related costs associated with the Petroleum Equipment segment. The $3 million decrease in interest expense in 1998 resulted from a reduction in borrowings accomplished with funds received from sale of the GTO. Net period expenses increased 9% in Fiscal 1997 from 1996, which was substantially less than the 35% increase in sales. Selling and administrative growth was modest, reflecting the better utilization of existing infrastructure. Interest expense grew by 24% in Fiscal 1997 as additional borrowings were obtained to fund the growth in working capital needs.

Special charges in Fiscal 1997 totaled over $23 million including (1) $10 million in expenses relating to the Company's resolution of certain litigation relating to a 1987 contract to supply diesel generator sets, and (2) $13 million associated with settling a claim by the Company for excessive costs incurred on a U.S. Government contract.

On October 6, 1997, the Company sold its construction equipment franchise for $30 million and recognized a gain on the sale of $4 million. The construction equipment franchise operated in the gulf coast territory of Texas and primarily distributed, and provided services for, products manufactured by John Deere Construction Equipment Company and other companies engaged in the business of manufacturing earth moving equipment, forestry equipment, skidsteer equipment and utility equipment.

Other income, net, for 1998 included approximately $9 million in interest income earned on proceeds from sale of GTO.

NET EARNINGS (LOSS)
                                           FISCAL         FISCAL         FISCAL
(DOLLARS IN THOUSANDS)                      1998           1997           1996
                                          --------       --------       --------
Continuing operations                     $(39,005)      $(14,505)      $  4,768
Discontinued operations                    (33,979)        66,768         12,083
                                          --------       --------       --------
Total earnings (loss)                     $(72,984)      $ 52,263       $ 16,851
                                          ========       ========       ========

The loss from continuing operations for Fiscal 1998 was $39 million versus a loss of $15 million in Fiscal 1997 and a profit of $5 million in Fiscal 1996. All three years had special items which significantly impacted performance. See "Special Items". Excluding special charges, net of tax, after tax of $51 million in Fiscal 1998, $30 million Fiscal 1997, and $13 million in 1996, net profit of continuing operations for Fiscal 1998, 1997 and 1996 would have been $12 million, $15 million and $18 million, respectively.

The total loss for Fiscal 1998 was $73 million or $2.51 per share versus profits of $52 million or $1.57 per share in Fiscal 1997 and $17 million or $.51 per share in 1996.

DISCONTINUED OPERATIONS

NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS

                                          FISCAL          FISCAL         FISCAL
 (DOLLARS IN THOUSANDS)                    1998            1997           1996
                                         --------        --------       --------
 Net earnings (loss)                     $   --             5,424       $ 12,083
 Gain (loss)                             $(33,979)         61,344           --
                                         --------        --------       --------
                                         $(33,979)       $ 66,768       $ 12,083
                                         ========        ========       ========

During Fiscal 1997, the Company completed the sale of the net assets of GTO to GE for $600 million, with subsequent downward adjustments of $84 million in Fiscal 1998. The Company used these funds to retire $260 million of debt, repurchase $120 million of its outstanding stock, and acquire four businesses at a cost of approximately $34 million.

In the fourth quarter of Fiscal 1998, it became probable that the Company would be required to perform under a debt guaranty related to a power generation facility in Argentina. Accordingly, the Company recorded an estimated obligation of $14.0 million, net of tax. The guaranty arose as part of the Company's GTO and the charge has been reflected in results from discontinued operations. Also in Fiscal 1998, the Company recorded an after tax charge, net of accruals, of $20 million relating to certain contractual purchase price adjustments. The net loss from discontinued operations in Fiscal 1998 totaled $34.0 million and represented the equivalent of $1.17 per share.

FINANCIAL CONDITION

WORKING CAPITAL
                                                       JANUARY 31,   JANUARY 31,
(DOLLARS IN THOUSANDS)                                    1999          1998
                                                       -----------   -----------
 Current Assets
      Cash and equivalents                             $    12,959   $    18,987
      Accounts and notes receivable, net                   164,547       185,033
      Recoverable costs and accrued
        profits not yet billed                              99,097       138,208
      Income tax receivable                                 48,596          --
      Inventories                                          215,202       167,577
      Receivable from sale of assets of
  Gas Turbine Operations                                      --         600,000
                                                       -----------   -----------
           Total Current Assets                            540,401     1,109,805

 Current Liabilities
      Notes payable                                         17,468        35,000
      Accounts payable                                      83,127        92,728
      Accrued payrolls and incentives                       17,123        18,693
      Income tax                                             2,931        88,862
      Current portion of long-term debt                     69,488       226,000
      Other accrued liabilities                             95,349       100,819
                                                       -----------   -----------
           Total Current Liabilities                       285,486       562,102
                                                       -----------   -----------
 Working Capital                                       $   254,915   $   547,703
                                                       ===========   ===========
 Current Ratio                                              1.89:1        1.97:1

Current assets of continuing operations, excluding the $600,000 receivable from the Fiscal 1997 sale of GTO, increased from $509,805 to $540,401. Accounts receivable decreased $20 million or 11% despite an increase in sales during the comparable period of 8%, reflecting management's effort to improve the cash collection cycle time. Recoverable costs declined $39 million or 28% primarily reflecting the liquidation of the Tactical Vehicle Systems contract which was substantially completed during Fiscal 1998. Current assets at the end of Fiscal 1998 included a $49 million income tax receivable which will be realized from the future tax benefits associated with certain accrued reserves discussed in the results of operation. Inventories grew by $48 million or 28%, reflecting both inventories obtained with acquired businesses and over-stocking in certain business units where planned sales growth did not materialize. The $600 million receivable from the sale of GTO was collected in February 1998.

Current liabilities were reduced significantly at the end of Fiscal 1998 compared to Fiscal 1997 by the re-payment of notes payable and the current portion of long-term debt with proceeds from sale of the GTO. The decrease in current income taxes during Fiscal 1998 was primarily attributable to payment of taxes associated with the sale of GTO and contract tax accounting methods. Other accrued liabilities at the end of Fiscal 1998 were comprised primarily of the amounts accrued both to perform government directed changes under the FMTV program and to partially perform under a guarantee related to a retained obligation of the GTO. Other accrued liabilities at the end of Fiscal 1997 consisted primarily of amounts accrued for certain contractual obligations stipulated by the GTO sale agreement and estimated retained liabilities of GTO.

The Company's current ratio remained relatively unchanged at 1.89 at the end of Fiscal 1998.

LONG LIVED ASSETS
                                                      JANUARY 31,    JANUARY 31,
(DOLLARS IN THOUSANDS)                                   1999           1998
                                                      -----------    -----------
Property, plant, and equipment                        $   101,029    $    85,803
Revenue earning assets, net                                27,716         11,941
Deferred income tax asset                                   7,904           --
Investments and other assets                               28,727         45,098
                                                      -----------    -----------
                                                      $   165,376    $   142,842
                                                      ===========    ===========

The growth in property, plant and equipment during Fiscal 1998 included expenditures for plant enhancements, and property plant and equipment purchases in connection with certain businesses acquisitions. The change in revenue earning assets resulted primarily from the entry into and expansion of the gas compression rental business. At the end of Fiscal 1998, the Company recorded deferred tax assets representing the future tax benefits of certain accrued long-term reserves which will become deductible under the applicable tax regulations in a future period. The decline in investments and other assets during Fiscal 1998 was principally the result of a reduction in the long-term portion of notes receivable.

CAPITAL STRUCTURE
(DOLLARS IN THOUSANDS)            JANUARY 31, 1999          JANUARY 31, 1998
                               ----------------------    ----------------------
                                AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE
                               --------    ----------    --------    ----------
Long-Term Debt                 $ 83,530            20%   $147,166            21%
Other Long-Term Liabilities      16,398             4      21,672             3
Shareholders' Equity            320,363            76     521,707            76
                               --------    ----------    --------    ----------
                               $420,291           100%   $690,545           100%
                               ========    ==========    ========    ==========

The Company's capital structure consists primarily of shareholder's equity and long-term debt. During Fiscal 1998 the Company repurchased 5,265,120 shares of its common stock which resulted in a reduction of shareholder's equity of $120 million. The Company's capital was further reduced in Fiscal 1998 by both the Company's net loss of $73 million, and the current maturities of long-term debt during Fiscal 1999 totaling $69 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity included cash and equivalents, cash from operations, amounts available under credit facilities and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends and other financial commitments. During Fiscal 1999 the Company anticipates a reduction in current liabilities, due to the scheduled repayment of $60 million of senior debt, and the performance under a government directed change to previously produced FMTV trucks projected to cost approximately $40 million. The Company has provided $23 million, as a current liability, for its probable partial performance under a guarantee, although no demand for performance has been received. See Note 7 to the consolidated financial statements for additional information. The Company has in place an unsecured revolving debt facility that could provide up to approximately $150 million, all of which was unused at January 31, 1999, but subject to certain limitations as a result of modifications made effective January 31, 1999. See Note 9 to the consolidated financial statements for additional information. This revolving facility matures during Fiscal 2001. In the event that any acquisition of additional operations, growth in existing operations, changes in inventory levels, accounts receivable or other working capital items create a need for working capital or capital expenditures in excess of the existing committed lines of credit, the Company may seek to borrow under other long-term financing sources or to curtail certain activities reducing the demand for such borrowings. See Note 7 to the consolidated financial statements for additional liquidity considerations.

The following table summarizes the Company's cash flows from operating, investing and financing activities as reflected in the Consolidated Statement of Cash Flows.

SUMMARIZED STATEMENT OF CASH FLOWS
                                            FISCAL        FISCAL        FISCAL
(DOLLARS IN THOUSANDS)                       1998          1997          1996
                                          ---------      --------      --------
Net cash provided by (used in):

      Operating activities                $ 428,075      $(11,916)     $(32,600)

      Investing activities                  (65,249)      (14,236)      (26,966)

      Financing activities                 (368,854)       36,033        62,369
                                          ---------      --------      --------
                                          $  (6,028)     $  9,881      $  2,803
                                          =========      ========      ========

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                       FISCAL       FISCAL      FISCAL
(DOLLARS IN THOUSANDS)                                  1998         1997        1996
                                                      ---------    --------    --------
Net earnings (loss) from continuing operations        $ (39,005)   $(14,505)   $  4,768
Depreciation and amortization                            19,636      22,447      22,376
Accrued postretirement benefits                            (237)     (1,835)       (363)
Deferred income taxes, net                              (10,760)     (3,350)     (1,667)
(Gain) loss on sale of business assets                       53      (4,369)       --
                                                      ---------    --------    --------
Funds provided by (used in) continuing operations       (30,313)     (1,612)     25,114

Change in net operating assets and liabilities          (57,612)     70,639      27,653
Funds provided by (used in) discontinued operations     516,000     (80,943)    (85,367)
                                                      ---------    --------    --------
Net cash provided by (used in) operating activities   $ 428,075    $(11,916)   $(32,600)
                                                      =========    ========    ========

During both Fiscal 1998 and Fiscal 1997 the Company's continuing operations consumed funds. In both years this was primarily caused by both the net loss from continuing operations, as well as the payment of previously deferred income taxes. The change in net operating assets and liabilities during Fiscal 1998 was in large part caused by certain tax events, including the payment of income taxes associated with the sale of GTO and the accrual of certain reserves which under tax regulations were not deductible during Fiscal 1998. The cash consumed by discontinued operations in Fiscal 1997 and 1996 reflects the net results of the GTO activities, whereas in Fiscal 1998 cash provided by discontinued operations represents the net collection of the proceeds from the sale of the GTO business.

NET CASH USED IN INVESTING ACTIVITIES
                                                  FISCAL      FISCAL      FISCAL
 (DOLLARS IN THOUSANDS)                            1998        1997        1996
                                                 --------    --------    --------
 Expenditures for property, plant and equipment  $(39,565)   $(31,778)   $(21,004)
 Proceeds from sale of business assets              4,597      22,773        --
 Acquisition of business                          (33,659)     (8,729)       --
 Disposal of property, plant and equipment          3,378       3,498       2,038
 Investment                                          --          --        (8,000)
                                                 --------    --------    --------
 Net cash used in investing activities           $(65,249)   $(14,236)   $(26,966)
                                                 ========    ========    ========

During Fiscal 1998, 1997 and 1996 the Company invested significant amounts into property, plant and equipment to expand its existing businesses. Fiscal 1998 includes the initial acquisition of $6.3 million of the Company's gas compression rental fleet, and additional expenditures of $12.2 million during the remainder of the year.

The increase in net cash used in investing activities in Fiscal 1998 was primarily the result of several acquisitions made by the Company. In March 1998, the Company acquired substantially all of the assets of Compression Specialties, Inc., a Wyoming based gas compression leasing and service company, for approximately $9.45 million. In June 1998, the Company acquired the stock of IPSC Co., Inc., the Deutz engine distributor for Louisiana, Mississippi, Arkansas, and Western Tennessee, for approximately $4.2 million, and acquired the Deutz distributorship franchise for Texas, Oklahoma, and Kansas from Harley Equipment Company. Also in June 1998, the Company acquired H & H Rubber, Inc., a manufacturer of specialty rubber products, for $4 million. Finally, in December 1998, the Company acquired Tug Manufacturing Corporation, an airline ground support equipment manufacturer, for approximately $13 million in cash and $3 million in contingent purchase price to be paid ratably over three years if certain performance measures are met. During October 1998, the Company sold the net assets of Carson Cogeneration, LLP (discussed below).

During Fiscal 1997, the Company transferred a gas turbine valued at approximately $5 million from its discontinued operations inventory to the property, plant and equipment of the Company's other operations, to support its interests and obligations associated with a retained investment in a power plant in Argentina. In April 1997, the Company acquired ownership of Sierra Detroit Diesel Allison, Inc., a Detroit Diesel and Allison Transmission distributor for Northern California. In September 1997, the Company also acquired Carson Cogeneration LLP, an independent power producer in California. In October 1997, the Company sold its Houston construction equipment distributorship.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

                                                           FISCAL       FISCAL      FISCAL
 (DOLLARS IN THOUSANDS)                                     1998         1997        1996
                                                          ---------    --------    ---------
 Additions to long-term debt                              $  25,000    $ 76,153    $ 360,000
 Payments on long-term debt                                (242,780)    (37,329)    (251,100)
 Net borrowings and payments on short-term notes payable    (22,714)      7,000      (37,000)
 Dividends paid                                              (9,758)    (11,286)     (11,081)
 Repurchase of common stock                                (120,000)       --           --
 Proceeds from exercise of stock options                      1,398       1,495        1,550
                                                          ---------    --------    ---------
 Net cash provided by (used in) financing activities      $(368,854)   $ 36,033    $  62,369
                                                          =========    ========    =========

Effective as of January 31, 1999, the Company obtained certain modifications to its unsecured revolving line of credit, which among other things, adjusted its interest rate options and modified certain covenants dealing with debt levels, interest coverage, investments and levels of retained earnings. Under this amendment, the most commonly used interest rate option increased by approximately 150 basis points. See Note 9 to the consolidated financial statements for additional information. In addition to the revolving credit facility, the Company has $135 million in senior notes outstanding. The senior notes are unsecured and were issued pursuant to an agreement containing a covenant which imposes a debt to total capitalization requirement.

Payment of cash dividends on common stock totaled $9.8 million and $11.3 million during Fiscal 1998 and 1997, respectively. There has been no change in the dividends per share during these years and the decline in total dividends results from the Company's repurchase of 5,265,120 shares of its outstanding stock. Cash dividends represented 82%, 75% and 61% of net earnings from continuing operations before special charges for Fiscal 1998, 1997 and 1996, respectively. The Company uses both funds from operations, along with borrowings, to pay dividends.

ACCOUNTING DEVELOPMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In February 1998, SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POST EMPLOYMENT BENEFITS was issued. Each of these statements became effective for years beginning after December 31, 1997.

SFAS No. 130 requires disclosure of comprehensive income, which consists of all changes in equity from non-shareholder sources. SFAS No. 131 requires that segment reporting for public reporting purposes be conformed to the segment reporting used by management for internal purposes. SFAS No. 132 standardizes the disclosure requirements of Statements No. 87 and No. 106. The adoption of these statements did not impact the Company's consolidated financial position, results of operations or cash flows, but is limited to the form and content of the Company's disclosures. Since most of the information required under these statements is currently disclosed, their adoption does not materially change the Company's current disclosures.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report contain forward-looking statements that are based on current expectations, estimates, and projections about the markets and industries in which the Company operates, management's beliefs, and assumptions made by management. These forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future factors include risks associated with newly acquired businesses; increasing price and product/service competition by foreign and domestic competitors; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; reliance on large customers; technological, implementation and cost/financial risks in use of large, multi-year contracts; the cyclical nature of the markets served; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amount, at the times and on the terms required to support the Company's business; and the risk of cancellation or adjustments of specific orders and termination of significant government programs. These are representative of the future factors that could affect the outcome of forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, rates of inflation and currency exchange rate fluctuations and other future factors.

BUSINESS OUTLOOK

During Fiscal 1998, both the Power Products segment and the Petroleum Equipment segment were adversely affected by depressed prices for oil and gas. The Company expects that low oil and gas prices will continue throughout Fiscal 1999 and has adopted programs to reduce costs associated with these business segments. These programs include disposition of several unprofitable branches, implementation of turnaround plans for under-performing branches, and better integration of recently acquired operations into the business segments. In addition, the Company is taking action to reduce working capital requirements by increasing inventory turnover and accelerating collection of accounts receivable. Performance measurements systems have been restructured to focus on these areas. The Company expects that these efforts will result in improved operating margins and return on assets in both segments despite the effect of depressed prices for oil and gas.

During Fiscal 1998, the U.S. Army directed the Company to make certain changes in the drive train components of all vehicles produced under the first FMTV contracts. The Company made a decision to refit all fielded vehicles and to fund most of the $40 million estimated cost to perform that work. The Company commenced the installation of the directed changes during Fiscal 1999 and, subject to availability of vehicles, expects to complete the changes by the end of Fiscal 2000. Intensive efforts continue with the U.S. Army and certain vendors to reach an equitable settlement regarding this matter. The Company intends to submit Requests for Equitable Adjustments or claims under the FMTV contracts seeking compensation for the additional costs relating to this directive. In addition, the Company has filed a certified claim with the U.S. Army for $48 million seeking recovery of additional costs incurred under the initial FMTV contracts as a result of other changes and delays caused or directed by the government. Management believes that the FMTV contracts provide a legal basis for the claims, however, due to the inherent uncertainties in the claims resolution process, the Company has expensed the cost relating to these matters. Since the costs associated with these claims have been expensed, any future recovery of these amounts will be treated as income in the period in which this matter is resolved.

The Company is presently in a production hiatus between the original FMTV contracts and the new FMTV contracts. During this period, the Company has undertaken several changes to the management and production processes intended to improve the performance of the Tactical Vehicle Systems segment. These changes included the reduction of both direct and indirect personnel, improvements in materials management, and reductions in cash flow cycle times. The Company expects that these changes will result in improved operating margins, cash flow, and return on assets in the Tactical Vehicles Systems segment.

GOVERNMENT CONTRACTING FACTORS

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

During Fiscal 1998, the Company was awarded a new multi-year contract that will extend production of the FMTV into 2002 (or 2003 if the government exercises its option to purchase additional vehicles). The funding of the new FMTV contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contract must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. As of January 31, 1999, funding in the amount of $315 million for the new FMTV contract had been authorized and appropriated by the U.S. Congress. If the new FMTV contract is terminated other than for default, the FMTV contracts provide for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

The Company's government contract operations are subject to U.S. Government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on government procurement regulations, under certain circumstances a contractor can be fined, as well as suspended or barred from government contract. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation, and similar government agencies during a suspension or debarment.

The Company entered an Administrative Agreement with the United States Air Force that imposes certain requirements on the Company intended to assure the U.S. Air Force that the Company is a responsible government contractor. Under this agreement, the Company has established and maintains an effective program to ensure compliance with applicable laws and the Administrative Agreement. The program provides employees with education and guidance regarding compliance and ethical issues, operates a means to report questionable practices on a confidential basis, and files periodic reports with the U.S. Air Force regarding the Company's business practices. A default by the Company of the requirements under the Administrative Agreement could result in the suspension or debarment of the Company from receiving any new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments. Any such suspension could also prevent the Company from receiving future modifications to the FMTV contract unless the Secretary of the Army finds a compelling need to enter into such modification. The Administrative Agreement expires pursuant to its term on March 19, 2001, but the Company intends to maintain compliance programs on a continuing basis.

YEAR 2000 COMPLIANCE

In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations. This is generally referred to as the Year 2000 issue.

The Company has established a team to address the potential impacts of the year 2000 on each of its critical business functions. The team has concluded its assessment of the Company's critical date-sensitive technology, including its information systems, computer equipment and other systems used in its various operations, and is now in the process of making the required modifications to or replacing these systems to be year 2000 compliant. The modification costs are expected to be approximately $2 million. The majority of these costs are attributable to the purchase of new computer equipment. The required modifications and most related testings are expected to be completed by June 30, 1999. The Company's contingency plan for any non-compliant systems will be developed for each particular system if, and as, they are identified. Systems modification costs are being expensed as incurred. Costs associated with new equipment are being capitalized and will be amortized over the life of the product.

In addition to addressing the Company's internal systems, the team has identified key vendors that could be impacted by year 2000 issues, and communication has been made. The Company has evaluated the responses to this correspondence and has not identified any critical vendor systems whose timely remediation poses a material threat to the Company. The most likely worst case scenario would involve the interruption of supply of key materials necessary to timely complete production under outstanding contract commitments. In order to reduce this risk, the Company is developing a final contingency plan which may include having materials from sole-source suppliers that are necessary to fulfill outstanding contract commitments on hand prior to December 31, 1999.

While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurance that the program or underlying steps implemented, will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remedying all significant year 2000 issues, business interruptions or delays could occur. Based on the information the Company has gathered to date and its expectation of its ability to remedy problems encountered, the Company believes that it will not experience significant business interruptions that would have a material adverse impact on its results of operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Stewart & Stevenson Services, Inc.

We have audited the accompanying consolidated statements of financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Houston, Texas
April 29, 1999

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                         FISCAL        FISCAL
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                 1998          1997
                                                       ----------   -----------
Assets
Current Assets
     Cash and equivalents                              $   12,959   $    18,987
     Accounts and notes receivable, net                   164,547       185,033
     Recoverable costs and accrued profits
       not yet billed                                      99,097       138,208
     Income tax receivable                                 48,596          --
     Inventories                                          215,202       167,577
     Receivable from sale of assets of Gas
       Turbine Operations                                    --         600,000
                                                       ----------   -----------
          Total Current Assets                            540,401     1,109,805
Property, Plant and Equipment, net                        128,745        97,744
Deferred Income Tax Asset                                   7,904          --
Investments and Other Assets                               28,727        45,098
                                                       ----------   -----------
                                                       $  705,777   $ 1,252,647
                                                       ==========   ===========
Liabilities and Shareholders' Equity
Current Liabilities
     Notes payable                                     $   17,468   $    35,000
     Accounts payable                                      83,127        92,728
     Accrued payrolls and incentives                       17,123        18,693
     Income tax                                             2,931        88,862
     Current portion of long-term debt                     69,488       226,000
     Other accrued liabilities                             95,349       100,819
                                                       ----------   -----------
          Total Current Liabilities                       285,486       562,102
Commitments and Contingencies (See Note 7)
Long-Term Debt                                             83,530       147,166
Deferred Income Tax                                            43         2,899
Accrued Postretirement Benefits                            13,019        13,256
Deferred Compensation                                       3,336         5,517
Shareholders' Equity
     Common Stock, without par value,
     100,000,000 shares authorized at
     January 31, 1999 and January 31, 1998;
     27,984,035 and 33,205,688 shares issued
     at January 31, 1999 and 1998, respectively,
     including 11,820  shares held in treasury
     at January 31, 1998                                   47,819       166,454
     Retained earnings                                    272,544       355,286
                                                       ----------   -----------
                                                          320,363       521,740
     Less cost of treasury stock                             --             (33)
                                                       ----------   -----------
          Total Shareholders' Equity                      320,363       521,707
                                                       ----------   -----------
                                                       $  705,777   $ 1,252,647
                                                       ==========   ===========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

                                                   FISCAL         FISCAL        FISCAL
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)       1998           1997          1996
                                                 -----------    -----------    ---------
Sales                                            $ 1,206,772    $ 1,115,034    $ 825,187

Cost of sales                                      1,178,088      1,032,049      722,470
                                                 -----------    -----------    ---------
Gross profit                                          28,684         82,985      102,717
                                                 -----------    -----------    ---------
Selling and administrative expenses                   90,857         75,619       67,163
Interest expense                                      12,244         15,440       12,474
Special charges, net                                    --           18,983       20,000
Other income, net                                    (12,706)        (4,867)      (3,571)
                                                 -----------    -----------    ---------
                                                      90,395        105,175       96,066
                                                 -----------    -----------    ---------
Earnings (loss) from continuing operations
before income taxes                                  (61,711)       (22,190)       6,651

Income tax expense (benefit)                         (22,804)        (8,075)       1,776
                                                 -----------    -----------    ---------
Earnings (loss) from continuing operations of
consolidated companies                               (38,907)       (14,115)       4,875
Equity in net losses of unconsolidated
affiliates                                               (98)          (390)        (107)
                                                 -----------    -----------    ---------
Net earnings (loss) from continuing operations       (39,005)       (14,505)       4,768
Net earnings from discontinued operations, net
of tax of  $1,920 and $6,744  (See Note 2)              --            5,424       12,083
Gain (loss) on disposal of discontinued
operations, net of tax of $(21,985) and
$35,297 (See Note 2)                                 (33,979)        61,344         --
                                                 -----------    -----------    ---------
  Net earnings (loss)                            $   (72,984)   $    52,263    $  16,851
                                                 ===========    ===========    =========
Weighted average number of shares of Common
Stock outstanding
   Basic                                              29,006         33,184       33,068
   Diluted                                            29,006         33,250       33,090
Net earnings (loss) per share:  Basic and
Diluted
  Continuing operations                          $     (1.34)   $      (.44)   $     .14
  Discontinued operations                               --              .16          .37
  Gain (loss) on disposal                              (1.17)          1.85         --
                                                 -----------    -----------    ---------
  Net earnings (loss) per share                  $     (2.51)   $      1.57    $     .51
                                                 ===========    ===========    =========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                COMMON      RETAINED     TREASURY
(DOLLARS IN THOUSANDS)                          STOCK       EARNINGS       STOCK        TOTAL
                                               ---------    ---------    ---------    ---------
Balance at end of Fiscal 1995                  $ 163,409    $ 308,539    $     (33)   $ 471,915
  Net earnings                                      --         16,851         --         16,851
  Cash dividends                                    --        (11,081)        --        (11,081)
  Exercise of stock options                        1,550         --           --          1,550
                                               ---------    ---------    ---------    ---------
Balance at end of Fiscal 1996                    164,959      314,309          (33)     479,235
  Net earnings                                      --         52,263         --         52,263
  Cash dividends                                    --        (11,286)        --        (11,286)
  Exercise of stock options                        1,495         --           --          1,495
                                               ---------    ---------    ---------    ---------
Balance at end of Fiscal 1997                    166,454      355,286          (33)     521,707

  Net loss                                          --        (72,984)        --        (72,984)
  Cash dividends                                    --         (9,758)        --         (9,758)
  Issuance of common stock and exercise of
     stock options                                 1,398         --           --          1,398
  Repurchase and cancellation of shares         (120,033)        --             33     (120,000)
                                               ---------    ---------    ---------    ---------
Balance at end of Fiscal 1998                  $  47,819    $ 272,544    $    --      $ 320,363
                                               =========    =========    =========    =========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FISCAL       FISCAL       FISCAL
(DOLLARS IN THOUSANDS)                                        1998         1997         1996
                                                            ---------    ---------    ---------
OPERATING ACTIVITIES
  Net earnings (loss) from continuing operations            $ (39,005)   $ (14,505)   $   4,768
  Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
   Accrued postretirement benefits                               (237)      (1,835)        (363)
   Depreciation and amortization                               19,636       22,447       22,376
   Deferred income taxes, net                                 (10,760)      (3,350)      (1,667)
   (Gain) loss on sale of business assets                          53       (4,369)        --
   Change in operating assets and liabilities net of the
    effect of acquisition, divestiture and discontinued
    operations:
      Accounts and notes receivable, net                       31,318      (13,699)     (37,495)
      Recoverable costs and accrued profits not yet billed     39,111       18,167      (30,335)
      Inventories                                             (35,711)     (17,596)      53,203
      Accounts payable                                        (14,465)     (32,700)      49,196
      Current income taxes, net                              (122,815)      23,043       (2,769)
      Other current liabilities                                33,421       79,947        6,885
      Other--principally long-term assets and liabilities      11,529       13,477      (11,032)
                                                            ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS          (87,925)      69,027       52,767
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS        516,000      (80,943)     (85,367)
                                                            ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           428,075      (11,916)     (32,600)

INVESTING ACTIVITIES
  Expenditures for property, plant and equipment              (39,565)     (31,778)     (21,004)
  Proceeds from sale of business assets (See Note 15)           4,597       22,773         --
  Acquisition of businesses (See Note 15)                     (33,659)      (8,729)        --
  Investment                                                     --           --         (8,000)
  Disposal of property, plant and equipment                     3,378        3,498        2,038
                                                            ---------    ---------    ---------
    NET CASH USED IN INVESTING ACTIVITIES                     (65,249)     (14,236)     (26,966)

FINANCING ACTIVITIES
  Additions to long-term debt                                  25,000       76,153      360,000
  Payments on long-term debt                                 (242,780)     (37,329)    (251,100)
  Net borrowings and payments on short-term notes payable     (22,714)       7,000      (37,000)
  Dividends paid                                               (9,758)     (11,286)     (11,081)
  Repurchase of common stock                                 (120,000)        --           --
  Proceeds from exercise of stock options                       1,398        1,495        1,550
                                                            ---------    ---------    ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (368,854)      36,033       62,369
                                                            ---------    ---------    ---------
Increase (decrease) in cash and equivalents                    (6,028)       9,881        2,803
Cash and equivalents, beginning of fiscal year                 18,987        9,106        6,303
                                                            ---------    ---------    ---------
Cash and equivalents, end of fiscal year                    $  12,959    $  18,987    $   9,106
                                                            =========    =========    =========
Non-Cash Activities:
  Transfer of inventory to fixed assets - Continuing
    operations                                              $    --      $   4,712    $    --
  Transfer of inventory to fixed assets - Discontinued
    operations                                              $    --      $   4,015    $    --

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THE CONSOLIDATED FINANCIAL STATEMENTS

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1: SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

FISCAL YEAR: The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1998" commenced on February 1, 1998 and ended on January 31, 1999.

CONSOLIDATION: The consolidated financial statements include the accounts of Stewart & Stevenson Services, Inc. and all enterprises in which the company has a controlling financial interest. Investments in other partially-owned enterprises in which ownership ranges from 20 to 50 percent are generally accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

STOCK-BASED COMPENSATION: The Company applies Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. Pro forma disclosure of the compensation expense determined under the fair-value provision of Statement of Financial Accounting Standard
(SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION has been provided. (See
Note 11)

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

CAPITALIZED INTEREST: Interest costs associated with certain constructed assets are capitalized during the construction period. There was no capitalized interest in 1998, 1997 or 1996. Interest capitalized on assets developed for the Company's use is amortized over the depreciable life of the related assets.

CONTRACT REVENUES AND COSTS: Revenues relating to contracts or contract changes that have not been completely priced, negotiated, documented, or funded are not recognized unless realization is considered probable. Generally, revenue is recognized when a product is shipped or accepted by the customer, except for certain Petroleum Equipment products, where revenue is recognized using the percentage-of-completion method. The revenues of the Tactical Vehicle Systems segment are generally recognized under the units-of-production method, whereby sales and estimated average cost of the units to be produced under the Family of Medium Tactical Vehicle ("FMTV") contracts are recognized as units are substantially completed. Profits expected to be realized on contracts are based on the Company's estimates of total revenue value and costs. Changes in estimates for revenues, costs, and profits are recognized in the period which they are determinable using the cumulative catch-up method of accounting. In certain cases, the estimated revenue values include amounts expected to be realized from contract adjustments when recovery of such amounts are probable. Any anticipated losses on contracts are charged in full to operations in the period in which they are determinable.

DEPRECIABLE PROPERTY: The Company depreciates property, plant and equipment over their estimated useful lives, using both accelerated and straight-line methods. Expenditures for property, plant and equipment are capitalized and carried at cost. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred and replacements and betterments are capitalized.

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

OTHER OFF-BALANCE SHEET RISKS: The Company has entered into certain contracts whereby it has guaranteed the repayment of a customer's debt to third party lenders. (See Note 7)

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist primarily of cash and equivalents, trade receivables, trade payables and debt instruments. The book values of cash and equivalents, trade receivables and trade payables are considered to be representative of their respective fair values. Generally, the Company's notes receivable and payable have interest rates which are tied to current market rates. The fair market value of the senior notes is $140 million at January 31, 1999, which are recorded at a book value of $135 million. The Company estimates that the book value of all other of its financial instruments approximates market values.

WARRANTY COSTS: Expected warranty and performance guarantee costs are accrued as revenue is recorded, based on both historical experience and contract terms.

NET EARNINGS PER SHARE: As of January 31, 1998 the Company adopted, SFAS No. 128 EARNINGS PER SHARE, which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if all securities or other contracts to issue common stock were exercised or converted into common stock. During Fiscal 1997 and 1996, 66,000 and 22,000 stock options, respectively, were deemed to be dilutive. There were no stock options during Fiscal 1998 which were deemed to be dilutive. Accordingly, all periods presented have been stated as basic and diluted EPS. There is no material difference between SFAS No. 128 presentation of EPS and the EPS presented in prior reporting periods.

USE OF ESTIMATES AND ASSUMPTIONS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates have been made by management with respect to (1) future obligations associated with a government directive to change the FMTV truck configuration, (2) future obligations associated with guarantees and (3) the outcome of ongoing investigations and outstanding litigation. Actual results could differ from those estimates making it reasonably possible that a change in these estimates could occur in the near term.

RECLASSIFICATIONS: The accompanying consolidated financial statements for prior Fiscal years contain certain reclassifications to conform with the presentation used in Fiscal 1998. The consolidated financial statements have been restated to reflect the Company's Gas Turbine Operations as a discontinued operation.

NEW ACCOUNTING PRONOUNCEMENTS: In April, 1998 Statement of Position ("SOP") No. 98-5 REPORTING ON COSTS OF START UP ACTIVITIES was issued by the American Institute of Certified Public Accountants. The statement requires costs of start-up activities and organizational costs to be expensed as incurred. Initial application of the statement, which is effective for Fiscal 1999, is to be reported as a cumulative effect of a change in accounting principle. The Company is currently evaluating the impact of SOP No. 98-5 on its results of operations and financial position.

In June 1997, SFAS No. 130, REPORTING COMPREHENSIVE INCOME was issued. SFAS No. 130 requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. This statement does not have any impact as the Company currently does not enter into any transactions which result in material charges (or credits) directly to equity (such as additional minimum pension liability charges, currency translation adjustments or unrealized gains and losses on available-for-sale securities, etc.).

Effective January 31, 1999, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes new standards for segment reporting which are based on the way management organizes segments within a company for making operating decisions and assessing performance. In connection with the sale of the Gas Turbine Operations (GTO) and in response to these new standards, the Company reorganized its business segments. The Company's financial reporting segments consist of Power Products, Tactical Vehicle Systems, Petroleum Equipment and Other Business Activities. (See Note 4)

In June 1998, SFAS No. 132 - EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POST EMPLOYMENT BENEFITS was issued. This statement standardizes the disclosure requirements of SFAS No. 87 and No. 106, and the Company adopted the provisions of this statement for Fiscal 1998. (See Note 10)

In June 1998, the FASB issued SFAS No. 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and hedging activities. The statement, which is to be applied prospectively, is effective for the Company's quarter ending January 31, 2000. The Company believes that the future adoption of SFAS No. 133 will not have a material effect on its results of operations or financial position.

NOTE 2:  DISCONTINUED OPERATIONS

During Fiscal 1997, the Company completed the sale of the net assets of GTO to General Electric Company ("GE") for $600 million, with a subsequent downward adjustment of $84 million in Fiscal 1998. GTO manufactured and serviced gas turbine driven equipment and associated spare parts, provided contract operation and maintenance services for power generation and petrochemical processing facilities, and engaged in the development and turnkey construction of power generation projects. The results of the GTO have been classified as discontinued operations in the accompanying financial statements. Net earnings from discontinued operations for the eight months ended September 30, 1997 (the pre-measurement period) includes interest expense of approximately $9.9 million, which was allocated based on the ratio of net assets to be discontinued to the sum of the total net assets of the consolidated entity. The gain on disposal of discontinued operations includes interest expense of approximately $3.9 million, allocated using the same method.

In the third quarter of Fiscal 1998, the Company reached an agreement with GE regarding certain contractual adjustments to the purchase price and other matters related to the sale of GTO. The agreement required the Company to pay GE $84 million, resulting in an after tax charge, net of accruals, of $20 million to net earnings (loss) from discontinued operations. Additionally, in the fourth quarter of Fiscal 1998, it became probable that the Company would be required to perform under a debt guaranty related to a power generation facility in Argentina. Accordingly, the Company recorded an estimated obligation of $14 million, net of tax. The guaranty arose as part of the Company's Gas Turbine Operations.

Summarized operating results of discontinued operations are as follows:

                                                       TWELVE MONTHS ENDED
                                                            JANUARY 31
                                                 -------------------------------
                                                   1999        1998       1997
                                                 --------    --------   --------
                                                           (Unaudited)
Sales                                            $   --      $404,172   $361,974
Gross profit                                         --        35,643     63,852
Income tax expense                                   --         1,920      6,744
Net earnings (loss) from discontinued
   operations, net of tax                            --         5,424     12,083
Gain  (loss) on disposal of discontinued
   operations, net of tax                         (33,979)     61,344       --


NOTE 3:  SPECIAL ITEMS AND EVENTS

Included in Fiscal 1998 net earnings (loss) from continuing operations are the effects of three significant nonrecurring events including (1) a $36.8 million charge related to a series of claims, (2) a $40 million charge for estimated costs associated with a government directive to make certain changes in the drive train components of the FMTV and (3) $8.6 million of interest income earned on the proceeds from the sale of the GTO.

On December 17, 1998, following an extensive period of negotiations with the U.S. Army seeking to amicably resolve certain requests for equitable adjustments for additional costs incurred by the Company due to delays and changes caused by the government during the initial truck contract, the Company filed a certified claim with the U.S. Army seeking recovery of the additional costs. Management believes that the FMTV contract provides a legal basis for the claim, however, due to the inherent uncertainties in the claims resolution process, the Company has fully reserved all recoveries relating to the claim. The Company will continue to pursue recovery of all amounts claimed. Any compensation received from the U.S. Army related to this matter will be recorded in the period in which the additional compensation is awarded.

In the fourth quarter of Fiscal 1998, the Company made a decision to refit all fielded vehicles at the Sealy facility and fund all or a significant portion of the $40 million estimated cost to perform that work. The Company will submit a claim under the FMTV contract, seeking compensation for those additional costs related to the directive. Any additional compensation received from the U.S. Army related to this matter will be recorded in the period in which the additional compensation is awarded.

During Fiscal 1997 the Company incurred a $10 million charge relating to the resolution of litigation arising from a 1987 contract to supply diesel generator sets for installation at long range radar sites in Saudi Arabia. Also during Fiscal 1997 the Company recorded a special charge of $13.4 million relative to the settlement of a government claim and special gain of $4.4 million related to the sale of the Company's John Deere franchise in Houston, Texas. (See Note 15)

During Fiscal 1996, a jury in Houston, Texas returned a $43 million verdict against the Company in a case filed by Serv-Tech, Inc. for breach of a secrecy agreement. The Company's liability in connection with this matter was limited pursuant to a pretrial agreement between the Company and Serv-Tech, Inc. The Company recognized a pre-tax charge against earnings of $20 million relating to this case in the second quarter of Fiscal 1996. The judgment based on this verdict was paid by the Company in September 1996.

NOTE 4: SEGMENT DATA

The Power Products segment includes the marketing of diesel engines, automatic transmissions, material handling equipment, transport refrigeration units and construction equipment and related parts and service. The Tactical Vehicle Systems segment includes the designing, manufacturing and marketing of tactical vehicles, primarily 2 1/2-ton and 5-ton trucks under contract with the United States Army. The Petroleum Equipment segment includes the design, manufacturing, and marketing of specialty equipment for the oilfield service market. Other business activities not included in a business segment for reporting purposes include airline ground support products, gas compression contract services, financial services, as well as development stage businesses. Corporate assets, consisting primarily of cash and cash equivalents and investments, are included in "Other Business Activities".

The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

The Company markets its products and services throughout the world and is not dependent upon any single geographic region or single customer. Other than the U.S. Government, no single group or customer represents greater than 10% of consolidated sales in any of the last three fiscal years. Export sales, including sales to domestic customers for export, for Fiscal 1998, 1997 and 1996 were $84.7 million, $65.7 million and $83.2 million, respectively. Export sales to any single geographic region in Fiscal 1998, 1997 and 1996 were not material to consolidated sales.

Financial information relating to industry segments is as follows:

                                                                                             DEPRECIATION
                                               OPERATING     IDENTIFIABLE      CAPITAL           AND
                                   SALES       PROFIT          ASSETS       EXPENDITURES     AMORTIZATION
                                 ----------    ---------     ------------    ------------    ------------
FISCAL 1998
Power Products                   $  555,507    $  23,638     $    334,234    $     17,409    $     11,396
Tactical Vehicle Systems            455,399      (77,717)         113,721           1,434           3,120
Petroleum Equipment                 115,800       10,245           96,874           4,771           2,634
Other Business Activities            80,066       (5,106)         160,948          15,951           2,486
                                 ----------    ---------     ------------    ------------    ------------
Total                            $1,206,772    $ (48,940)    $    705,777    $     39,565    $     19,636
                                 ==========    =========     ============    ============    ============
FISCAL 1997
Power Products                   $  558,393    $  34,120     $    307,232    $     17,308    $      9,887
Tactical Vehicle Systems            396,734      (10,005)         179,260           1,509           8,312
Petroleum Equipment                  83,096        5,695           60,214           7,358           1,428
Other Business Activities            76,811       (5,333)         105,941           5,603           2,820
Discontinued Operations                --           --            600,000            --              --
                                 ----------    ---------     ------------    ------------    ------------
   Total                         $1,115,034    $  24,477     $  1,252,647    $     31,778    $     22,447
                                 ==========    =========     ============    ============    ============
FISCAL 1996
Power Products                   $  508,779    $  31,081     $    267,471    $     13,797    $      8,077
Tactical Vehicle Systems            200,916       10,597          185,211           1,171          10,653
Petroleum Equipment                  57,406        2,419           47,564           4,401           1,393
Other Business Activities            58,086        3,018          126,624           1,635           2,253
Discontinued Operations                --           --            452,289            --              --
                                 ----------    ---------     ------------    ------------    ------------
   Total                         $  825,187    $  47,115     $  1,079,159    $     21,004    $     22,376
                                 ==========    =========     ============    ============    ============

(1) Operating profit of Power Products for Fiscal 1997 includes the $4,369 gain on the sale of a construction equipment franchise. A reconciliation of Operating Profit to Earnings (Loss) from Continuing Operations before Income Taxes is as follows:

                                                FISCAL      FISCAL      FISCAL
                                                 1998        1997        1996
                                               --------    --------    --------
Operating profit                               $(48,940)   $ 24,477    $ 47,115
Corporate expenses, net                         (11,452)     (9,816)     (9,910)
Non-operating interest income                    10,925       1,941       1,920
Interest expense                                (12,244)    (15,440)    (12,474)
Settlement of litigation and special charge        --       (23,352)    (20,000)
                                               --------    --------    --------
Earnings (loss) from continuing operations
  before income taxes                          $(61,711)   $(22,190)   $  6,651
                                               ========    ========    ========

NOTE 5:  CONTRACTS IN PROCESS

Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts in process are classified as current assets, billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as current liabilities. Summarized below are the components of the amounts:

                                                            FISCAL        FISCAL
                                                             1998          1997
                                                         -----------    -----------
Costs incurred on uncompleted contracts                  $ 1,467,957    $ 1,137,220
Accrued profits                                                8,655         19,440
                                                         -----------    -----------
                                                           1,476,612      1,156,660

Less:  Customer progress payments                         (1,377,739)    (1,018,892)
                                                         -----------    -----------
                                                         $    98,873    $   137,768
                                                         ===========    ===========
Included in the statements of financial position:
  Recoverable costs and accrued profits not yet billed   $    99,097    $   138,208
  Billings on uncompleted contracts in excess of
    incurred costs                                              (224)          (440)
                                                         ===========    ===========
                                                         $    98,873    $   137,768
                                                         ===========    ===========

Recoverable costs and accrued profits related to the Tactical Vehicle Systems segment include direct costs of manufacturing and engineering and allocable overhead costs. Generally, overhead costs include general and administrative expenses allowable in accordance with the United States Government contract cost principles and are charged to cost of sales at the time revenue is recognized. General and administrative costs remaining in recoverable costs and accrued profits not yet billed amounted to $0 and $13,992 at January 31, 1999 and 1998, respectively. The Company's total general and administrative expenses incurred, including amounts capitalized and charged to cost of sales under the FMTV contract, totaled $105,887, $88,235 and $83,092 in Fiscal 1998, 1997 and 1996,
respectively.

The United States Government has a security interest in unbilled amounts associated with contracts that provide for both progress payments and performance based payments.

In accordance with industry practice, recoverable costs and accrued profits not yet billed include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year.

NOTE 6:  INVENTORIES

Summarized below are the components of inventories:

                                                        FISCAL          FISCAL
                                                         1998            1997
                                                       ---------      ---------
Power Products                                         $ 182,894      $ 163,143
Petroleum Equipment, net of customer deposits             40,560         28,717
Other Business Activities                                 40,222         21,609
Excess of current cost over LIFO values                  (48,474)       (45,892)
                                                       ---------      ---------
  Total Inventories                                    $ 215,202      $ 167,577
                                                       =========      =========

The Company's inventory classifications correspond to its reportable segments. The Power Products segment's inventory consists primarily of industrial equipment, equipment under modification and parts held in the Company's distribution network for resale. As a custom packager of power systems to customer specifications, the Petroleum Equipment and Other Business Activities segment's inventory consists primarily of work-in-process which includes purchased and manufactured components in various stages of assembly.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled approximately $5.8 million at the close of Fiscal 1998.

The Company's government contract operations are subject to U.S. Government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on government procurement regulations, under certain circumstances a contractor can be fined, as well as suspended or barred from government contract. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation, and similar government agencies during a suspension or debarment.

The Company entered an Administrative Agreement with the United States Air Force that imposes certain requirements on the Company intended to assure the U.S. Air Force that the Company is a responsible government contractor. Under this agreement, the Company has established and maintains an effective program to ensure compliance with applicable laws and the Administrative Agreement. The program provides employees with education and guidance regarding compliance and ethical issues, operates a means to report questionable practices on a confidential basis, and files periodic reports with the U.S. Air Force regarding the Company's business practices. A default by the Company of the requirements under the Administrative Agreement could result in the suspension or debarment of the Company from receiving any new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments. Any such suspension could also prevent the Company from receiving future modifications to the FMTV contract unless the Secretary of the Army finds a compelling need to enter into such modification. The Administrative Agreement expires pursuant to its term on March 19, 2001, but the Company intends to maintain compliance programs on a continuing basis.

During Fiscal 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show. The Company has been advised that the U.S. Customs Service and the Department of Justice are investigating potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems, and firearms. Such investigation could result in the filing of criminal, civil, or administrative sanctions against the Company and/or individual employees and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments.

The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury and warranty matters normally incident to the Company's business. No individual case, or group of cases presenting substantially similar issues of law or fact, involve a claim for damages in excess of $5 million or are expected to have a material effect on the manner in which the Company conducts its business. Although management has established reserves that it believes to be adequate in each case, an unforeseen outcome in such cases could have a material adverse impact on the results of operations in the period it occurs.

The Company has guaranteed the project financing ($42,600 at January 31, 1999) of a power generation plant in Argentina (Note 2). Included in "Other accrued liabilities" at January 31, 1999 is a reserve of $22,600 for the anticipated loss related to such guarantee; this estimated loss is predicated on projections of future events and realization value of the underlying collateral. As a result of the Company's net loss for Fiscal 1998, the Company was unable to meet certain financial covenant requirements and is in default of the guarantee agreement. Presently, the lender has the right to demand payment of the entire $42,600. Such a demand, if made, would cause defaults under the majority of the Company's outstanding debt (approximately $151,000 at January 31, 1999), as well as the revolving credit facility, which would required the Company to negotiate waivers and amendments or seek additional financing or other sources of funds. In the event the Company is unable to successfully negotiate waivers and amendments or obtain additional financing or other sources of funds, liquidity would be adversely affected. Although management is of the opinion that a demand for payment is unlikely, no assurances can be given that such a demand will not be made. The Company has reached a written agreement in principle (the Proposed Agreement), subject to final documentation, to amend the guarantee agreement with the project lender that provides for, among other things, waivers of the financial covenant defaults and amends them to permit future compliance. The Proposed Agreement also requires that standby letters of credit (LOC's) be provided in varying amounts between May 31, 1999 and June 30, 2000 totaling the entire outstanding balance of the project financing. It is the Company's intention to comply with the Proposed Agreement and provide the LOC's. Such LOC's may be drawn and applied in payment of the $42,600 upon the earlier of an event of default or December 31, 2000. Certain provisions of the Proposed Agreement may require the concurrence of the senior noteholders.

The Company has provided certain other guarantees in support of its customer's financing of purchases from the Company in the form of both residual value guarantees and debt guarantees. The maximum exposure of the Company related to guarantees at January 31, 1999 is $13 million, excluding the $42.6 million discussed above.

The Company leases certain additional property and equipment under lease arrangements of varying terms whose annual rentals are less than 1% of consolidated sales.

NOTE 8:  GOVERNMENT CONTRACTS

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

Most of the production under the original FMTV contract was completed as of January 31, 1999. Revenues and profits realized on the original FMTV contracts are based on the Company's estimates of total contract sales value and costs at completion. Stewart & Stevenson has incurred significant cost overruns and delivery schedule delays on the original FMTV contracts which the Company believes are primarily due to the government's decision to delay the testing of trucks and other government directed changes to the contracts. In addition, the Company has been directed by the U.S. Army to undertake certain changes to the drive train of all vehicles produced under the first FMTV contract. The Company has and will continue to submit a series of Requests for Equitable Adjustments or claims under the original FMTV contract, seeking increases in the FMTV contract price for those additional costs that relate to government caused changes and delays amounts in excess of agreed upon contract price. It is not possible to estimate the amount, if any, that the Company will recover under such Requests for Equitable Adjustments or claims. The Company has expensed the costs associated with $48 million in claims relating to program delays and changes, and has fully reserved $40 million related to drive train changes. Any future recovery of these amounts will be treated as income in the period in which the matter is resolved.

During Fiscal 1998, the Company was awarded a second set of multi-year contracts from the U.S. Army that provides for continued production of the FMTV through Fiscal 2002 with a one year option that would extend the new contract through 2003. The funding of the new FMTV contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the new FMTV contract must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. As of January 31, 1999, funding in the amount of $315 million for the new FMTV contract had been authorized and appropriated by the U.S. Congress. If the new FMTV contract is terminated other than for default, the FMTV contract provides for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

NOTE 9:  DEBT ARRANGEMENTS

The Company has informal borrowing arrangements with banks which may be withdrawn at the banks' option. Borrowings under these credit arrangements are unsecured, are due within 90 days and bear interest at varying bid and negotiated rates. On January 31, 1999 and 1998, the amounts outstanding under these arrangements were $16,000 and $35,000, respectively, with a weighted average interest rate of 5.48% and 6.11%, respectively.

The Company has entered into an agreement to acquire up to $17 million of diesel engines. This agreement allows for vendor supported financing with payments due upon certain events, not to exceed three years. At the end of Fiscal 1998 there was not a material amount of this facility in place. The Company has also entered into a facility to finance computer hardware and software totaling up to approximately $7 million.

Long-Term Debt, which is generally unsecured, consists of the following:

                                                         FISCAL        FISCAL
                                                          1998          1997
                                                        ---------     ---------
Notes payable to insurance company:
  -10.20%, principal due $1,000 annually to 1998        $    --       $   1,000
Debt of consolidated limited partnership:
  -note payable to a bank, principal due 2000               8,582         8,700
Revolving credit notes payable to banks                      --         225,000
Senior Notes
  6.72% principal due 1999                                 60,000        60,000
  7.03% principal due 2001                                 20,000        20,000
  7.29% principal due 2003                                 30,000        30,000
  7.38% principal due 2006                                 25,000        25,000
Other                                                       9,436         3,466
                                                        ---------     ---------
                                                          153,018       373,166
Less current portion (See Note Below)                     (69,488)     (226,000)
                                                        ---------     ---------
Long-Term Debt                                          $  83,530     $ 147,166
                                                        =========     =========

At January 31, 1999, the Company had commitments of $150,000, limited by certain financial calculations, from banks under unsecured revolving credit notes which mature on December 20, 2001. Effective January 31, 1999, the Company obtained certain modifications to its revolving line of credit which, among other things, adjusted its interest rate options and modified certain covenants dealing with debt levels, interest coverage, investments and required tangible net worth. Additionally, the $150,000 commitment could be less if the involved banks, at their discretion, decide to limit the facility to a certain percentage of qualified receivables and inventory. Under these modifications, the Company pays interest and a commitment fee at various options. The maximum interest rate is the prime rate and the maximum commitment fee is 50 basis points per annum on the daily average unused balance. Pursuant to the amended covenants under the revolving credit facility, approximately $100,000 would have been available for the Company's use as of January 31, 1999, of which $76,000 would be required to pay current debt levels.

The Company's unsecured long-term notes, which include the revolving credit notes and senior notes, were issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, rentals and other items. Additional covenants in the revolving credit notes require the Company to maintain a minimum tangible net worth and interest coverage. See Note 7 for additional information regarding debt compliance. Since these requirements are calculated from earnings and cash flow, dividends could be restricted indirectly. Dividends at the current level are not restricted as of the date of this report.

In December 1998, the Company entered into an agreement under which the Company has financed approximately $7 million of gas compression equipment.

As a result of the ownership of a majority interest in a partnership in which the Company is a limited partner, the Company's Consolidated Statements of Financial Position include the debt of this partnership, which owns the building where the Company's corporate office is located. Such debt is solely the obligation of the partnership and is secured by the office building and parking garage. Interest is payable in monthly installments at various rates, the maximum rate being 9%.

The amounts of long-term debt which will become due during Fiscal 1999 through 2003, and beyond are approximately: 1999--$69,500; 2000--$1,000; 2001--$21,100;
2002--$1,900; 2003-- $31,300 and beyond--$28,200.

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

In addition, the Company has a postretirement medical plan which covers most of its employees and provides for the payment of medical costs of eligible employees and dependents upon retirement. The plan is currently not funded. The Company expects to continue financing postretirement medical costs as covered claims are incurred.

The following table includes pension benefits information for the noncontributory defined benefit pension plan discussed above as well as the unfunded supplemental retirement plan and the unfunded defined benefit retirement plan for non-employee directors.

                                                                 OTHER POST EMPLOYMENT
                                            PENSION BENEFITS            BENEFITS
                                          --------------------    ----------------------
                                            1998        1997         1998         1997
                                          --------    --------    ---------    ---------
(DOLLARS IN THOUSANDS)

CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning
    of year                               $ 74,468    $ 69,515    $   7,058    $   7,187
   Service cost                              3,175       3,937          421          457
   Interest Cost                             5,385       5,037          500          528
   Participant contributions                                            180          171
   Curtailment (gain) or loss                 --        (2,931)        --           (824)
   Benefits paid                            (5,970)     (2,377)        (632)        (500)
   Actuarial loss                            7,888       1,287          449           39
                                          --------    --------    ---------    ---------
  Benefit Obligation at end of year       $ 84,946    $ 74,468    $   7,976    $   7,058
                                          ========    ========    =========    =========
CHANGE IN PLAN ASSETS
  Fair value of plan assets at
    beginning of year                     $ 76,323    $ 68,196         --           --
   Actual return on plan assets              7,145      11,387         --           --
   Employer contributions                      205          60    $     452    $     329
   Participant contributions                                            180          171
   Benefits paid                            (5,970)     (2,377)        (632)        (500)
   Administrative Expenses                    (981)       (943)        --           --
                                          --------    --------    ---------    ---------
  Fair value of plan assets at end
    of year                               $ 76,722    $ 76,323    $    --      $    --
                                          ========    ========    =========    =========
RECONCILIATION OF FUNDED STATUS
  Funded status                           $ (8,224)   $  1,855    $  (7,976)   $  (7,058)
  Unrecognized actuarial (gain) or
    loss                                     7,495        (796)      (2,870)      (3,543)
  Unrecognized prior service cost            1,723       2,033       (2,173)      (2,655)
                                          --------    --------    ---------    ---------
  Net amount recognized at year-end       $    994    $  3,092    $ (13,019)   $ (13,256)
                                          ========    ========    =========    =========
AMOUNTS RECOGNIZED IN THE STATEMENT
OF FINANCIAL POSITION
  Prepaid benefit cost                    $  3,666    $  5,401         --           --
  Accrued benefit liability                 (3,820)     (3,254)        --           --
  Intangible assets                          1,110         925         --           --
  Accumulated other comprehensive
    income                                      38          20
                                          --------    --------    ---------    ---------
  Net amount recognized at year-end       $    994    $  3,092         --           --
                                          ========    ========    =========    =========
  Other comprehensive income
   attributable to change in
   additional minimum liability
   obligation                             $     18    $      1         --           --

ADDITIONAL YEAR-END INFORMATION FOR
PLANS WITH BENEFIT OBLIGATIONS IN
EXCESS OF PLAN ASSETS:
  Benefit obligation                      $ 84,946    $  4,857      $ 7,976      $ 7,058
  Fair Value of plan assets                 76,722        --           --           --

                                                                          OTHER POST EMPLOYMENT
                                                PENSION BENEFITS                BENEFITS
                                             -----------------------     -----------------------
                                                1998          1997          1998          1997
                                             ---------     ---------     ---------     ---------
(DOLLARS IN THOUSANDS)

ADDITIONAL YEAR-END INFORMATION FOR
PENSION PLANS WITH ACCUMULATED BENEFIT
OBLIGATIONS IN EXCESS OF PLAN ASSETS
  Projected benefit obligation               $   5,419     $   4,857          --            --
  Accumulated benefit obligation                 3,820         3,254          --            --

COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost                               $   3,175     $   3,937     $     421     $     457
  Interest cost                                  5,385         5,037           500           528
  Expected return on plan assets                (6,616)       (6,153)         --            --
  Amortization of prior service cost               311           372          (483)       (1,419)
  Additional gain recognized due to
    curtailment                                   --          (2,722)         --            (824)
  Recognized actuarial (gain) or
    loss                                            48            24          (225)         (247)
                                             ---------     ---------     ---------     ---------
   Net periodic cost (benefit)               $   2,303     $     495     $     213     $  (1,505)
                                             =========     =========     =========     =========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
DECEMBER 31
  Discount rate                                   6.75%         7.25%         6.75%         7.25%
  Expected long-term rate of return
    on plan assets                                9.50%         9.50%          N/A           N/A
  Rate of compensation increase                   4.75%         4.75%          N/A           N/A

ASSUMED HEALTH CARE COST TREND
For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for Fiscal 1998. The rate is assumed to decrease gradually to 6% for 2001 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                ONE-PERCENTAGE-  ONE-PERCENTAGE-
                                                POINT INCREASE   POINT DECREASE
                                                --------------   --------------
Effect on total service and interest cost
  components for Fiscal 1998                    $          103   $         (108)
Effect on Fiscal 1998 postretirement benefit
  obligation                                               918             (870)

The sale of GTO resulted in a curtailment as defined by SFAS No. 88, EMPLOYER'S ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS. The impact of the curtailment was a net gain of $2,722, which includes a decrease in the projected benefit obligation of $2,931 as of January 31, 1998. The Company has retained all liabilities and obligations of the GTO plan participants up to the date of sale.

Effective June 1997, the Company terminated its unfunded defined benefit retirement plan for non-employee directors which had provided for payments upon retirement, death, or disability. Retirement expense for this plan in Fiscal 1998, 1997 and 1996, respectively, was $33, $47, and $59.

The Company has an unfunded supplemental retirement plan for certain corporate officers. Retirement expense for the plan in Fiscal 1998, 1997 and 1996 was $535, $486 and $406, respectively. Prior service cost not yet recognized in periodic pension cost was $1,289, $1,418 and $1,547, at January 31, 1999, 1998 and 1997, respectively.

The Company has an employee savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may contribute up to 15% of their pre-tax salary, but not more than statutory limits. The Company contributes twenty-five cents for each dollar contributed by a participant, subject to certain limitations. The matching percentages were changed as of January 1, 1999 and now provide a matching payment equal to each dollar contributed by employees up to 1% of their annual income and twenty-five cents for each dollar contributed in excess of 1%, subject to certain limitations. The Company's matching contribution to the savings plan for continuing operations was $986, $817 and $670 in Fiscal 1998, 1997 and 1996, respectively. Under a nonqualified deferred compensation plan for certain employees, a portion of eligible employees' discretionary income can be deferred at the election of the employee. These deferred funds accrue interest payable to the employee at the prime rate in effect on specified dates.

NOTE 11:  COMMON STOCK

STOCK REPURCHASE PROGRAM: In October, 1997 the Company's Board of Directors authorized the repurchase of up to $120 million in its common stock. During Fiscal 1998, the Company repurchased 5,265,120 shares of its outstanding stock for $120 million.

SHAREHOLDER RIGHTS PLAN: The Company has a shareholders rights plan. The rights may be exercised by their holders to purchase one-third (1/3) of a share at $30.00 for each share owned by a shareholder upon the acquisition, or announcement of intended acquisition, of 15% or more of the Company's stock by a person or group. The rights are subject to antidilution adjustments and will expire on March 20, 2005, unless the plan is further extended or the rights are earlier redeemed.

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

STOCK ISSUANCE: During Fiscal 1998, the Company issued 33,783 shares of common stock to acquire an additional interest in its Venezuela affiliate from a minority shareholder. The Company also issued under the 1996 Director Stock Plan 4,504 shares to certain directors of the Company for services rendered.

A summary of the status of the Company's stock option plans during Fiscal 1996, 1997 and 1998 is presented in the tables below:

                                                  SHARES        OPTION PRICE
                                                  UNDER            RANGE
                                                  OPTION         PER SHARE
                                                ----------    ------------------
Outstanding at end of Fiscal 1995                  898,075       $18.75 - $50.25

Granted                                            343,800    $24.25 and $24.375

Exercised                                          (71,500)         $18.75

Canceled                                           (35,375)      $24.25 - $50.25
                                                ----------
Outstanding at end of Fiscal 1996                1,135,000       $18.75 - $50.25

Granted                                            375,900      $20.00 - $28.125

Exercised                                          (70,000)         $18.75

Canceled                                           (73,175)      $18.75 - $50.25
                                                ----------
Outstanding at end of Fiscal 1997                1,367,725       $20.00 - $50.25

Granted                                            277,500    $21.3125 - $24.375

Exercised                                          (17,000)         $20.00

Canceled                                           (85,250)      $20.00 - $50.25
                                                ----------
Outstanding at end of Fiscal 1998                1,542,975       $20.00 - $50.25
                                                ==========
Options available for future grants at
  the end of Fiscal 1998                         2,094,275
                                                ==========

During Fiscal 1997 the Company sold GTO. Those GTO employees holding stock options were granted a one year period, from the date of sale, in which to exercise vested options at the time of the sale. Effective February 2, 1999, 354,025 options held by employees of the Company's discontinued GTO were canceled.

                                                           FISCAL      FISCAL
                                                            1998        1997
                                                        -----------  -----------

Options exercisable at end of year                          775,100      552,050
Weighted average exercise price of options exercisable  $     33.14  $     35.61
Weighted average fair value of options granted          $     11.71  $     12.23

                                                                    REMAINING
                   WEIGHTED AVERAGE     OPTIONS        OPTIONS      CONTRACTUAL
 EXERCISE PRICE     EXERCISE PRICE    OUTSTANDING    EXERCISABLE    LIFE (YEARS)
 ---------------   ----------------   -----------    -----------    ------------
$20.00 - $35.125        $29.51          1,407,375        639,500       4 - 10
     $50.25             $50.25            135,600        135,600         6
                                      -----------    -----------
                                        1,542,975        775,100
                                      ===========    ===========

The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized. Had compensation cost for these plans been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                             FISCAL          FISCAL
                                              1998            1997
                                            --------         -------
Net earnings (loss)     As Reported         $(72,984)        $52,263
                        Pro Forma            (74,724)        $49,869

Net earnings per share  As Reported         $  (2.51)        $  1.57
                        Pro Forma           $  (2.58)        $  1.50


Because the Statement 123 method of accounting is not required to be applied to options granted prior to February 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal 1998 and 1997:

                                                            FISCAL      FISCAL
                                                             1998        1997
                                                           --------    --------
1988 Nonstatutory Stock Option Plan and
  1993 Nonofficer Stock Option Plan
       Risk free interest rates                                5.93%       6.61%
       Expected dividend yields                                1.39%       0.34%
       Expected volatility                                    35.48%      39.21%
       Expected life (years)                                     10          10

1994 Director Stock Option Plan
       Risk free interest rates                                6.79%       6.79%
       Expected dividend yields                                1.30%       1.30%
       Expected volatility                                    35.24%      35.24%
       Expected life (years)                                      6           6

1996 Director Stock Plan
       Risk free interest rates                                5.93%       6.93%
       Expected dividend yields                                1.60%       0.50%
       Expected volatility                                    35.71%      39.28%
       Expected life (years)                                     10          10

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

NOTE 12:  INCOME TAXES

The components of the income tax provision (benefit) and the income tax payments are as follows:

                                               FISCAL       FISCAL      FISCAL
                                                1998         1997        1996
                                              ---------    --------    --------
Current                                       $  84,335    $  4,990    $ (6,083)
Deferred                                       (107,139)    (13,065)      7,859
                                              ---------    --------    --------
Income tax provision (benefit)                $ (22,804)   $ (8,075)   $  1,776
                                              =========    ========    ========
Income tax payments (excluding refunds)       $ 100,153    $ 15,378    $ 15,320
                                              =========    ========    ========

A reconciliation between the provision (benefit) for income taxes and income taxes computed by applying the statutory U.S. Federal income tax rate of 35% in Fiscal 1998, 1997 and 1996 is as follows:

                                                FISCAL       FISCAL     FISCAL
                                                 1998         1997       1996
                                               --------     -------     -------
Provision (benefit) at statutory rates         $(21,599)    $(7,767)    $ 2,328
Other                                            (1,205)       (308)       (552)
                                               --------     -------     -------
                                               $(22,804)    $(8,075)    $ 1,776
                                               ========     =======     =======

The deferred tax liability is determined under the liability method based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted statutory tax rates, and deferred tax expense is the result of changes in the net liability for deferred taxes.

The tax effects of the significant temporary differences which comprise the deferred tax liability at the end of Fiscal 1998 and 1997 are as follows:

                                                             FISCAL      FISCAL
                                                              1998        1997
                                                            --------    --------
Deferred Tax Assets
   Postretirement benefit obligation                        $  4,830    $  4,640
   Accrued expenses and other reserves                        39,520      14,768
   Property, plant and equipment                                 937        --
   Other                                                       3,354          33
                                                            --------    --------
     Gross deferred tax assets                                48,641      19,441
                                                            --------    --------
Deferred Tax Liabilities
   Property, plant and equipment                                --         2,544
   Pension accounting                                            422       1,273
   Contract accounting                                        20,737      63,928
   Prepaid expenses and deferred charges                       5,649      50,999
   Other                                                       3,403      11,842
                                                            --------    --------
     Gross deferred tax liabilities                           30,211     130,586
                                                            --------    --------
Net deferred tax (asset) liability                          $(18,430)   $111,145
                                                            ========    ========
Current portion of deferred tax (asset) liability           $(10,569)   $108,246
Non-current portion of deferred tax (asset) liability         (7,861)      2,899
                                                            --------    --------
Net deferred tax (asset) liability                          $(18,430)   $111,145
                                                            ========    ========

The Company believes it is more likely than not that the net deferred income tax asset as of January 31, 1999 in the amount of $18.4 million will be realized, based primarily upon sufficient taxable income available in carryback years as permitted by the tax law.

NOTE 13:  SUPPLEMENTAL FINANCIAL DATA

Accounts and notes receivables, net consist of the following:

                                                        FISCAL         FISCAL
                                                         1998           1997
                                                       ---------      ---------
Accounts receivable                                    $ 162,219      $ 180,388
Notes receivable                                          13,509         26,119
Allowance for doubtful accounts                           (3,999)        (2,236)
Less non-current portion of notes receivable              (7,182)       (19,238)
                                                       ---------      ---------
                                                       $ 164,547      $ 185,033
                                                       =========      =========

The U.S. Government accounted for approximately 15.7% and 22.5% of accounts receivable, exclusive of the receivable due from the sale of GTO, at January 31, 1999 and 1998, respectively. Due to the large number of entities and diversity of the Company's customer base, concentration of credit risk with respect to trade receivables is limited.

Components of property, plant and equipment, net are as follows:

                                                         FISCAL        FISCAL
                                                          1998          1997
                                                       ---------      ---------
Machinery and equipment                                $ 127,947      $ 111,931
Buildings and leasehold improvements                      93,868         80,511
Revenue earning assets                                    34,383         17,118
Accumulated depreciation and amortization               (142,913)      (129,408)
                                                       ---------      ---------
                                                         113,285         80,152
Construction-in-progress                                     105          3,607
Land                                                      15,355         13,985
                                                       ---------      ---------
                                                       $ 128,745      $  97,744
                                                       =========      =========

Other accrued liabilities consist of the following:

                                                              FISCAL     FISCAL
                                                               1998       1997
                                                             --------   --------
Estimated cost to perform under a government directive       $ 40,000       --
Estimated obligation to perform under a debt guarantee         22,600       --
Estimated purchase price adjustment on sale of GTO               --     $ 52,250
Estimated retained liabilities of GTO                            --       28,026
Other                                                          32,749     20,543
                                                             --------   --------
                                                             $ 95,349   $100,819
                                                             ========   ========

NOTE 14:  CONSOLIDATED QUARTERLY DATA (UNAUDITED)

                                                                      FISCAL 1998
                                                    ---------------------------------------------
                                                      FOURTH       THIRD       SECOND     FIRST
                                                     QUARTER      QUARTER     QUARTER    QUARTER
                                                    ---------    ---------    --------   --------
Sales                                               $ 257,102    $ 321,121    $323,539   $305,010
Gross profit (loss)                                   (45,932)      11,842      31,740     31,034
Net earnings (loss) - Continuing                      (49,690)      (6,917)      8,437      9,165
Net earnings (loss) - Discontinued                    (13,979)     (20,000)       --         --

Net earnings (loss) per share:  Basic and Diluted
  Continuing operations                                 (1.77)        (.25)        .30        .29
  Discontinued operations                                (.50)        (.71)       --         --
                                                    ---------    ---------    --------   --------
Net earnings (loss) per share                       $   (2.27)   $    (.96)   $    .30   $    .29
                                                    =========    =========    ========   ========
                                                                      FISCAL 1997
                                                    ---------------------------------------------
                                                      FOURTH       THIRD       SECOND     FIRST
                                                     QUARTER      QUARTER     QUARTER    QUARTER
                                                    ---------    ---------    --------   --------
Sales                                               $ 334,297    $ 298,998    $248,778   $232,961
Gross profit (loss)                                    (8,723)      33,693      30,238     27,777
Net earnings (loss) - Continuing                      (29,689)       3,524       6,390      5,270
Net earnings (loss) - Discontinued                        356       (1,382)      1,838      4,612
Gain on disposal of discontinued
 operations,  net of tax                               61,344         --          --         --

Net earnings (loss) per share:  Basic and Diluted
  Continuing operations                                  (.90)         .11         .19        .16
  Discontinued operations                                 .01         (.04)        .06        .14
  Gain on disposal                                       1.85         --          --         --
                                                    ---------    ---------    --------   --------
Net earnings per share                              $     .96    $     .07    $    .25   $    .30
                                                    =========    =========    ========   ========

NOTE 15:  ACQUISITIONS AND DIVESTITURE

On April 12, 1997, the Company acquired Sierra Detroit Diesel Allison, Inc., a Detroit Diesel distributor whose franchise covers northern California. The purchase price totaled approximately $5.0 million.

On September 12, 1997, the Company acquired ownership of Carson Cogeneration, LLP, a California independent power producer. The purchase price totaled approximately $3.7 million. The assets and operating results of the plant prior to the acquisition are not material to the Company's consolidated assets or earnings. In October 1998, the Company sold the assets of Carson Cogeneration, LLP for approximately $4.6 million realizing an approximate loss of $53.

On October 6, 1997, the Company sold its construction equipment franchise in Houston, Texas for $30.2 million. The construction equipment franchise operated in the gulf coast territory of Texas and primarily distributed, and provided services for, products manufactured by John Deere Construction Equipment Company and other companies engaged in the business of manufacturing earth moving equipment, forestry equipment, skidsteer equipment, and utility equipment. A gain of $4.4 million was recognized on the sale.

On March 30, 1998, the Company acquired the assets of Compression Specialties, Inc., a compression equipment distributor in the business of leasing and servicing compression equipment in the State of Wyoming and the surrounding Rocky Mountain area. The purchase price totaled approximately $9.5 million.

On December 21, 1998 the Company acquired the assets and certain liabilities of Tug Manufacturing Corporation, a manufacturer of airline ground support equipment. The purchase price totaled approximately $13 million and is subject to an upward adjustment of up to $3 million to be paid ratably over three years if certain earnings and other performance measures are met.

On June 30, 1998 the Company acquired IPSC Co., Inc. based in Stuttgard, Arkansas for approximately $4.2 million. IPSC Co., Inc. is the exclusive Deutz engine distributor for Louisiana, Mississippi, Arkansas and Western Tennessee. IPSC Co., Inc. also manufactures its own line of pumping equipment and generator sets for agriculture, industrial and marine markets utilizing the Deutz engines. It complements the existing engine distributorships owned by the Power Products segment.

The Company acquired H & H Rubber on June 1, 1998 for approximately $4 million. Based in Houston, Texas, H & H Rubber manufactures molded rubber products utilized in the production of petroleum equipment and sells after market products.

The Company has made other immaterial acquisitions which were included mainly in the petroleum equipment segment with a combined purchase price of approximately $2.9 million.

The results of all businesses acquired in fiscal years 1998 and 1997 have been included in the consolidated financial statements from the date of acquisition. The assets and any operations of the businesses acquired are not material to the Company's consolidated assets or earnings. In allocating purchase price, the assets acquired and liabilities assumed have been initially assigned and recorded based upon preliminary estimates of fair value and may be reviewed as additional information becomes available. As a result, the financial information in the Company's consolidated financial statements is subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

NOTE 16:  VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

SOURCES OF SUPPLY: The Company's principal distribution agreements are subject to termination by the suppliers for a variety of causes. Although no assurance can be given that such distribution agreements will be renewed beyond their expiration dates, they have been renewed regularly. Any interruption in the supply of materials from the original manufacturers or a termination of a distributor agreement could have a material adverse effect on the performance of the Power Products segment.

Additionally, the FMTV incorporates components specified by the U.S. Army which are produced by specified sources. Interruption of the supply of any of these components could affect the Company's ability to deliver vehicles.

CUSTOMERS: The U.S. Government is the predominant customer of the Tactical Vehicle Systems segment, accounting for practically all of the sales of this segment. The loss of this customer would have a material adverse effect on the Company's consolidated financial condition and results of operations.

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

                                CROSS REFERENCE

 Form 10-K Item                                  Caption in Definitive
NUMBER AND CAPTION                                  PROXY STATEMENT

Item 10.    Directors and Executive         Election of Directors; Executive
            Officers of the Registrant      Officers; Section 16(a) Beneficial
                                            Ownership Reporting Compliance

Item 11.    Executive Compensation          Election of Directors; Performance
                                            of Stewart & Stevenson Common Stock;
                                            Report of the Compensation and
                                            Management Development Committee;
                                            Executive Compensation

Item 12.    Security Ownership of           Voting Securities and Ownership
            Certain Beneficial              Thereof by Certain Beneficial
            Owners and Management           Owners and Management

Item 13.    Certain Relationships           Transactions with Management and
            and Related Transactions        Certain Business Relationships

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. The following financial statements for Stewart & Stevenson Services, Inc. are filed as a part of this report:

       Consolidated Statements of Financial Position--January 31, 1999 and 1998.

       Consolidated Statements of Earnings--Years ended January 31, 1999, 1998 and 1997.

       Consolidated Statements of Shareholders' Equity--Years ended January 31, 1999, 1998 and 1997.

       Consolidated Statements of Cash Flows--Years ended January 31, 1999, 1998 and 1997.

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

       The Company will furnish to any shareholder of record as of April 21, 1999, a copy of any exhibit to this annual report upon receipt of a written request addressed to Mr. Lawrence E. Wilson, Vice President and Secretary, P. O. Box 1637, Houston, Texas 77251-1637 and the payment of $.20 per page with a minimum charge of $5.00 for reasonable expenses prior to furnishing such exhibits.

       The following exhibits are part of this report pursuant to item 601 of regulation S-K.

       *2.1 Transaction Agreement dated September 21, 1997 between General Electric Company and Stewart & Stevenson Services, Inc. (Exhibit
              2.1 to 9/97 8-K).

       *3.1 Third Restated Articles of Incorporation of Stewart & Stevenson Services, Inc., effective as of September 13, 1995 (Exhibit 3(a) to 10/95 10-Q).

       3.2 Fifth Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of April 14, 1998, as amended through April 13, 1999.

       *4.1 Revolving Credit Agreement effective December 20, 1996, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association, as Agent, and the other Banks named therein (Exhibit 4.1 to 1/97 10-K).

       4.2 Amendment to Loan Agreement effective August 25, 1997, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association, as Agent, and the other Banks named therein.

       4.3 Agreement and Second Amendment to Loan Agreement effective January 31, 1998, between Stewart & Stevenson Services, Inc. and Chase Bank of Texas, National Association, as Agent, and the other Banks named therein.

       4.4 Agreement and Third Amendment to Loan Agreement effective May 13, 1998, between Stewart & Stevenson Services, Inc. and Chase Bank of Texas, National Association, as Agent, and the other Banks named therein.

       4.5 Agreement and Fourth Amendment to Loan Agreement effective October 31, 1998, between Stewart & Stevenson Services, Inc. and Chase Bank of Texas, National Association, as Agent, and the other Banks named therein.

       4.6 Agreement and Fifth Amendment to Loan Agreement effective April 23, 1999, between Stewart & Stevenson Services, Inc. and Chase Bank of Texas, National Association, as Agent, and the other Banks named therein.

       *4.7 Note Purchase Agreement effective May 30, 1996, between Stewart & Stevenson Services, Inc. and the Purchasers named therein (Exhibit 4 to 7/96 10-Q).

       *4.8 Rights Agreement effective March 13, 1995, between Stewart & Stevenson Services, Inc. and The Bank of New York (Exhibit 1 to Form 8-A Registration Statement under the Commission File No. 001-11443).

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

       *10.7 Stewart & Stevenson Services, Inc. Supplemental Executive Retirement Plan (Exhibit 10.11 to 1/94 10-K).

       *10.8 Stewart & Stevenson Services, Inc. 1996 Director Stock Plan (Exhibit A to 5/9/97 Proxy Statement).

       *10.9 Contract Number DAAE07-98-C-M005 dated October 14, 1998 between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command (Exhibit 10.9 to 10/98 10-Q).

       21.1   List of Subsidiaries.

       23.1   Consent of Arthur Andersen LLP, Independent Public Accountants.

       27.1   Financial Data Schedule.

      ----------
      * Incorporated by reference.

(b) Form 8-K Report Date - January 19, 1999 (Resignation of CEO) Items reported - Item 5. Other Events
                       Item 7.  Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April, 1999.

STEWART & STEVENSON SERVICES, INC.


By/S/ C. JIM STEWART II
   C. Jim Stewart, II
   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of April, 1999.

       /s/ C. Jim Stewart II                    /s/ J. Carsey Manning
       C. Jim Stewart II                        J. Carsey Manning
       Director and Chief Executive Officer     Director

       /s/ Donald E. Stevenson                  /s/ Jack T. Currie
       Donald E. Stevenson                      Jack T. Currie
       Director                                 Director

       /s/ Jack W. Lander, Jr.                  /s/ Brian H. Rowe
       Jack W. Lander, Jr.                      Brian H. Rowe
       Director                                 Director

       /s/ Robert S. Sullivan                   /s/ Khleber V. Attwell
       Robert S. Sullivan                       Khleber V. Attwell
       Director                                 Director

       /s/ John H. Doster                       ______________________________
       John H. Doster                           William R. Lummis
       Chief Financial Officer                  Director



       /s/ Darvin M. Winick                     ______________________________
       Darvin M. Winick                         Howard Wolf
       Director                                 Director


       /s/ Patrick G. O'Rourke
       Patrick G. O'Rourke
       Controller

EXHIBIT INDEX

      EXHIBIT NUMBER AND DESCRIPTION
-------------------------------------------
3.2   Bylaws.

4.2   Amendment to Loan Agreement.

4.3   Agreement and Second Amendment to Loan Agreement.

4.4   Agreement and Third Amendment to Loan Agreement.

4.5   Agreement and Fourth Amendment to Loan Agreement

4.6   Agreement and Fifth Amendment to Loan Agreement.

21.1  List of subsidiaries.

23.1  Consent of Arthur Andersen LLP, Independent Public Accountants.

27.1  Financial Data Schedule.