Form 10-Q
period 1999-05-01
STEWART & STEVENSON SERVICES INC
filed 1999-06-15
CIK 94328

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

  (Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended May 1, 1999

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


Common Stock, Without Par Value             27,984,035 Shares
            (Class)                 (Outstanding at May 10, 1999)


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson
Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position - May
1, 1999 and January 31, 1999.

Consolidated Condensed Statement of Earnings -- Fiscal
Quarter Ended May 1, 1999 and Three Months Ended April 30,
1998.

Consolidated Condensed Statement of Cash Flows -- Fiscal
Quarter Ended May 1, 1999 and Three Months Ended April 30,
1998.




Notes to Consolidated Condensed Financial Statements.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands)

                                                          May 1, 1999    January 31, 1999
                                                          -----------   ------------------
                                                          (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and equivalents                                    $  1,652           $ 12,959
   Accounts and notes receivable, net                       178,029            164,547
   Recoverable costs and accrued profits
      not yet billed                                         69,088             99,097
   Income tax receivable                                     48,002             48,596
   Inventories:
      Power Products                                        189,119            182,894
      Petroleum Equipment                                    35,586             40,560
      Other Business Activities                              45,881             40,222
      Excess of current cost over LIFO values               (48,570)           (48,474)
                                                           --------           --------
                                                            222,016            215,202
                                                           --------           --------
      TOTAL CURRENT ASSETS                                  518,787            540,401

PROPERTY, PLANT AND EQUIPMENT                               275,950            271,658
   Allowances for depreciation and
       amortization                                        (146,792)          (142,913)
                                                           --------           --------
                                                            129,158            128,745

DEFERRED INCOME TAX ASSETS                                    7,949              7,904

INVESTMENTS AND OTHER ASSETS                                 29,518             28,727
                                                           --------           --------
                                                           $685,412           $705,777
                                                           ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                           $ 27,192           $ 17,468
   Accounts payable                                          45,718             83,127
   Accrued payrolls and incentives                            9,279             17,123
   Current income taxes                                       3,331              2,931
   Current portion of long-term debt                         70,220             69,488
   Other current liabilities                                 94,520             95,349
                                                           --------           --------
      TOTAL CURRENT LIABILITIES                             250,260            285,486
                                                           --------           --------

COMMITMENTS AND CONTINGENCIES (SEE NOTE B)

LONG-TERM DEBT                                               98,699             83,530
DEFERRED INCOME TAXES                                            51                 43
ACCRUED POSTRETIREMENT BENEFITS                              13,528             13,019
DEFERRED COMPENSATION                                         2,866              3,336
SHAREHOLDERS' EQUITY
Common Stock, without par value, 100,000,000
  shares authorized; 27,984,035, shares issued
  at May 1, 1999 and January 31, 1999                        47,723             47,819
   Retained earnings                                        272,285            272,544
                                                           --------           --------
      TOTAL SHAREHOLDERS' EQUITY                            320,008            320,363
                                                           --------           --------
                                                           $685,412           $705,777
                                                           ========           ========

See accompanying notes to consolidated condensed financial statements.



STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(In thousands, except per share data)
                                             Fiscal Quarter    Three Months
                                                 Ended            Ended
                                              May 1, 1999     April 30, 1998
                                             ------------     --------------
                                               (Unaudited)
Sales                                           $188,911          $305,010
Cost of sales                                    159,050           273,976
                                                --------          --------
Gross profit                                      29,861            31,034

Selling and administrative expenses               25,491            18,731
Interest expense                                   3,451             3,150
Other income, net                                 (2,195)          (6,022)
                                                --------          --------
                                                  26,747            15,859
                                                --------          --------
Earnings before income taxes                       3,114            15,175
Income tax provision                               1,153             5,481
                                                --------          --------
Earnings of consolidated companies                 1,961             9,694
Equity in net earnings (loss) of
 unconsolidated affiliates                           159              (529)
                                                --------          --------
Net earnings                                      $2,120            $9,165
                                                ========          ========

Weighted average number of shares  of Common
Stock outstanding -
   Basic                                          27,984            31,976
   Diluted                                        27,984            32,035

Net earnings per share: Basic and Diluted           $.08              $.29
                                                ========          ========
Cash dividends per share                           $.085             $.085
                                                ========          ========

See accompanying notes to consolidated condensed financial statements.



STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)

                                             Fiscal Quarter    Three Months
                                                 Ended            Ended
                                               May 1,1999     April 30, 1998
                                             ------------     --------------
                                              (Unaudited)
Operating Activities
   Net earnings                                 $  2,120          $  9,165
   Adjustments to reconcile net earnings to
    net cash provided by (used in) operating
      activities:
       Accrued postretirement benefits               509                 5
       Depreciation and amortization               5,203             4,193
       Deferred income taxes, net                    (37)           (2,899)
       Change in operating assets and liabilities
         net of the effect of acquisition:
          Accounts and notes receivable, net     (13,482)          (13,467)
          Recoverable costs and accrued profits
           not yet billed                         30,009             3,833
          Inventories                             (6,814)            1,723
          Accounts payable                       (37,409)           (9,357)
          Accrued payrolls and incentives         (7,844)           (6,591)
          Current income taxes                       994             8,893
          Other current liabilities                 (829)             (907)
          Other-principally long-term assets
           and liabilities                          (819)           (1,999)
                                                --------          --------
   Net Cash Used In Operating Activities         (28,399)           (7,408)

Investing Activities
   Collection of receivable from sale of
     Gas Turbine Operations                           --           600,000
   Expenditures for property, plant and           (7,821)           (8,107)
     equipment Acquisition of businesses              --            (9,450)
   Disposal of property, plant and
     net equipment, net                            1,667               406
                                                --------          --------
   Net Cash Provided By (Used In) Investing
     Activities                                   (6,154)          582,849

Financing Activities
   Additions to long-term borrowings              16,234               483
   Payments on long-term borrowings                 (333)         (226,000)
   Net short-term borrowings (payments)            9,724           (34,507)
   Dividends paid                                 (2,379)           (2,683)
   Repurchase of common stock                         --           (57,060)
   Exercise of stock options                          --               615
                                                --------          --------
   Net Cash Provided By (Used In) Financing
     Activities                                   23,246          (319,152)
                                                --------          --------
Increase (decrease) in cash and equivalents      (11,307)          256,289
Cash and equivalents, February 1                  12,959            18,987
                                                --------          --------
Cash and equivalents, end of period             $  1,652          $275,276
                                                ========          ========
Supplemental disclosure of cash flow
information:
   Net cash paid during the period for:
     Interest payments                              $986              $258
     Income tax payments                            $419               $88


See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting
Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the quarter ended May 1, 1999 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2000.

The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's January 31, 1999 Form 10-K. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Interim results are subject to the final year-end LIFO inventory valuation.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1999" commenced on February 1, 1999 and ends on January 31, 2000. Beginning in Fiscal 1999, the Company began reporting results on the Fiscal Quarter method. Each of the first three fiscal quarters are exactly 13 weeks long, with the fourth fiscal quarter covering the remaining part of the fiscal year. The Company believes the fiscal quarters are comparable to the calendar quarters reported during Fiscal 1998, therefore, prior periods have not been restated.

As of January 31, 1998 the Company adopted, SFAS No. 128 Earnings per Share, which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if all securities or other contracts to issue common stock were exercised or converted into common stock. There were no stock options during Fiscal 1998, or the first quarter of Fiscal 1999, which were deemed to be dilutive.

The accompanying consolidated financial statements for Fiscal 1998 contain certain reclassifications to conform with the presentation used in Fiscal 1999.

Note B--Commitments and Contingencies

The Company's government contract operations are subject to U.S. Government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on government procurement regulations, under certain circumstances a contractor can be fined, as well as suspended or barred from government contracting. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation, and similar government agencies or otherwise receive the benefits of federal assistance programs during a suspension or debarment.

The Company is a party to an Administrative Agreement with the United States Air Force that imposes certain requirements on the Company intended to assure the U.S. Air Force that the Company is a responsible government contractor. Under this agreement, the Company has established and maintains an effective program to ensure compliance with applicable laws and the Administrative Agreement. The program provides employees with education and guidance regarding compliance and ethical issues, operates a means to report questionable practices on a confidential basis, and files periodic reports with the U.S. Air Force regarding the Company's business practices. A default by the Company of the requirements under the Administrative Agreement could result in the suspension or debarment of the Company from receiving any new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments. Any such suspension could also prevent the Company from receiving future modifications to the FMTV contract unless the Secretary of the Army finds a compelling need to enter into such modification. The Administrative Agreement expires pursuant to its term on March 19, 2001, but the Company intends to maintain compliance programs on a continuing basis.

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

The Company has guaranteed the project financing ($42.6 million at May 1, 1999) of a power generation plant in Argentina. Included in "Other accrued liabilities" at May 1, 1999 is a reserve of $22.6 million for the anticipated loss related to such guarantee. This estimated loss is predicated on projections of future events and realization value of the underlying collateral. The Company has amended the guarantee agreement with the project lender and has agreed to provide standby letters of credit (LOC's) in varying amounts between May 31, 1999 and June 30, 2000 totaling the entire outstanding balance of the project financing. Such LOC's may be drawn and applied in payment of the $42.6 million upon the earlier of an event of default or December 31, 2000.

The Company has provided certain guarantees in support of its customer's financing of purchases from the Company in the form of both residual value guarantees and debt guarantees. The maximum exposure of the Company related to guarantees at May 1, 1999 is $7 million, excluding the $42.6 million discussed above.

Note C:  Segment information

Financial information relating to industry segment is as follows:


                                                       Operating
                                       Sales            Profit
                                       -----            ------
Three months ended May 1, 1999
  Power Products                      $121,288         $  3,090
  Tactical Vehicle Systems               6,215            1,106
  Petroleum Equipment                   28,464            1,958
  Other Business Activities             32,944              836
                                      --------         --------
    Total                             $188,911         $  6,990
                                      ========         ========
Three months ended April 30, 1998
  Power Products                      $136,169         $  9,905
  Tactical Vehicle Systems             124,660            2,719
  Petroleum Equipment                   23,592            2,103
  Other Business Activities             20,589            1,496
                                      --------         --------
                                      $305,010         $ 16,223
    Total                             ========         ========

There have been no material changes in total assets by industry segment since January 31, 1999.

A reconciliation of operating profit to earnings (loss) from continuing operations before income taxes is as follows:


                                           Three Months Ending
                                           -------------------
                                     May 1, 1999     April 30, 1998
                                     -----------     ---------------


Operating profit                       $ 6,990          $16,223

Corporate expenses, net                   (756)          (2,690)

Non-operating interest income              331            4,792

Interest expense                        (3,451)          (3,150)
                                       -------          -------

Earnings before income taxes           $ 3,114          $15,175
                                       =======          =======

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

This discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's Form 10-K and notes thereto for the fiscal year ended January 31, 1999. The following discussion contains forward-looking statements which are based on assumptions such as timing, volume and pricing of customers' orders. In connection therewith, please see the cautionary statements contained therein, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of sales represented by certain items reflected in the Company's Consolidated Condensed Statement of
Earnings.

                                         Fiscal Quarter     Three Months
                                              Ended             Ended
                                           May 1,1999      April 30, 1998
                                           ----------      --------------
Sales                                         100.0%            100.0%
Cost of sales                                  84.2              89.8
                                              ------            ------
Gross profit                                   15.8              10.2

Selling and administrative expenses            13.5               6.2
Interest expense                                1.8               1.0
Other income, net                              (1.1)             (2.0)
                                              ------            ------
                                               14.2               5.2
                                              ------            ------

Earnings before income taxes                    1.6               5.0
Income tax provision                             .6               1.8
                                              ------            ------
Earnings of consolidated companies              1.0               3.2
Equity in net earnings of
 unconsolidated affiliates                      0.1               (.2)
                                              ------            ------
                                                1.1%             3.0%
                                              ======            ======

Sales for the first fiscal quarter of Fiscal 1999 decreased
38% to $189 million compared to sales of $305 million for the three months ended April 30, 1998.

The Power Products segment sales decreased $15 million (11%) in the first fiscal quarter of 1999 compared to the three months ended April 30, 1998. This segment continues to be adversely impacted by lower equipment, parts and services sales in the petroleum sensitive branches resulting from depressed oil prices.


The Tactical Vehicle Systems segment (TVS) sales decreased
$118 million (94%) for the first fiscal quarter of 1999 compared to the three months ended April 30, 1998. Most of the production associated with the original contracts was completed as of January 31, 1999, and production on the follow-on contract is scheduled to begin in the third quarter of 1999.

The Petroleum Equipment segment sales increased $5 million
(21%) in the first fiscal quarter of 1999 compared to the three months ended April 30, 1998. Increased sales and lower margins on marine riser products and a decrease in higher margin equipment sales, which remained depressed particularly in the U.S. market, contributed to lower profits.

Other business activities not identified in a specific segment include airline ground support equipment and the fabrication and leasing of gas compression equipment. Sales for the quarter totaled $33 million, with most of the $12 million increase from last year occurring in the airline ground support equipment business. This increase results from the recent acquisition of Tug Manufacturing Corporation. First quarter 1999 operating profits totaled $.8 million versus $1.5 million a year ago. Airline profits were adversely impacted by new product development costs and gas compression continues in a start-up mode.

The gross profit margin rate of 15.8% for the first fiscal quarter of 1999 was higher than the 10.2% gross profit margin rate for the three months ended April 30, 1998, largely due to high volume, low margin TVS sales during the first quarter of 1998. Excluding TVS, gross profit margin rates were 16.0% in 1999 and 16.1% in 1998.

The increase in selling and administrative expenses from $19 million for three months ended April 30, 1998 to $25 million for the first fiscal quarter of 1999 resulted from business acquisitions and startups in Fiscal 1998.

Interest expense increased 10% for the first fiscal quarter of 1999 as compared to the three months ended April 30, 1998, primarily as a result of increased levels of short term borrowings. Other income decreased to $2.2 million in the first fiscal quarter of 1999 compared to $6.0 million for the three months ended April 30, 1998. Other income for the three months ended April 30, 1998 included interest income from the short-term investment of proceeds from the sale of the Company's Gas Turbine Operations.

Net income from operations of $2.1 million ($.08 per share) was recorded for the fiscal period ended May 1, 1999 as compared to net earnings of $9.2 million ($.29 per share) for the three months ended April 30, 1998.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at May 1, 1999 and at the close of Fiscal 1998 were as follow:

--------------------------------------------------------------------------
                                       May 1, 1999  January 31, 1999
--------------------------------------------------------------------------
                                           (Dollars in millions)
Tactical Vehicle Systems                 $  990.8     $  991.7
Power Products                               70.4         69.9
Petroleum Equipment                          24.9         38.6
All Other                                    37.3         17.9
                                         --------     --------
                                         $1,123.4     $1,118.1
                                         ========     ========


Unfilled orders of the Tactical Vehicle Systems segment at May 1, 1999 consisted principally of the four year follow-on contract awarded in October 1998 by the United States
Department of the Army to manufacture medium tactical vehicles.

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment of $7.8
million for the period ended May 1, 1999 included $5.4
million in revenue earning assets, and decreased from $8.1 million for the same period in Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity included cash and equivalents, cash from operations, amounts available under credit facilities and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends and other financial commitments. During Fiscal 1999 the Company anticipates a reduction in current liabilities, due to the scheduled repayment of $60 million of senior debt, and the performance under a government directed change to previously produced FMTV trucks projected to cost approximately $40 million. The Company has provided $23 million, as a current liability, for its probable partial performance under a guarantee, although no demand for performance has been received. (See Note B -- Commitments and Contingencies and Note 7 to the consolidated financial statements for Fiscal 1998 included in Form 10-K.) The Company has in place an unsecured revolving credit facility that could provide up to approximately $150 million, of which $135 million was available at May 1, 1999, but subject to certain limitations as a result of modifications made effective January 31, 1999. (See Note 9 to the consolidated financial statements for Fiscal 1998 included in Form 10-K). This revolving facility matures during Fiscal 2001.

The Company has additional banking relationships which provide uncommitted borrowing arrangements. In the event that any acquisition of additional operations, growth in existing operations, settlements of other lawsuits or disputes, changes in inventory levels, new capital investments, accounts receivable or other working capital items create a permanent need for working capital or capital expenditures in excess of the existing cash and cash equivalents and committed lines of credit, the Company may seek to borrow under other long-term financing sources or curtail certain activities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements that are based on current expectations, estimates, and projections about the markets and industries in which the Company operates, management's beliefs, and assumptions made by management. These forward-looking statements are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future factors include risks associated with newly acquired businesses; increasing price and product/service competition by foreign and domestic competitors; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; reliance on large customers; technological, implementation and cost/financial risks in use of large, multi-year contracts; the cyclical nature of the markets served; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amount, at the times and on the terms required to support the Company's business; and the risk of cancellation or adjustments of specific orders and termination of significant government programs. These are representative of the future factors that could affect the outcome of forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, rates of inflation and currency exchange rate fluctuations and other future factors.

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

During Fiscal 1998, the Company was awarded a new multi-year contract that will extend production of the FMTV into 2002 (or 2003 if the government exercises its option to purchase additional vehicles). The funding of the new FMTV contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contract must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. As of May 1, 1999, funding in the amount of $315 million for the new FMTV contract had been authorized and appropriated by the U.S. Congress. If the new FMTV contract is terminated other than for default, the FMTV contracts provide for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

The Company's government contract operations are subject to U.S. Government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on government procurement regulations, under certain circumstances a contractor can be fined, as well as suspended or barred from government contracting. The Company would also be unable to sell equipment and services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation, and similar government agencies or otherwise receive the benefits of federal assistance payments during a suspension or debarment.

The Company is a party to an Administrative Agreement with the United States Air Force that imposes certain requirements on the Company intended to assure the U.S. Air Force that the Company is a responsible government contractor. Under this agreement, the Company has established and maintains an effective program to ensure compliance with applicable laws and the Administrative Agreement. The program provides employees with education and guidance regarding compliance and ethical issues, operates a means to report questionable practices on a confidential basis, and files periodic reports with the U.S. Air Force regarding the Company's business practices. A default by the Company of the requirements under the Administrative Agreement could result in the suspension or debarment of the Company from receiving any new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments. Any such suspension could also prevent the Company from receiving future modifications to the FMTV contract unless the Secretary of the Army finds a compelling need to enter into such modification. The Administrative Agreement expires pursuant to its term on March 19, 2001, but the Company intends to maintain compliance programs on a continuing basis.

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

The Company has established a team to address the potential impacts of the year 2000 on each of its critical business functions. The team has concluded its assessment of the Company's critical date-sensitive technology, including its information systems, computer equipment and other systems used in its various operations, and is now in the process of making the required modifications to or replacing these systems to be year 2000 compliant. The modification costs are expected to be approximately $2 million. The majority of these costs are attributable to the purchase of new computer equipment. The required modifications and most related testings are expected to be completed by July 31, 1999, and most related testings are expected to be completed by August 31, 1999. The Company's contingency plan for any non-compliant systems will be developed for each particular system if, and as, they are identified. Systems modification costs are being expensed as incurred. Costs associated with new equipment are being capitalized and will be amortized over the life of the product.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

      27.1   Financial Data Schedule

(b)  Reports on Form 8-K:

(c) A report on Form 8-K was filed with the Commission on April 1, 1999, reporting the results for the Company's fourth quarter and fiscal year 1998.

A report on Form 8-K was filed with the Commission on April 20, 1999, reporting the Company's dividend and announcing its new chief executive officer.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of June, 1999.

STEWART & STEVENSON SERVICES, INC.




      By:  /s/ John H. Doster
      John H. Doster
      Senior Vice President and Chief Financial Officer
      (as principal financial officer and authorized officer)


      By:  /s/ Patrick G. O'Rourke
      Patrick G. O'Rourke
      Controller and Chief Accounting Officer
      (as chief accounting officer)

EXHIBIT INDEX

 Exhibit Number and Description

       27.1  Financial data schedule.