Form 10-Q
period 1999-07-31
STEWART & STEVENSON SERVICES INC
filed 1999-08-31
CIK 94328

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

  (Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 31, 1999

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


Common Stock, Without Par Value             27,992,203 Shares
            (Class)                 (Outstanding at August 25, 1999)



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson
Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statements of Financial Position --
July 31, 1999 and January 31, 1999.

Consolidated Condensed Statements of Earnings -- Six
Months and Three Months Ended July 31, 1999 and 1998.

Consolidated Condensed Statements of Cash Flows -- Six
Months and Three Months Ended July 31, 1999 and 1998.


Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In thousands)

                                                July 31, 1999   January 31, 1999
                                                -------------   ----------------
                                                  (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                    $    2,181          $  12,959
   Accounts and notes receivable, net              185,095            164,547
   Recoverable costs and accrued profits
      not yet billed                                34,847             99,097
   Income tax receivable                            34,664             48,596
   Inventories:
      Power Products                               175,047            182,894
      Petroleum Equipment                           25,547             40,560
      Other Business Activities                     53,615             40,222
      Excess of current cost over LIFO values     (48,718)            (48,474)
                                                 ---------          ---------
                                                   205,491            215,202
                                                 ---------          ---------
      TOTAL CURRENT ASSETS                         462,278            540,401

PROPERTY, PLANT AND EQUIPMENT                      277,687            271,658
   Allowances for depreciation and
       amortization                               (151,036)          (142,913)
                                                 ---------          ---------
                                                   126,651            128,745

DEFERRED INCOME TAX ASSETS                           8,098              7,904
INVESTMENTS AND OTHER ASSETS                        33,927             28,727
                                                 ---------          ---------
                                                  $630,954           $705,777
                                                 =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                 $  25,546          $  17,468
   Accounts payable                                 56,975             83,127
   Accrued payrolls and incentives                  13,818             17,123
   Current income taxes                              2,931              2,931
   Current portion of long-term debt                23,902             69,488
   Other current liabilities                        91,819             95,349
                                                 ---------          ---------
      TOTAL CURRENT LIABILITIES                    214,991            285,486
                                                 ---------          ---------

COMMITMENTS AND CONTINGENCIES

LONG-TERM DEBT                                      78,749             83,530
DEFERRED INCOME TAXES                                   66                 43
ACCRUED POSTRETIREMENT BENEFITS                     13,735             13,019
DEFERRED COMPENSATION                                2,782              3,336
SHAREHOLDERS' EQUITY
   Common Stock, without par value, 100,000,000
     shares authorized; 27,992,203 and 27,984,035
     shares issued at July 31, 1999 and January     47,722             47,819
     31, 1999, respectively
   Retained earnings                               272,909            272,544
                                                 ---------          ---------
      TOTAL SHAREHOLDERS' EQUITY                   320,631            320,363
                                                 ---------          ---------
                                                  $630,954           $705,777
                                                 =========          =========
See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands, except per share data)
                                        -------------------------      ------------------------
                                              Six Months Ended              Three Months Ended
                                                  July 31,                       July 31,
                                        -------------------------      ------------------------
                                            1999           1998           1999           1998
                                            ----           ----           ----           ----
                                                (Unaudited)                   (Unaudited)
Sales                                   $389,551         $628,549       $200,640       $323,539
Cost of sales                            328,410          565,775        169,360        291,799
                                       ---------        ---------      ---------      ---------
Gross profit                              61,141           62,774         31,280         31,740

Selling and administrative expenses       50,265           38,695         24,774         19,964
Interest expense                           6,710            5,956          3,259          2,806
Other income, net                         (3,439)         (10,230)        (1,244)        (4,208)
                                       ---------        ---------      ---------      ---------
                                          53,536           34,421         26,789         18,562
                                       ---------        ---------      ---------      ---------
Earnings before income taxes               7,605           28,353          4,491         13,178
Income tax provision                       2,816           10,295          1,663          4,814
                                       ---------        ---------      ---------      ---------
Earnings of consolidated companies         4,789           18,058          2,828          8,364
Equity in net earnings (loss) of
  unconsolidated  affiliates                 334             (456)           175             73
                                       ---------        ---------      ---------      ---------
Net earnings                            $  5,123         $ 17,602       $  3,003       $  8,437
                                       =========        =========      =========      =========
Weighted average shares
outstanding:
   Basic                                  27,986           30,046         27,989         28,178
   Diluted                                28,010           30,137         28,086         28,178

Earnings per share:
  Basic                                     $.18             $.59           $.11           $.30
  Diluted                                    .18              .59            .11            .30

Cash dividends per share                    $.17             $.17          $.085          $.085
                                            ====             ====           ====           ====


See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
                                              ------------------------      ------------------------
                                                   Six Months Ended              Three Months Ended
                                                       July 31,                      July 31,
                                              ------------------------      ------------------------
                                                   1999         1998           1999             1998
                                                   ----         ----           ----             ----
                                                     (Unaudited)                    (Unaudited)
Operating Activities
   Net earnings                               $  5,123        $ 17,602      $   3,003       $  8,437
   Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities:
       Accrued postretirement benefits             716            (190)           207           (195)
       Depreciation and amortization            10,826           9,963          5,623          5,770
       Deferred income taxes, net                 (171)         (2,899)          (134)             -
       Change in operating assets and
       liabilities, net of the effect of
       acquisition:
          Accounts and notes receivable, net   (20,548)         42,347         (7,066)        55,814
          Recoverable costs and accrued
           profits not yet billed               64,250          (6,713)        34,241        (10,546)
          Inventories                            9,711         (14,433)        16,525        (16,156)
          Accounts payable                     (29,457)        (14,378)        15,796          1,570
          Current income taxes, net             13,932         (30,739)        12,938        (39,632)
          Other current liabilities             (3,530)        (24,761)        (2,701)       (23,854)
          Other-principally long-term
           assets and liabilities               (5,851)          4,536         (5,032)         6,535
                                              --------        --------       --------       --------
   Net Cash Provided By (Used In)
    Operating Activities                        45,001        (19,665)         73,400        (12,257)

Investing Activities
   Collection of receivable from sale of
     Gas Turbine Operations                          -        600,000               -              -
   Expenditures for property, plant and
     equipment                                 (16,685)       (15,633)         (8,864)        (7,526)
   Acquisition of businesses                         -        (18,750)              -         (9,300)
   Disposal of property, plant and
    equipment, net                               7,953            665           6,286            259
                                              --------       --------        ---------     ---------
   Net Cash (Used In) Provided By               (8,732)       566,282          (2,578)       (16,567)
    Investing Activities

Financing Activities
   Additions to long-term borrowings            16,234              -               -              -
   Payments on long-term borrowings            (66,601)      (226,124)        (66,268)          (607)
   Net short-term borrowings (payments)          8,078        (34,178)         (1,646)           329
   Dividends paid                               (4,758)        (5,001)         (2,379)        (2,318)
   Repurchase of common stock                        -       (120,000)              -        (62,940)
   Exercise of stock options                         -            589               -            (26)
                                              --------       --------        --------       --------
   Net Cash Used In Financing Activities       (47,047)      (384,714)        (70,293)       (65,562)
                                              --------       --------        --------       --------
(Decrease) increase in cash and cash
 equivalents                                   (10,778)       161,903             529       (94,386)
Cash and cash equivalents, beginning of
 period                                         12,959         18,987           1,652        275,276
                                              --------       --------        --------       --------
Cash and cash equivalents, end of period      $  2,181       $180,890        $  2,181       $180,890
                                              ========       ========        ========       ========
Supplemental disclosure of cash flow
information:
   Net cash paid during the period for:
     Interest payments                        $  7,162     $   4,922         $  6,176       $  4,664
     Income tax payments                           733     $  44,877              314         44,789

See accompanying notes to consolidated condensed financial statements.


STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note  A--Basis of Presentation and Significant  Accounting
Policies

The    accompanying   consolidated   condensed   financial
statements have been prepared in accordance with Rule  10-
01  of  Regulation  S-X  for interim financial  statements
required  to  be  filed with the Securities  and  Exchange
Commission   and  do  not  include  all  information   and
footnotes   required  by  generally  accepted   accounting
principles  for  complete financial statements.   However,
the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the six months ended July 31, 1999 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2000.

The  accounting  policies  followed  by  the  Company   in
preparing   interim   consolidated   condensed   financial
statements  are similar  to  those described in the "Notes
to Consolidated  Financial   Statements"  in the Company's
January  31,  1999 Form  10-K.   An  actual  valuation  of
inventory  under  the LIFO method can be made only  at the
end of each year based on the inventory levels  and  costs
at  that   time.  Accordingly, interim  LIFO  calculations
are based on management's estimates of expected year-end inventory levels and costs. Interim results are subject to the final year-end LIFO inventory valuation.

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

As  of January 31, 1998, the Company adopted Statement  of
Financial  Accounting Standards ("SFAS") No. 128  Earnings
per  Share, which specifies the computation, presentation,
and   disclosure  requirements  for  earnings  per   share
("EPS").   It  replaces the presentation  of  primary  and
fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if all securities or other contracts to issue common stock were exercised or converted into common stock.

The    accompanying   consolidated   condensed   financial
statements    for    Fiscal    1998    contain     certain
reclassifications to conform with the presentation used in Fiscal 1999.

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

The Company is a party to an Administrative Agreement with
the   United   States  Air  Force  that  imposes   certain
requirements  on the Company intended to assure  the  U.S.
Air  Force  that  the Company is a responsible  government
contractor.    Under  this  agreement,  the  Company   has
established and maintains an effective program  to  ensure
compliance  with  applicable laws and  the  Administrative
Agreement.  The program provides employees with  education
and  guidance  regarding compliance  and  ethical  issues,
operates  a  means to report questionable practices  on  a
confidential  basis, and files periodic reports  with  the
U.S. Air Force regarding the Company's business practices.
A  default  by the Company of the requirements  under  the
Administrative Agreement could result in the suspension or
debarment  of the Company from receiving any new contracts
or  subcontracts with agencies of the U.S.  Government  or
the  benefit  of  federal assistance payments.   Any  such
suspension  could also prevent the Company from  receiving
future  modifications to the Family of  Military  Tactical
Vehicles  ("FMTV") contract unless the  Secretary  of  the
Army   finds  a  compelling  need  to  enter   into   such
modification.   The   Administrative   Agreement   expires
pursuant to its term on March 19, 2001, but the Company intends to maintain compliance programs on a continuing basis.

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

The  Company  has guaranteed the project financing  ($42.6
million  at July 31, 1999) of a power generation plant  in
Argentina. Included in "Other accrued liabilities" at July
31, 1999 is a reserve of $22.6 million for the anticipated
loss  related to such guarantee.  This estimated  loss  is
predicated on projections of future events and realization
value  of  the  underlying collateral.   The  Company  has
amended the guarantee agreement with the project lender and has agreed to provide standby letters of credit
(LOC's)  in varying amounts between May 31, 1999 and  June
30, 2000 totaling the entire outstanding balance of the project financing ($15.4 million had been provided as of July 31, 1999). Such LOC's may be drawn and applied in payment of the $42.6 million upon the earlier of an event of default or December 31, 2000.

The Company has provided certain guarantees in support  of
its customers' financing of purchases from the Company  in
the  form  of  both  residual value  guarantees  and  debt
guarantees.   The maximum exposure of the Company  related
to guarantees at July 31, 1999 is $6 million, excluding the $42.6 million discussed above.

Note C:  Earnings per share (unaudited)

Reconciliation of the numerators and denominators of the basic and diluted EPS computation is as follows (in thousands, except per share data):

                                              ---------------------           --------------------
                                                 Six Months Ended              Three Months Ended
                                                     July 31,                       July 31,
                                              ---------------------           --------------------
                                              1999             1998           1999          1998
                                              ----             ----           ----          ----
Basic Earnings Per Share
  Net earnings                                $ 5,123        $17,602        $ 3,003        $ 8,437

  Weighted Average Shares Outstanding          27,986         30,046         27,989         28,178
                                              -------        -------      ---------      ---------
    Basic Earnings Per Share                     $.18           $.59           $.11           $.30
                                                 ====           ====           ====           ====


                                               -------------------             -------------------
                                                 Six Months Ended               Three Months Ended
                                                     July 31,                        July 31,
                                               -------------------             -------------------
                                               1999           1998             1999           1998
                                               ----           ----             ----           ----
Diluted Earnings Per Share
  Net earnings                                $ 5,123        $17,602          $ 3,003        $ 8,437

  Weighted Average Shares Outstanding          27,986         30,046           27,989         28,178
  Shares Issuable from Assumed
   Conversion of Common Stock                      24             91               97              -
                                              -------        -------          -------        -------
  Weighted Average Shares Outstanding,
   as adjusted                                 28,010         30,137           28,086          28,178
                                              -------        -------           ------         -------
    Diluted Earnings Per Share                   $.18           $.59             $.11            $.30
                                                 ====           ====             ====            ====

Note D:  Segment information (unaudited)

Financial information relating to industry segment is as follows (in thousands):

                                                    Sales                    Operating Profit (Loss)
                                                    -----                    -----------------------
                                             1999             1998             1999           1998
                                             ----             ----             ----           ----
Six months ended July 31,
  Power Products                            $266,197         $273,829       $ 10,791       $ 20,073
  Tactical Vehicle Systems                    12,033          263,848          3,143          5,777
  Petroleum Equipment                         52,112           51,122          3,649          4,485
  Other Business Activities                   59,209           39,750           (361)         1,444
                                            --------         --------       --------       --------
    Total                                   $389,551         $628,549       $ 17,222       $ 31,779
                                            ========         ========       ========       ========
Three months ended July 31,
  Power Products                            $144,909         $137,661      $   7,701       $ 10,168
  Tactical Vehicle Systems                     5,818          139,188          2,037          3,058
  Petroleum Equipment                         23,648           27,530          1,691          2,382
  Other Business Activities                   26,265           19,160         (1,197)           (52)
                                            --------         --------      ---------       --------
    Total                                   $200,640         $323,539       $ 10,232       $ 15,556
                                            ========         ========       ========       ========

There have been no material changes in total assets by industry segment since January 31, 1999.

A reconciliation of operating profit to earnings before income taxes is as follows (in thousands):



                                             ----------------------             -------------------
                                                 Six Months Ended                Three Months Ended
                                                     July 31,                         July 31,
                                             ----------------------             -------------------
                                             1999              1998             1999           1998
                                             ----              ----             ----           ----

Operating profit                             $17,222          $31,779        $10,232        $15,556

Corporate expenses, net                       (2,936)          (4,535)        (2,484)        (2,414)

Non-operating interest income                     29            7,065              2          2,842

Interest expense                              (6,710)          (5,956)        (3,259)        (2,806)
                                            --------          -------        -------        -------

Earnings before income taxes                 $ 7,605          $28,353        $ 4,491        $13,178
                                             =======          =======        =======        =======




Item  2.   Management's Discussion  and  Analysis  of
           Financial Condition and Results of Operations

This  discussion  should be read in conjunction  with  the
attached  consolidated condensed financial statements  and
notes  thereto, and with the Company's Form 10-K and notes
thereto  for the fiscal year ended January 31, 1999.   The
following discussion contains forward-looking statements which are based on assumptions such as timing, volume and pricing of customers' orders. In connection therewith, please see the cautionary statements contained herein and therein, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

RESULTS OF OPERATIONS

Sales  for  the three months ended July 31, 1999  ("Second
Quarter"),  totaled $200.6 million compared  to  sales  of
$188.9  million  for the three months ended  May  1,  1999
("First  Quarter") and $323.5 million for the same  period
in  1998.   Net  earnings from operations for  the  Second
Quarter totaled $3.0 million or $0.11 per basic and diluted share compared to net earnings of $2.1 million or $.08 per basic and diluted share for the First Quarter and $8.4 million or $0.30 per basic and diluted share a year ago.

The  Power  Products  segment, which  is  responsible  for
marketing  and  aftermarket support of  a  wide  range  of
industrial  equipment, recorded Second  Quarter  sales  of
$144.9  million compared to $121.3 million  in  the  First
Quarter  and $137.7 million for the same period  in  1998.
Operating  profit for the Power Products  segment  totaled
$7.7  million  for  the Second Quarter  compared  to  $3.1
million in the First Quarter and $10.2 million a year ago.
Depressed  oil  prices  last year and  earlier  this  year
continue to have an adverse impact on equipment parts  and
service  sales  in selected geographic markets.   However,
the Power Products segment experienced improved earnings at four West Coast branches and from the IPSC Co.
acquisition, as well as benefits from remedial actions taken earlier this year at other locations.

The Petroleum Equipment segment manufactures equipment for
oil  and gas exploration, production, and well stimulation
industries.  Sales for this segment totaled $23.6  million
for  the Second Quarter compared to $28.5 million  in  the
First  Quarter  and  $27.5 million last  year.   Operating
profit  for  Petroleum Equipment totaled $1.7 million  for
the  Second Quarter compared to $2.0 million in the  First
Quarter  and  $2.4  million last year.   The  decrease  in
profits  resulted from increased sales  on   lower  margin
marine  riser  products, offset by a decrease  in  higher-
margin   equipment   sales,   which   remained   depressed
particularly in the U.S. market.

The  Tactical  Vehicle Systems segment, which manufactures
tactical  vehicles for the U.S. Army and others,  recorded
sales  of $5.8 million for the Second Quarter compared  to
$6.2  million  in the First Quarter and $139.2  million  a
year  ago.   Production  on  the  original  contract   was
completed as of January 31, 1999, and production on the follow-on contract is anticipated to start in the third quarter of Fiscal 1999. Operating profit for the Second
Quarter of 1999 amounted to $2.0 million, compared to $1.1 million in the First Quarter and $3.1 million a year ago, and was largely comprised of reductions to estimated costs to complete the original truck contract.

Other  business activities not identified  in  a  specific
segment  include airline ground support equipment and  the
fabrication  and  leasing  of gas  compression  equipment.
Sales  totaled  $26.3  million  for  the  Second  Quarter,
compared  to  $19.2 million for the same period last year.
Most  of the  $7.1  million  increase occurred  in  airline
ground support equipment, associated with the  acquisition
of Tug Manufacturing Corporation ("Tug") in December 1998.
A  Second  Quarter  operating  loss of $1.2 million versus
$0.1  million  loss  a  year  ago  resulted primarily from
expenses related to airline ground support product develop-
ment and  start  up  of  the  gas  compression   business,
partially offset by higher sales  and   margins associated
with  the  Tug acquisition.

Interest  income earned on proceeds from the sale  of  Gas
Turbine  Operations to General Electric  Company  for  the
second  quarter and first six months of 1998 totaled  $2.8
million and $7.0 million, respectively.

Net  cash provided by operating activities for the  Second
Quarter totaled $73.4  million,  largely  resulting   from
a comprehensive asset reduction initiative. Total debt decreased $67.9 million during the Second Quarter.

UNFILLED ORDERS

The  Company's unfilled orders consist of written purchase
orders,  letters  of intent, and oral commitments.   These
unfilled  orders are generally subject to cancellation  or
modification  due  to  customer  relationships  or   other
conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders as of July 31, 1999 and January 31, 1999 were as follows (in millions):

                                           -------------   ----------------
                                           July 31, 1999   January 31, 1999
                                           -------------   ----------------

Tactical Vehicle Systems                        $986.1          $991.7
Power Products                                    79.3            69.9
Petroleum Equipment                               18.8            38.6
All Other                                         41.2            17.9
                                              --------        --------
                                              $1,125.4        $1,118.1
                                              ========       =========

Unfilled orders of the Tactical Vehicle Systems segment at July 31, 1999 consisted principally of the four year follow-on contract awarded in October 1998 by the United
States Department of the Army to manufacture medium tactical vehicles.

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment was $8.9 million for the Second Quarter, an increase from $7.5 million for the same period in Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The  Company's  sources of liquidity include cash and cash
equivalents, cash from operations, amounts available under
credit  facilities  and other external sources  of  funds.
The Company believes that these sources are sufficient  to
fund  the current requirements of working capital, capital
expenditures,  dividends and other financial  commitments.
During   the  six  months  ended  July  31,  1999  current
liabilities decreased by $70.5 million.  The repayment  of
$60 million of senior debt and a $26.2 million decline  in
"Accounts  payable"  were  the key  contributors  to  this
decrease.   Total debt decreased by $42.3  million  during
the  six  months ending July 31, 1999.    The Company  has
provided  $22.6 million, as a current liability,  for  its
probable  partial performance under a guarantee,  although
no demand for performance has been received. (See Note B -
-   Commitments  and  Contingencies  and  Note  7  to  the
consolidated financial statements for Fiscal 1998 included
in  Form  10-K.)  The  Company has in place  an  unsecured
revolving  credit  facility  that  could  provide  up   to
approximately $150 million, net of a $25 million letter of
credit facility, of which $110 million  was  available  at
July  31,  1999, but subject to certain limitations  as  a
result  of modifications made effective January 31,  1999.
(See  Note 9 to the consolidated financial statements  for
Fiscal  1998  included  in  Form  10-K.)   This  revolving
facility matures during Fiscal 2001.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Statements

This  Management's  Discussion and Analysis  of  Financial
Condition and Results of Operations and other sections  of
this  quarterly report contain forward-looking  statements
that  are  based  on current expectations,  estimates  and
projections about the markets and industries in which  the
Company  operates, management's  beliefs  and  assumptions
made by management.  These forward-looking statements  are
made pursuant to the Safe Harbor Provisions of the Private
Securities   Litigation  Reform  Act   of   1995.    These
statements  are  not guarantees of future performance  and
involve   certain  risks,  uncertainties  and  assumptions
("future   factors")  which  are  difficult  to   predict.
Therefore,   actual  outcomes  and  results   may   differ
materially  from what is expressed or forecasted  in  such
forward-looking  statements.  The  Company  undertakes  no
obligation   to   update  publicly   any   forward-looking
statements, whether as a result of new information, future events or otherwise.

Future   factors  include  risks  associated  with   newly
acquired  businesses; increasing price and product/service
competition  by  foreign and domestic  competitors;  rapid
technological  developments and changes;  the  ability  to
continue   to  introduce  competitive  new  products   and
services  on a timely, cost effective basis;  the  mix  of
products/services;  the achievement  of  lower  costs  and
expenses;  reliance  on  large  customers;  technological,
implementation and cost/financial risks in use  of  large,
multi-year  contracts; the cyclical nature of the  markets
served;  the outcome of pending and future litigation  and
governmental  proceedings  and continued  availability  of
financing,  financial instruments and financial  resources
in  the amount, at the times and on the terms required  to
support   the   Company's  business;  the  assessment   of
unanticipated  taxes  by foreign or domestic  governmental
authorities  and  the risk of cancellation or  adjustments
of   specific    orders  and  termination  of  significant
government  programs.   These are  representative  of  the
future factors that could affect the outcome of  forward-
looking statements.  In addition,  such  statements  could
be  affected by  general  industry  and market  conditions
and  growth  rates,  general domestic  and   international
conditions including interest rates, rates of inflation and currency exchange rate fluctuations and other future factors.

Government Contracting Factors

Major  contracts for military systems are  performed  over
extended  periods of time and are subject  to  changes  in
scope   of   work   and   delivery   schedules.    Pricing
negotiations   on  changes  and  settlement   of   claims,
including  claims for additional taxes, often extend  over
prolonged   periods  of  time.   The  Company's   ultimate
profitability on such contracts will depend not only  upon
the  accuracy of the Company's cost projections, but  also
the  eventual  outcome  of  an  equitable  settlement   of
contractual  issues  with  the  U.S.  Government.  Due  to
uncertainties  inherent  in  the  estimation   and   claim
negotiation  process,  no assurances  can  be  given  that
management's  estimates  will be accurate,  and  variances
between  such  estimates  and  actual  results  could   be
material. Furthermore, during the course of the contract, the Company may be required to make certain payments which it believes are recoverable under the contract from the U.S. Government or its vendors. To the extent that such amounts are not actually recovered, results under the contract could be materially adversely affected.

During  Fiscal 1998, the Company was awarded a new  multi-
year contract that will extend production of the FMTV into
2002  (or  2003 if the government exercises its option  to
purchase  additional vehicles).  The funding  of  the  new
FMTV contract is subject to the inherent uncertainties  of
congressional appropriations.  As is typical of multi-year
defense  contracts,  the  FMTV  contract  must  be  funded
annually  by  the  Department  of  the  Army  and  may  be
terminated  at  any  time  for  the  convenience  of   the
government.  As of July 31, 1999, funding in the amount of
$315 million for the new FMTV contract had been authorized
and  appropriated by the U.S. Congress.  If the  new  FMTV
contract  is terminated other than for default,  the  FMTV
contracts  provide  for  termination  charges  that   will
reimburse  the  Company  for  allowable  costs,  but   not
necessarily all costs.

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

The   Company  has  established  a  team  to  address  the
potential impacts of the year 2000 on each of its critical
business functions.  The team has concluded its assessment
of   the  Company's  critical  date-sensitive  technology,
including its information systems, computer equipment  and
other  systems used in its various operations, and is  now
in  the process of making the required modifications to or
replacing  these systems to be year 2000  compliant.   The
modification  costs  are expected to be  approximately  $2
million.  The majority of these costs are attributable  to
the  purchase  of  new computer equipment.   The  required
modifications and most related testings are expected to be
completed by September 6, 1999, and most related  testings
are  expected to be completed by November 30,  1999.   The
Company's contingency plan for any non-compliant systems will be developed for each particular system if, and as, they are identified.

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

Item  4.  Submission  of Matters to  a  Vote  of  Security
Holders.

The Annual Meeting of Shareholders of the Company was held on June 8, 1999. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld and abstaining or not voting as to each matter.

Election of Directors

                                                                 Against or
                                                       For        Withheld
                                                       ---       ----------
Khleber V. Attwell                                23,188,602         404,236
Brian H. Rowe                                     22,304,071       1,288,767
Darvin M. Winick                                  23,224,275         368,563
Howard Wolf                                       23,221,575         371,263




                                                       For          Against         Abstained
                                                       ---          -------         ---------
Ratification of Accountants                        23,346,391         223,675         22,772



                                                       For          Against         Abstained
                                                       ---          -------         ---------
Shareholder Proposal to Declassify the Board        7,592,273      12,020,262         148,372



                                                       For          Against         Abstained
                                                       ---          -------         ---------
Shareholder Proposal to Maximize the Value of
the Company through Public Auction                  1,146,689      18,435,940         178,278


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


                                   SIGNATURES

Pursuant  to  the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of August, 1999.

STEWART & STEVENSON SERVICES, INC.


      By:  /s/ Michael L. Grimes
      Michael L. Grimes
      President and Chief Executive Officer


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