Form 10-Q
period 1999-10-30
STEWART & STEVENSON SERVICES INC
filed 1999-12-13
CIK 94328

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

  (Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 30, 1999

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


Common Stock, Without Par Value             27,992,203 Shares
            (Class)                 (Outstanding at November 22, 1999)

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statements of Financial Position -- October 30, 1999 and January 31, 1999.

Consolidated Condensed Statements of Earnings (Loss) -- Nine Months and Three Months Ended October 30, 1999 and October 31, 1998.

Consolidated Condensed Statements of Cash Flows -- Nine Months and Three Months Ended October 30, 1999 and October 31, 1998.




Notes to Consolidated Condensed Financial Statements.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(In thousands)
                                                                             ------------------          ------------------
                                                                              October 30, 1999            January 31, 1999
                                                                             ------------------          ------------------
                                                                                 (Unaudited)

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                       $19,935                    $12,959
   Accounts and notes receivable, net                                              198,041                    164,547
   Recoverable costs and accrued profits
      not yet billed                                                                 8,408                     99,097
   Income tax receivable                                                            32,587                     48,596
   Inventories:
      Power Products                                                               156,402                    182,894
      Petroleum Equipment                                                           25,277                     40,560
      Airline Products                                                              16,889                     10,079
      Other Business Activities                                                     41,838                     30,143
      Excess of current cost over LIFO values                                      (49,104)                   (48,474)
                                                                                 ------------               ------------
                                                                                   191,302                    215,202
                                                                                 ------------               ------------
      TOTAL CURRENT ASSETS                                                         450,273                    540,401

PROPERTY, PLANT AND EQUIPMENT                                                      279,314                    271,658
   Allowances for depreciation and
       amortization                                                               (155,828)                  (142,913)
                                                                                 ------------               ------------
                                                                                   123,486                    128,745

DEFERRED INCOME TAX ASSETS                                                           8,144                      7,904
INVESTMENTS AND OTHER ASSETS                                                        36,619                     28,727
                                                                                 ------------               ------------
                                                                                  $618,522                   $705,777
                                                                                 ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                                   $14,961                    $17,468
   Accounts payable                                                                 72,744                     83,127
   Accrued payrolls and incentives                                                  12,058                     17,123
   Current income taxes                                                              2,920                      2,931
   Current portion of long-term debt                                                 8,920                     69,488
   Other current liabilities                                                        86,145                     95,349
                                                                                 ------------               ------------
      TOTAL CURRENT LIABILITIES                                                    197,748                    285,486
                                                                                 ------------               ------------

COMMITMENTS AND CONTINGENCIES

LONG-TERM DEBT                                                                      78,436                     83,530
DEFERRED INCOME TAX LIABILITIES                                                         58                         43
ACCRUED POSTRETIREMENT BENEFITS                                                     13,794                     13,019
DEFERRED COMPENSATION                                                                2,846                      3,336
SHAREHOLDERS' EQUITY
   Common Stock, without par value, 100,000,000
     shares authorized; 27,992,203 and 27,984,035
     shares issued, respectively                                                    47,722                     47,819
   Retained earnings                                                               277,918                    272,544
                                                                                 ------------               ------------
      TOTAL SHAREHOLDERS' EQUITY                                                   325,640                    320,363
                                                                                 ------------               ------------
                                                                                  $618,522                   $705,777
                                                                                 ============               ============

See accompanying notes to consolidated condensed financial statements.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (LOSS)
(In thousands, except per share data)
                                                             ---------------------------------     --------------------------------
                                                                     Nine Months Ended                    Three Months Ended
                                                             ---------------------------------     --------------------------------
                                                               October 30,       October 31,          October 30,     October 31,
                                                                  1999              1998                 1999             1998
                                                             --------------   ----------------      -------------    --------------
                                                                      (Unaudited)                           (Unaudited)
Sales                                                            $624,267          $949,670             $234,716         $321,121
Cost of sales                                                     527,505           875,054              199,095          309,279
                                                             --------------    --------------      ---------------   --------------

Gross profit                                                       96,762            74,616               35,621           11,842

Selling and administrative expenses                                76,431            62,011               26,166           23,316
Interest expense                                                    8,812             8,868                2,102            2,912
Other income, net                                                  (3,778)          (13,097)                (339)          (2,867)
                                                             --------------    --------------      ---------------   --------------
                                                                   81,465            57,782               27,929           23,361
                                                             --------------    --------------      ---------------   --------------

Earnings (loss) from continuing operations
  before income taxes                                              15,297            16,834                7,692          (11,519)
Income tax provision (benefit)                                      5,673             5,960                2,857           (4,335)
                                                             --------------    --------------      ---------------   --------------
Earnings (loss) of consolidated companies                           9,624            10,874                4,835           (7,184)
Gain on sale of investment, net of tax provision of $846            2,746                 -                2,746                -
Equity in net earnings (loss) of
  unconsolidated  affiliates                                          142              (189)                (192)             267
                                                             --------------    --------------      ---------------   --------------

Net earnings (loss) from continuing operations                     12,512            10,685                7,389           (6,917)
Net loss from discontinued operations,
  net of tax benefit of $11,750                                         -           (20,000)                   -          (20,000)
                                                             --------------    --------------      ---------------   --------------

Net earnings (loss)                                               $12,512           $(9,315)             $ 7,389         $(26,917)
                                                             ==============    ==============      ===============   ==============

Weighted average shares outstanding:
   Basic:                                                          27,988            29,351               27,992           27,984
   Diluted:                                                        28,036            29,351               28,082           27,984

Earnings (loss) per share:
  Basic:
    Continuing operations                                           $0.45             $0.36                $0.26           $(0.25)
    Discontinued operations                                             -             (0.68)                   -            (0.71)
                                                             --------------    --------------      ---------------   --------------
                                                                    $0.45            $(0.32)               $0.26           $(0.96)
  Diluted:
    Continuing operations                                           $0.45             $0.36                $0.26           $(0.25)
    Discontinued operations                                             -             (0.68)                   -            (0.71)
                                                             --------------    --------------      ---------------   --------------
                                                                    $0.45            $(0.32)               $0.26           $(0.96)

Cash dividends per share                                           $0.255            $0.255               $0.085           $0.085
                                                             ==============    ==============      ===============   ==============

See accompanying notes to consolidated condensed financial statements.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
                                                                    -----------------------------        ---------------------------
                                                                         Nine Months Ended                  Three Months Ended
                                                                    -----------------------------        ---------------------------
                                                                     October 30,     October 31,          October 30,    October 31,
                                                                        1999            1998                 1999           1998
                                                                    ------------    -------------        ------------   ------------
                                                                             (Unaudited)                          (Unaudited)

Operating Activities
   Net earnings (loss) from continuing operations                     $ 12,512         $ 10,685             $ 7,389        $(6,917)
   Adjustments to reconcile net earnings(loss)to net cash
     provided by (used in) operating activities:
       Accrued postretirement benefits                                     775                -                  59            190
       Depreciation and amortization                                    15,895           14,046               5,069          4,083
       Deferred income taxes, net                                         (225)          (2,899)                (54)             -
       Loss on sale of business                                              -              243                   -            243
       Change in operating assets and liabilities,
         net of the effect of acquisition:
          Accounts and notes receivable, net                           (33,494)         (14,095)            (12,946)       (56,442)
          Recoverable costs and accrued profits not
           yet billed                                                   90,689          (40,146)             26,439        (33,433)
          Inventories                                                   23,900          (24,252)             14,189         (9,819)
          Accounts payable                                             (15,448)              41              14,009         14,419
          Current income taxes, net                                     15,998          (61,301)              2,066        (30,562)
          Other current liabilities                                     (9,204)         (20,969)             (5,674)         3,792
          Other--principally long-term assets and liabilities           (8,479)           2,546              (2,628)        (1,990)
                                                                    ------------    -------------        ------------   ------------
   Net Cash Provided By (Used In) Continuing Operations                 92,919         (136,101)             47,918       (116,436)
   Net Cash Provided By (Used In) Discontinued Operations                    -          516,000                   -        (84,000)
                                                                    ------------    -------------        ------------   ------------
   Net Cash Provided By (Used in) Operating Activities                  92,919          379,899              47,918       (200,436)

Investing Activities
   Expenditures for property, plant and equipment                      (24,690)         (23,612)             (8,005)        (7,979)
   Acquisition of businesses                                                 -          (19,951)                  -         (1,201)
   Proceeds from sale of business                                            -            4,600                   -          4,600
   Disposal of property, plant and equipment, net                       14,054            1,931               6,101          1,266
                                                                    ------------    -------------        ------------   ------------
   Net Cash Used In Investing Activities                               (10,636)         (37,032)             (1,904)        (3,314)

Financing Activities
   Additions to long-term borrowings                                    16,234           25,000                   -         25,000
   Payments on long-term borrowings                                    (81,896)        (226,459)            (15,295)          (335)
   Net short-term (payments) borrowings                                 (2,507)         (28,037)            (10,585)         6,141
   Dividends paid                                                       (7,138)          (7,380)             (2,380)        (2,379)
   Repurchase of common stock                                                -         (120,000)                  -              -
   Exercise of stock options                                                 -              759                   -            170
                                                                    ------------    -------------        ------------   ------------
   Net Cash (Used In) Provided By Financing Activities                 (75,307)        (356,117)            (28,260)        28,597

Increase (decrease) in cash and cash equivalents                         6,976          (13,250)             17,754       (175,153)
Cash and cash equivalents, beginning of period                          12,959           18,987               2,181        180,890
                                                                    ------------    -------------        ------------   ------------
Cash and cash equivalents, end of period                               $19,935          $ 5,737             $19,935        $ 5,737
                                                                    ------------    -------------        ------------   ------------

Supplemental  disclosure of cash flow information:
   Net cash paid during the period for:
     Interest payments                                                 $ 7,775          $ 7,308             $   613       $  2,386
     Income tax payments                                               $ 2,609          $ 5,483             $ 1,876       $ 30,606
   Non-cash investing activities:
     Issuance of notes receivable in sale of investment                $ 4,224          $     -             $ 4,224       $      -

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A--Basis of Presentation and Significant Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the nine months ended October 30, 1999 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2000.

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

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1999" commenced on February 1, 1999 and ends on January 31, 2000. In Fiscal 1999, the Company began reporting results on the Fiscal Quarter method. Each of the first three fiscal quarters are exactly 13 weeks long, with the fourth fiscal quarter covering the remaining part of the fiscal year. The Company believes the fiscal quarters are comparable to the calendar quarters reported during Fiscal 1998, therefore prior periods have not been restated.

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

The Company is a party to an Administrative Agreement with the United States Air Force that imposes certain requirements on the Company intended to assure the U.S. Air Force that the Company is a responsible government contractor. Under this agreement, the Company has established and maintains an effective program to ensure compliance with applicable laws and the Administrative Agreement. The program provides employees with education and guidance regarding compliance and ethical issues, operates a means to report questionable practices on a confidential basis, and files periodic reports with the U.S. Air Force regarding the Company's business practices. A default by the Company of the requirements under the Administrative Agreement could result in the suspension or debarment of the Company from receiving any new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments. Any such suspension could also prevent the Company from receiving future modifications to the Family of Military Tactical Vehicles ("FMTV") contract unless the Secretary of the Army found a compelling need to enter into such modification. The Administrative Agreement expires pursuant to its term on March 19, 2001, but the Company intends to maintain compliance programs on a continuing basis.

During Fiscal 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show. The Company has been advised that the U.S. Customs Service and the Department of Justice are investigating potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems, and firearms. Such investigation could result in criminal, civil, or administrative sanctions against the Company and/or individual employees and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments.

Most of the production under the original FMTV contract was completed as of January 31, 1999. Revenues and profits realized on the original FMTV contracts are based on the Company's estimates of total contract sales value and costs at completion. Stewart & Stevenson has incurred significant cost overruns and delivery schedule delays on the original FMTV contracts which the Company believes are primarily due to the government's decision to delay the testing of trucks and other government directed changes to the contracts. In addition, the Company has been directed by the U.S. Army to undertake certain changes to the drive train of all vehicles produced under the first FMTV contract. The Company has and will continue to submit Requests for Equitable Adjustments or claims, seeking increases in the FMTV contract price for those additional costs that relate to government caused changes and delays. In connection with the original FMTV contract, the Company has expensed the costs associated with $48 million in claims relating to program delays and changes, and has fully reserved $40 million related to drive train changes. It is not possible to estimate the amount, if any, that the Company will recover under such Requests for Equitable Adjustments or claims and any future recovery of these amounts will be treated as income in the period in which the matter is resolved.

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

The Company has guaranteed the project financing ($42.6 million at October 30, 1999) of a power generation plant in Argentina. Included in "Other accrued liabilities" at October 30, 1999 is a reserve of $22.6 million for the anticipated loss related to such guarantee. This estimated loss is predicated on projections of future events and realization value of the underlying collateral. The Company has amended the guarantee agreement with the project lender and has agreed to provide standby letters of credit ("LOC's") in varying amounts between May 31, 1999 and June 30, 2000 totaling the entire outstanding balance of the project financing ($19.7 million had been provided as of October 30, 1999). Such LOC's may be drawn and applied in payment of the $42.6 million upon the earlier of an event of default or December 31, 2000.

The Company has provided certain guarantees in support of its customers' financing of purchases from the Company in the form of both residual value guarantees and debt guarantees. The maximum exposure of the Company related to guarantees at October 30, 1999 is $6.0 million, excluding the $42.6 million discussed above.

Note C:  Earnings (loss) per share (unaudited)

Reconciliation of the numerators and denominators of the basic and diluted EPS computation is as follows (in thousands, except per share data):



                                                          ----------------------------------  ----------------------------------
                                                                  Nine Months Ended                  Three Months Ended
                                                          ----------------------------------  ----------------------------------
                                                             October 30,       October 31,       October 30,       October 31,
                                                                1999              1998              1999              1998
                                                          ----------------  ----------------  ----------------  ----------------

Basic Earnings (Loss) Per Share:
  Net Earnings (Loss) from Continuing Operations                $ 12,512          $ 10,685          $ 7,389          $ (6,917)

  Weighted Average Shares Outstanding                             27,988            29,351           27,992            27,984
                                                          ----------------  ----------------  ----------------  ----------------
    Basic Earnings (Loss) Per Share from Continuing
     Operations                                                    $0.45             $0.36            $0.26            $(0.25)
                                                          ----------------  ----------------  ----------------  ----------------

  Net Loss from Discontinued Operations                         $      -          $(20,000)         $      -         $(20,000)
  Weighted Average Shares Outstanding                             27,988            29,351            27,992           27,984
                                                          ----------------  ----------------  ----------------  ----------------
    Basic Loss Per Share from Discontinued
      Operations                                                   $   -            $(0.68)           $   -            $(0.71)
                                                          ----------------  ----------------  ----------------  ----------------
                                                                   $0.45            $(0.32)           $0.26            $(0.96)
                                                          ================  ================  ================  ================




                                                          ----------------------------------  ----------------------------------
                                                                  Nine Months Ended                  Three Months Ended
                                                          ----------------------------------  ----------------------------------
                                                             October 30,       October 31,       October 30,        October 31,
                                                                1999              1998              1999               1998
                                                          ----------------  ----------------  ----------------  ----------------

Diluted Earnings (Loss) Per Share:
  Net Earnings (Loss) from Continuing Operations                $ 12,512          $ 10,685           $ 7,389          $ (6,917)

  Weighted Average Shares Outstanding                             27,988            29,351            27,992            27,984
  Shares Issuable from Assumed Conversion of
    Common Stock                                                      48                 -                90                 -
                                                          ----------------  ----------------  ----------------  ----------------
  Weighted Average Shares Outstanding, as adjusted                28,036            29,351            28,082            27,984
                                                          ----------------  ----------------  ----------------  ----------------

    Diluted Earnings (Loss) Per Share from Continuing
      Operations                                                   $0.45             $0.36             $0.26            $(0.25)
                                                          ----------------  ----------------  ----------------  ----------------

  Net Loss from Discontinued Operations                            $   -          $(20,000)            $   -          $(20,000)

  Weighted Average Shares Outstanding                             28,036            29,351            28,082            27,984
                                                          ----------------  ----------------  ----------------  ----------------

    Diluted Loss Per Share from Continuing
      Operations                                                  $    -           $(0.68)             $   -            $(0.71)
                                                          ----------------  ----------------  ----------------  ----------------
                                                                  $ 0.45           $(0.32)             $0.26            $(0.96)
                                                          ================  ================  ================  ================


Note D:  Segment information (unaudited)

Financial information relating to industry segment is shown below, including information on Airline Products which is being included as a separate segment this quarter for the first time. Previously Airline Products was included in Other Business Activities (in thousands):

                                           --------------------------------------    -------------------------------------
                                                     Nine Months Ended                        Three Months Ended
                                           --------------------------------------    -------------------------------------
                                               October 30,          October 31,          October 30,          October 31,
                                                  1999                 1998                 1999                 1998
                                           -----------------    -----------------    -----------------    ----------------
Sales:
  Power Products                                  $396,578             $424,005             $130,381            $150,177
  Tactical Vehicle Systems                          63,588              385,160               51,555             121,312
  Petroleum Equipment                               64,899               82,260               12,787              31,138
  Airline Products                                  74,863               23,187               29,026               6,647
  Other Business Activities                         24,339               35,058               10,967              11,847
                                           -----------------    -----------------    -----------------    ----------------
    Total                                         $624,267             $949,670             $234,716            $321,121
                                           =================    =================    =================    ================

Operating Profit (Loss):
  Power Products                                  $ 15,660             $ 26,799             $  4,869            $  6,726
  Tactical Vehicle Systems                          13,248              (11,363)              10,105             (17,140)
  Petroleum Equipment                                2,222                7,135               (1,427)              2,650
  Airline Products                                    (547)                 320                  214                (404)
  Other Business Activities                         (1,076)                 858               (1,476)                138
                                           -----------------    -----------------    -----------------    ----------------
    Total                                         $ 29,507             $ 23,749            $  12,285            $ (8,030)
                                           =================    =================    =================    ================


Corporate expense, net                              (5,427)              (6,736)              (2,491)             (2,201)

Non-operating interest income                           29                8,689                    -               1,624

Interest expense                                    (8,812)              (8,868)              (2,102)             (2,912)
                                           -----------------    -----------------    -----------------    ----------------

Earnings (loss) from continuing
   operations before income taxes                 $ 15,297             $ 16,834             $  7,692           $ (11,519)
                                           =================    =================    =================    ================

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

RESULTS OF OPERATIONS

Sales for the three months ended October 30, 1999 ("Third Quarter") totaled $234.7 million compared to sales of $321.1 million from continuing operations for the comparable period in 1998. Net earnings for the Third Quarter totaled $7.4 million or $0.26 per basic and diluted share compared to a net loss of $6.9 million or $(0.25) per basic and diluted share from continuing operations a year ago. Results for the Third Quarter include a $2.7 million after-tax gain on the sale of the Company's fifty percent interest in GFI Control Systems, Inc. Excluding this gain, net earnings for the Third Quarter totaled $4.6 million or $0.17 per basic and diluted share. The net loss for the third quarter of 1998 included after-tax provisions of $12.6 million or $(0.45) per basic and diluted share relating to cost overruns, superseded materials, and efforts to resolve truck performance issues on the initial FMTV truck contract. The third quarter of 1998 included a $20.0 million loss from discontinued operations, or $(0.71) per basic and diluted share, regarding adjustments to the purchase price and other matters relating to the sale of the Company's Gas Turbine Operations to General Electric Company. Total loss for the third quarter of 1998 was $26.9 million or $(0.96) per basic and diluted share.

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded Third Quarter sales of $130.4 million compared to $150.2 million for the comparable period in 1998. Sales for the second quarter of 1999 included seasonally high sales in the agricultural market as well as several large international orders that did not recur in the Third Quarter. Compared to last year, sales were adversely impacted by lower sales in the oil and gas markets. Year-to-date sales for Fiscal 1999 and 1998 totaled $396.6 million and $424.0 million, respectively. Operating profit for the Power Products segment totaled $4.9 million for the Third Quarter compared to $6.7 million a year ago. Operating profit for year-to-date Fiscal 1999 totaled $15.7 million compared to $26.8 million for the comparable period last year. This segment is achieving modest volume growth in selected markets, but has not yet experienced improvements from the recent rebound in oil and gas prices.

The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U.S. Army and others, recorded sales of $51.6 million for the Third Quarter compared to $5.8 million in the second quarter of 1999 and $121.3 million for the comparable period a year ago. Year-to-date sales for Fiscal 1999 and 1998 totaled $63.6 million and $385.2 million, respectively. The decline of $321.6 million was caused by a break in the scheduled production of trucks as compared to constant production for the comparable period last year. Production on the follow-on contract began in mid-September and generated an operating profit of $10.1 million for the Third Quarter compared with a $17.1 million operating loss in the third quarter of 1998. Operating profit increased to $13.2 million for year-to-date Fiscal 1999 compared to an operating loss of $11.4 million for year-to-date Fiscal 1998. Improved operating margins resulted from an effective cost reduction program and a higher initial sales price per truck sold to compensate for costs incurred during the recent production shutdown.

The Petroleum Equipment segment manufactures equipment for oil and gas exploration, production, and well stimulation industries. Sales for this segment totaled $12.8 million for the Third Quarter compared to $31.1 million last year. Year-to-date sales of $64.9 million and $82.3 million were recorded for Fiscal 1999 and 1998, respectively. The operating loss for Petroleum Equipment totaled $1.4 million for the Third Quarter compared to an operating profit of $2.7 million last year. Year-to-date operating results declined from an operating profit of $7.1 million during year-to-date Fiscal 1998 to $2.2 million during year-to-date Fiscal 1999. The decrease in sales and operating profit resulted from a depleted order backlog in the depressed oil and gas markets.

Information on Airline Products is being included as a separate segment this quarter for the first time. Previously Airline Products was included in Other Business Activities. The Airline Products segment manufactures airline ground support products. Sales for the segment totaled $29.0 million for the Third
Quarter compared to $6.6 million for the comparable period in 1998. The $22.4 million increase primarily resulted from the acquisition of Tug Manufacturing Corporation ("Tug") in December 1998 and improved sales in previously existing products. Sales of $74.9 million and $23.2 million were recorded for year-to-date Fiscal 1999 and Fiscal 1998, respectively. An operating profit of $0.2 million was recorded for the Third Quarter compared to an operating loss of $0.4 million for the comparable period in 1998. This increase is due to higher sales and margins associated with the Tug acquisition. An operating loss of $0.5 million was recorded for year-to-date Fiscal 1999 and included the impact of new product development costs. This is compared to an operating profit of $0.3 million for the comparable period in 1998.

Other business activities not identified in a specific segment include predominantly gas compression equipment for sale or lease. Sales totaled $11.0 million for the Third Quarter, compared to $11.8 million for the comparable period last year. A Third Quarter operating loss of $1.5 million versus an operating profit of $0.1 million a year ago resulted primarily from start up of the gas compression business. Sales of $24.3 million were recorded for year-to-date Fiscal 1999, a $10.7 million decrease over the comparable period last year. The year-to-date Fiscal 1998 sales included the operations of a power plant which was sold during 1998, thereby reducing sales for other business activities in Fiscal 1999. An operating loss of $1.1 million was recorded for year-to-date Fiscal 1999 as compared to an operating profit of $0.9 million for the comparable period last year.


Net corporate expenses decreased from $6.7 million for year-to-date Fiscal 1998 to $5.4 million for year-to-date Fiscal 1999 largely due to non-recurring duty drawbacks and harbor tax refunds recorded in the first quarter of 1999. Other income, net, includes interest income earned on proceeds from the sale of the Company's Gas Turbine Operations to General Electric Company which totaled $1.7 million and $8.7 million for the third quarter and first nine months in 1998, respectively.

Net cash provided by operating activities totaled $47.9 million for the Third Quarter and $92.9 million for the nine months ended October 30, 1999. During the past nine months, total debt decreased $68.2 million and cash and cash equivalents increased $7.0 million.



UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised.

Unfilled orders as of October 30, 1999 and January 31, 1999 were as follows (in millions):


                                                                  ----------------------------    ----------------------------
                                                                       October 30, 1999                January 31, 1999
                                                                  ----------------------------    ----------------------------


Tactical Vehicle Systems                                                  $ 960.3                          $ 991.7
Power Products                                                               60.8                             69.9
Petroleum Equipment                                                          17.3                             38.6
Airline Products                                                             19.4                             12.7
All Other                                                                    18.8                              5.2
                                                                        -----------                      -----------
                                                                          $1,076.6                        $1,118.1
                                                                        ===========                      ===========

Unfilled orders of the Tactical Vehicle Systems segment at October 30, 1999 consisted principally of the four year follow-on contract awarded in October 1998 by the United States Department of the Army to manufacture medium tactical vehicles.

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment was $8.0 million for the Third Quarter as well as for the comparable period in Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity include cash and cash equivalents, cash from operations, amounts available under credit facilities and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends and other financial commitments. During the nine months ended October 30, 1999 current liabilities decreased by $87.7 million. The repayment of $75.0 million of senior debt and a $10.4 million decline in "Accounts payable" were the key contributors to this decrease. Total debt decreased by $68.2 million during the nine months ending October 30, 1999. The Company has provided $22.6 million, as a current liability, for its probable partial performance under a guarantee, although no demand for performance has been received. (See Note B -- Commitments and Contingencies and Note 7 to the consolidated financial statements for Fiscal 1998 included in Form 10-K.) The Company has in place an unsecured revolving credit facility that could provide up to approximately $150 million net of a $25 million letter of credit facility, of which $125 million was available at
October 30, 1999, but subject to certain limitations as a result of modifications made effective January 31, 1999. (See Note 9 to the consolidated financial statements for Fiscal 1998 included in Form 10-K.) This revolving facility matures during Fiscal 2001.

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

Future factors include risks associated with newly acquired businesses; increasing price and product/service competition by foreign and domestic competitors; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; reliance on large customers; technological, implementation and cost/financial risks in use of large, multi-year contracts; the cyclical nature of the markets served; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amount, at the times and on the terms required to support the Company's business; the assessment of unanticipated taxes by foreign or domestic governmental authorities; the risk of cancellation or adjustments of specific orders and termination of significant government programs; and the failure of the Company or third parties to become Year 2000 capable. These are representative of the future factors that could affect the outcome of forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, rates of inflation and currency exchange rate fluctuations and other future factors.

Government Contracting Factors

Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims, including claims for additional taxes, often extend over prolonged periods of time. The Company's ultimate profitability on such contracts will depend not only upon the accuracy of the Company's cost projections, but also the eventual outcome of an equitable settlement of contractual issues with the U.S. Government. Due to uncertainties inherent in the estimation and claim negotiation process, no assurances can be given that management's estimates will be accurate, and variances between such estimates and actual results could be material. Furthermore, during the course of the contract, the Company may be required to make certain payments which it believes are recoverable under the contract from the U.S. Government or its vendors. To the extent that such amounts are not actually recovered, results under the contract could be materially adversely affected. Also to the extent of any timing differences between the date of payment of any such amounts and the date of recovery, the Company's liquidity could be materially adversely affected.

During Fiscal 1998, the Company was awarded a new multi-year contract that will extend production of the FMTV into 2002 (or 2003 if the government exercises its option to purchase additional vehicles). The funding of the new FMTV contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contract must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. As of October 30, 1999, funding in the amount of $315 million for the new FMTV contract had been authorized and appropriated by the U.S. Congress. If the new FMTV contract is terminated other than for default, the FMTV contracts provide for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

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

The Company has established a team to address the potential impacts of the year 2000 on each of its critical business functions. The team has concluded its assessment of the Company's critical date-sensitive technology, including its information systems, computer equipment and other systems used in its various operations. The Company has completed the process of making the required modifications to or replacing these systems to be year 2000 compliant. The final modification costs are expected to be approximately $2 million. The majority of these costs are attributable to the purchase of new computer equipment. The Company's contingency plan for any non-compliant systems will be developed for each particular system if, and as, they are identified.

Systems modification costs are being expensed as incurred. Costs associated with new equipment are being capitalized and will be amortized over the life of the product.

In addition to addressing the Company's internal systems, the team has identified key vendors that could be impacted by year 2000 issues, and communication has been made with such vendors. The Company has evaluated the responses to this correspondence and has not identified any critical vendor systems whose timely remediation poses a material threat to the operations of the Company. The most likely worst case scenario would involve the interruption of supply of key materials necessary to timely complete production under outstanding contract commitments.

While the Company believes that its program is sufficient to identify the critical issues and associated costs necessary to address possible year 2000 problems in a timely manner, there can be no assurance that the program or underlying steps implemented will be successful in resolving all such issues prior to the year 2000. If the steps taken by the Company (or critical third parties) are not made in a timely manner, or are not successful in identifying and remedying all significant year 2000 issues, business interruptions or delays could occur. Based on the information the Company has gathered to date and its expectation of its ability to remedy problems encountered, the Company believes that it will not experience significant business interruptions that would have a material adverse impact on its results of operations or financial condition.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

          27.1            Financial Data Schedule

(b)      Reports on Form 8-K:

         A report on Form 8-K was filed with the Commission on August 23, 1999, reporting the results for the Company's second quarter.

         A report on Form 8-K was filed with the Commission on September 9, 1999, reporting that the Company's FMTV A1 entered production.

         A report on Form 8-K was filed with the Commission on September 15, 1999, reporting the Company's quarterly dividend.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of December, 1999.

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