Form 10-K405
period 2000-01-31
STEWART & STEVENSON SERVICES INC
filed 2000-05-01
CIK 94328

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2000 ("Fiscal 1999") or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                 -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


                        AGGREGATE MARKET VALUE OF VOTING
             SECURITIES HELD BY NONAFFILIATES AS OF MARCH 10, 2000:

                                  $224,074,904

NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS
                               OF MARCH 10, 2000:

                COMMON STOCK, WITHOUT PAR VALUE 27,992,203 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT                                                    PART OF FORM 10-K
-------                                                     -----------------
Proxy Statement for the 2000 Annual Meeting of Shareholders          Part III

PART I

ITEM 1.  BUSINESS

Stewart & Stevenson Services, Inc. (together with its wholly-owned subsidiaries, the "Company" or "Stewart & Stevenson") was founded in Houston, Texas in 1902 and was incorporated under the laws of the State of Texas in 1947. Since its beginning, the Company has been primarily engaged in the custom fabrication of engine driven products. Stewart & Stevenson consists of four major business segments: the Power Products segment, the Tactical Vehicle Systems segment, the Petroleum Equipment segment, and the Airline Products segment.

Effective as of January 31, 1998, the Company sold the net assets of its Gas Turbine Operations Division ("GTO") to the General Electric Company. Accordingly, the operating results of GTO have been segregated from continuing operations and reported as a separate line item on the Consolidated Statement of Earnings. The Company has restated its prior financial statements to present the operating results of GTO as a discontinued operation and reorganized the remaining businesses into the current business segments.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1999" commenced on February 1, 1999 and ended on January 31, 2000. Identifiable assets at the close of Fiscal 1999, 1998, and 1997, net sales and operating profit for such fiscal years for the Company's business segments, export sales, and sales to customers representing 10% or more of consolidated sales are presented in "Note 4: Segment Data".

POWER PRODUCTS SEGMENT

The Power Products segment sells and rents various industrial equipment; sells components, replacement parts, accessories and other materials supplied by independent manufacturers; and provides in-shop and on-site repair services for industrial equipment.

Some of the equipment sold or rented by the Power Products segment is acquired by the Company from independent manufacturers pursuant to distribution agreements. The following table contains the name of each significant manufacturer with whom the Company presently maintains a distribution contract, a description of the products and territories covered, and the expiration date thereof.

                                                                                                                          EXPIRATION
MANUFACTURER                           PRODUCTS                    TERRITORIES                                                DATE

Detroit Diesel Corporation             Heavy Duty High Speed       Texas, Colorado, Northern California, New Mexico,         2001
("Detroit Diesel")                     Diesel Engines              Wyoming, Nebraska, Louisiana, Mississippi, Alabama,
                                                                   Venezuela and Colombia

Electro-Motive Division of             Heavy Duty Medium Speed     Texas, Colorado, New Mexico, Nebraska, Oklahoma,          2004
General Motors Corporation             Diesel Engines              Arkansas, Louisiana, Tennessee, Mississippi, Kansas,
("EMD")                                                            Alabama, Mexico, Central America, and most of South
                                                                   America

Allison Transmission Division of       On- and Off-Highway         Texas, Colorado, Northern California, New Mexico,         2001
General Motors Corporation             Automatic Transmissions,    Wyoming, Nebraska, Louisiana, Mississippi, Alabama,
("Allison")                            Power Shift Transmissions   Venezuela, and Columbia
                                       and Torque Converters

Hyster Company                         Material Handling           Texas                                                     *
                                       Equipment

John Deere Industrial
Equipment Company                      Construction, Utility       Wyoming                                                   *
                                       and Forestry Equipment

Thermo King Corporation                Transport Refrigeration     Southeast and South Texas, Southern Louisiana, and        2002
                                       Equipment                   Northern California

Waukesha Engine Division               Natural Gas Industrial      Colorado, Northern California, Montana, Oklahoma,         2001
of Dresser  Industries, Inc.           Engines                     Wyoming, New Mexico, Utah, Oregon, Hawaii, Kansas,
                                                                   Arizona, California, Washington, Nevada, Colombia,
                                                                   and China

Kohler Company                         Spectrum Generator Sets     Colorado, Southern Louisiana, New Mexico, Texas,          *
                                                                   and Wyoming

KHD - Deutz Corporation                Diesel Engines              Colorado, Wyoming, Arizona, New Mexico, Washington,       *
                                                                   Alaska, Texas, Oklahoma, Kansas, Arkansas, Louisiana,
                                                                   Mississippi, and Western Tennessee

*No expiration date. Agreements may be terminated by written notice of termination

Distribution agreements generally require the Company to purchase and stock products for resale to end users, original equipment manufacturers, or independent dealers within the franchised area of distribution. Such agreements may contain provisions restricting sales of products outside of the franchised territory and prohibiting the sale of competitive products within the franchised territory.

The Power Products segment also sells custom generator sets, pump packages, marine propulsion systems, and other engine-driven equipment. Generator sets fabricated by the Company range in size from 25 kw to 12,700 kw. Pump packages, marine propulsion systems and other engine-driven packaged equipment fabricated by the Company range in size from 35 hp to 7,000 hp. Most generator sets and other engine-driven packaged equipment are based upon diesel, dual fuel, or natural gas fueled engines supplied by independent manufacturers with whom the Company has a distribution or packaging agreement. Such agreements do not usually restrict the sale of packaged equipment to a franchised territory, and the products fabricated by the Company are sold on a world-wide basis.

The Company's major distribution agreements also require the Company to stock repair parts, components, and accessories for resale to end users, either directly by the Company or through a dealer network; and to provide after-market service support for distributed products within the franchised territory. The Company also offers in-shop and on-site repair services for related equipment manufactured by companies with whom it does not have a distribution agreement.

Power Product segment operations are conducted at branch facilities located in major cities within the Company's franchised area of operations. New products manufactured by suppliers, repair parts, components, and accessories are marketed under the trademarks and trade names of the original manufacturer. Products fabricated by the Company and after-market service are marketed under the "Stewart & Stevenson" name and other trademarks, trade names, and service marks owned by the Company.

The Company's principal distribution agreements are subject to early termination by the suppliers for a variety of causes, including a change in control or a change in the principal management of the Company. Although no assurance can be given that such distribution agreements will be renewed beyond their expiration dates, they have been renewed regularly. Any interruption in the supply of materials from the original manufacturers, or a termination of a distributor agreement, could have a material effect on the results of operations of the Power Products segment.

Operations of the Power Products segment accounted for approximately 59%, 46% and 50%, respectively, of consolidated sales during Fiscal 1999, 1998 and 1997.

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

During October 1998, the Company received a second set of multi-year contracts from the U.S. Army that provide for continued production of the FMTV through Fiscal 2002, with a one year option held by the U.S. Army that could extend the contracts through Fiscal 2003. The second FMTV contracts incorporate an environmentally compliant engine, improved diagnostics system, anti-lock brakes and other improvements. Production of approximately 7,800 trucks and 1,500 trailers under the second contract began in the third quarter of Fiscal 1999. If all options are exercised, the second set of contracts will have a total value of $1.36 billion. On occasion, the Company may be required to fund certain expenditures related to the FMTV contracts in advance of government funding.

The U.S. Army has directed the Company to make certain changes in drive train components of all vehicles produced under the first FMTV contracts. The Company commenced the installation of the directed changes during Fiscal 1999 and, subject to availability of vehicles, expects to complete the changes during the second quarter of Fiscal 2000. The financial responsibility for the cost of the drive train change, as well as claims filed by the Company for the costs of government caused delays and other government-directed changes under the first FMTV contract, has not been resolved.

The Company also sells the FMTV to other government contractors as a platform for installation of other equipment which is then resold to the Armed Forces. Stewart & Stevenson believes that there will be opportunities to sell additional vehicles to the U.S. Army, other branches of the U.S. Armed Forces, and the armed forces of foreign countries. The FMTV contracts allow for such sales, and the Company's facility has the capacity to produce vehicles for those additional sales.

The United States Government is the predominant customer of the Tactical Vehicle Systems segment, accounting for practically all of the sales of this segment. The FMTV contracts are subject to termination at the election of this customer. The loss of this customer would have a material adverse effect on the Company's consolidated future financial condition and results of operations.

The FMTV incorporates engines, transmissions, axles, and a number of other components specified by the U.S. Army and available only from the source selected by them. Interruption of the supply of any of these components could have a material adverse affect on the results of operations of the Tactical Vehicles Systems segment. The Company believes that any delays arising from the unavailability of source-specified components would be fully compensated under the FMTV contracts. Operations of the Tactical Vehicle Systems segment accounted for approximately 17%, 38%, and 36%, respectively, of consolidated sales in Fiscal 1999, 1998, and 1997.

PETROLEUM EQUIPMENT SEGMENT

The Petroleum Equipment segment manufactures equipment for the oil and gas exploration, production, and well stimulation industries. Its products include marine riser systems, blow-out preventers and controls, high pressure valves, coil tubing systems, acidizing and fracturing systems, and compression molded rubber products. Many of its products are manufactured according to proprietary designs and are covered by appropriate process and apparatus patents. Other products may be manufactured according to the designs or specifications of its customers.

The Petroleum Equipment segment purchases many of the components incorporated into its products from independent suppliers. Some of these components are manufactured according to designs and specifications owned by the Company and protected from disclosure by confidentiality arrangements. Other components are standard commercial or oilfield products and may be acquired under the distribution or packaging agreements as discussed under "Power Products Segment" above. The Company believes that the Petroleum Equipment segment is not dependent on a single supplier for any critical component.

The Company sells oilfield equipment under the "Stewart & Stevenson" trade name and compression molded rubber products under the "Stewart & Stevenson Elastomer Products" trade name. The Petroleum Equipment segment's products are sold world-wide. Demand for oilfield equipment is substantially dependent on the price trends for crude oil. Operations of the Petroleum Equipment segment represented 9%, 10%, and 7%, respectively, of consolidated sales during Fiscal 1999, 1998, and 1997.

AIRLINE PRODUCTS SEGMENT

The Airline Products segment manufactures airline ground support equipment that includes aircraft tow tractors, gate pushback tractors, baggage tow tractors, beltloaders, air start units, air conditioning units and container loaders. This segment also manufactures mobile railcar movers. Many of its products are manufactured according to proprietary designs that are covered by appropriate process and aparatus patents. Other products may be manufactured according to the designs or specifications of its customers. Sales in the Airline Products segment grew dramatically in Fiscal 1999 as a direct result of the Company's acquisition of the assets and liabilities of Tug Manufacturing Corporation (Tug) in December 1998, as well as increased sales of previously existing products. The acquisition of Tug expanded the Company's product offerings in the airline ground support equipment business.

The Airline Products segment purchases many of the components incorporated into its products from independent suppliers. The Company believes that this segment is not dependent on a single supplier for any critical component and sells the majority of its products to the airline industry, which has a global customer base. Airline products are sold under the "Stewart & Stevenson Tug" trade name. Mobile rail car movers are sold under the "Rail King" trademark. Demand for its products is dependant on the profitability of the airline industry. Operations of the Airline Products segment represented 12%, 3% and 3%, respectively, of consolidated sales in Fiscal 1999, 1998 and 1997.

OTHER BUSINESS ACTIVITIES

The Company is engaged in other business activities that are not included in any of its four major business segments. Other businesses include fabrication of gas compression equipment and operating gas compression equipment under maintenance or lease agreements.

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

The Power Products segment competes with other manufacturers and their distributors in the sale of original equipment, with the manufacturers and distributors of non-original equipment parts for the sale of spare parts, and with independent repair shops for in-shop and on-site repair services. No single competitor competes against the Company's Power Products segment in all of its businesses, but certain competitors may have a dominant position in different product areas. Major competitors in the sale of packaged diesel and gas-fired reciprocating equipment include Caterpillar, Inc. and its distributors, and Waukesha Diesel Group and its distributors.

The Tactical Vehicle Systems segment competes with domestic companies for incremental sales to the U.S. Armed Forces. Oshkosh and AM General have received government funding to qualify as a potential second source for the FMTV and may compete for incremental sales to the U.S. Army. Both domestic and foreign suppliers compete for the sale of vehicles to foreign governments. The Company's foreign competitors include Daimler-Benz, Steyr, and other companies that have greater international recognition as vehicle manufacturers.

The Petroleum Equipment segment competes primarily with other manufacturers of similar equipment. Products are differentiated by protected technology, and no manufacturer has a dominant position in any product line. Major competitors include Cooper Cameron Corporation in blow-out preventers and valves, ABB Vetco, Inc. in riser systems, Caterpillar, Inc. and Halliburton Corporation in fracturing and acidizing equipment, and Tuboscope Corporation in coil tubing systems.

The Airline Products segment competes primarily with other manufacturers of similar equipment. Major domestic competitors include FMC in pushback tow tractors and container loaders, Trilectron in air conditioners and air starts, NMC/Wollard in belt loaders and cargo tractors, and Tiger and Harlan in baggage tractors. International competitors include Schopf/Douglas in aircraft tow tractors, Charlott in electric baggage tractor/belt loaders, and Goldholfer in tow barless aircraft tow tractors.

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

Unfilled orders relating to continuing operations at the close of Fiscal 1999 and Fiscal 1998 were as follows:

                    Estimated percentage to
                       be recognized in              Unfilled orders at
                         Fiscal 2000                1/31/00          1/31/99
                        ------------               --------         --------
                                                           (In millions)

Tactical Vehicle Systems    31%                    $914.5              $ 991.7
Power Products             100                       77.6                 69.9
Airline Products            96                       29.7                 12.7
Petroleum Equipment        100                       17.2                 38.6
All Other                  100                       24.0                  5.2
                                           ---------------     ----------------
                                                 $1,063.0             $1,118.1
                                          ================     ================

Unfilled orders of the Tactical Vehicle Systems segment at January 31, 2000, consisted principally of the follow-on contract awarded in October 1998 by the United States Army Tank - Automotive and Armament Command (TACOM) to manufacture medium tactical vehicles.

EMPLOYEES

At January 31, 2000, the Company employed approximately 4,000 persons. The Company considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES.

The Company maintains its corporate executive and administrative offices at 2707 North Loop West, Houston, Texas, which occupy about 65,000 square feet of space leased from a limited partnership in which the Company owns an 80% interest.

Activities of the Power Products segment are coordinated from Houston, where the Company owns 320,000 square feet of space at three locations and leases 44,900 square feet in two locations devoted to equipment and parts sales and service. To service its distribution territory (See "Item 1. Business -- Power Products Segment"), Stewart & Stevenson maintains Company-operated facilities occupying 680,000 square feet of owned space and 659,000 square feet of leased space in 29 cities in Texas, Louisiana, Colorado, New Mexico, Wyoming, Utah, Kansas, Washington, Georgia, California, Mississippi, Arizona and Arkansas. The Company leases 38,000 square feet in Maracaibo, Venzuela and approximately 58,000 square feet in four separate locations in Columbia.

The Tactical Vehicle Systems segment is located in a 500,000 square foot Company-owned facility near Houston, Texas. The Tactical Vehicle Systems segment also leases 105,000 square feet of warehousing facilities in Houston, Texas and leases 24,000 square feet in Sealy, Texas.

The Petroleum Equipment segment is headquartered in Houston, where the Company owns approximately 300,000 square feet and leases an additional 12,000 square feet devoted to manufacturing, warehousing and administration. The Company also owns a high pressure valve manufacturing facility in Jennings, Louisiana (89,000 square feet) and has facilities in Scotland (18,000 square feet) and Abu Dhabi, U.A.E. (12,000 square feet).

The Airline Products segment is headquartered in Kennesaw, Georgia where the company owns an 89,000 square foot facility. In addition, airline products and railcar movers are manufactured and assembled in a company owned facility in Houston, Texas. This 407,000 square foot facility is a shared central manufacturing location which also supports power generation and gas and air compression products.

The Company also leases an additional 59,300 square feet of office, warehouse and shop space to support its marketing department, corporate records, and transportation department.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol: SSSS. There were 727 shareholders of record as of March 10, 2000. The following table sets forth the high and low sales prices relating to the Company's Common Stock and the dividends declared by the Company in each quarterly period within the last two fiscal years.

                                     FISCAL                                                    Fiscal
                                     1999                                                      1998
                 --------------------------------------------------------             -----------------------------------------
                         High                 Low               Dividend              High         Low          Dividend
                         ----                 ----               -------              ----         ----         --------
First Quarter      $     10  1/2          $   7                  $0.085             26 3/16      $22 1/4      $0.085
Second Quarter           15  1/4             10 13/16             0.085             22 1/8        17 1/4       0.085
Third Quarter            14  3/16            11 1/4               0.085             17 1/4         9 3/4       0.085
Fourth Quarter           13 13/16            10 1/2               0.085             14 1/4         8 7/16      0.085

On December 14, 1999, the Board of Directors approved a dividend of $0.085 per share for shareholders of record on January 31, 2000, payable on February 11, 2000. The Board of Directors of the Company intends to consider the payment of dividends on a quarterly basis, commensurate with the Company's earnings and financial needs.

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

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED FINANCIAL REVIEW

----------------------------------------------         ----------   -----------  ------------    ------------    ----------
                                                        FISCAL       Fiscal         Fiscal          Fiscal          Fiscal
(IN THOUSANDS, EXCEPT PER SHARE DATA)                    1999         1998           1997            1996            1995
---------------------------------------------          ----------   -----------  ------------    ------------    ----------
Financial Data:
Sales                                                 $ 911,702   $ 1,206,772  $ 1,115,034     $  825,187      $  702,324
 Cost of sales                                          776,864     1,178,088    1,032,049        722,470         607,326
                                                       ----------   -----------  ------------    ------------    ----------
 Gross profit                                           134,838        28,684       82,985        102,717          94,998
 Period Expenses                                        111,633        90,395      105,175         96,066          62,106
Earnings (loss) from continuing operations
  before income taxes                                    23,205       (61,711)     (22,190)         6,651          32,892
Gain on sale of investment, net of tax                    2,746             -           -              -                -
Net earnings (loss) from continuing operations (1)       17,451       (39,005)     (14,505)         4,768          20,698
Net earnings from discontinued operations                     -             -        5,424         12,083          41,105
Gain (loss) on disposal of discontinued operations        6,879       (33,979)      61,344              -               -
Net earnings (loss)                                      24,330       (72,984)      52,263         16,851          61,803

Total assets                                            642,350       705,777    1,252,647      1,079,159         948,626

Short-Term Debt (including current portion of
  Long-Term Debt)                                        34,224        86,956      261,000         29,100          66,100
Long-Term Debt                                           78,281        83,530      147,166        319,700         210,800

Per Share Data:
Earnings (loss) per share: Basic and Diluted
  Continuing operations                               $    0.62       $ (1.34)     $ (0.44)       $  0.14        $   0.63
  Discontinued operations                                     -             -         0.16           0.37            1.24
  Gain (loss) on disposal of discontinued operations       0.25         (1.17)        1.85              -               -
                                                      $    0.87       $ (2.51)     $  1.57        $ 0 .51        $   1.87
  Weighted average shares outstanding:
  Basic                                                  27,989        29,006       33,184         33,068          33,035
  Diluted                                                28,042        29,006       33,250         33,090          33,101
  Cash dividends declared                             $    0.34       $  0.34      $  0.34        $ 0.335        $   0.31

      (1) The net earnings (loss) from continuing operations for Fiscal 1999, 1998, 1997, and 1996 includes special items, (income) expense, net of tax, of $(3,948), $50,632, $29,696 and $13,000, respectively. See "Item 7.
      Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Business Segment Highlights
------------------------------------------------------------------------------
(IN THOUSANDS)
------------------------------------------------------------------------------

The following tables present the contribution to sales and operating profit from each of the Company's business segments. Business segment data for prior years have been restated to reflect the Company's current business segments that comprise earnings (loss) from continuing operations before taxes.

                                                  Sales
                                 ----------------------------------------------
                                  FISCAL          Fiscal            Fiscal
                                   1999            1998               1997
                                 ----------------------------------------------
 Power Products                $ 536,236        $ 555,507         $  558,393
 Tactical Vehicle Systems        150,884          455,399            396,734
 Petroleum Equipment              82,085          115,800             83,096
 Airline Products                104,785           32,603             35,975
 Other Business Activities        37,712           47,463             40,836
                                 ---------------------------------------------
    Total Segment Sales       $  911,702       $1,206,772         $1,115,034
                                 =============================================

                                              Operating Profit (Loss)
                                ----------------------------------------------
                                  FISCAL          Fiscal            Fiscal
                                   1999            1998              1997
                                ----------------------------------------------


 Power Products                 $ 15,244         $ 23,638          $  34,120
 Tactical Vehicle Systems         30,217          (77,717)           (10,005)
 Petroleum Equipment               2,099           10,245              5,695
 Airline Products                 (3,697)            (630)            (3,409)
 Other Business Activities          (652)          (4,476)            (1,924)
                                 -----------------------------------------------
    Total Operating Profit (Loss) 43,211          (48,940)            24,477
 Corporate expenses, net         (10,044)         (11,452)            (9,816)
 Non-operating interest income        29           10,925              1,941
 Interest expense                 (9,991)         (12,244)           (15,440)
 Litigation and special charges        -                -            (23,352)
                                 -----------------------------------------------

 Earnings (loss) from continuing
 operations before taxes        $ 23,205       $  (61,711)         $ (22,190)
                          =====================================================


                              Operating Profit (Loss) as a Percentage of Sales
                                ----------------------------------------------
                                  FISCAL          Fiscal            Fiscal
                                   1999            1998              1997
                                ----------------------------------------------

 Power Products                    2.8%            4.3%               6.1%
 Tactical Vehicle Systems         20.0           (17.1)              (2.5)
 Petroleum Equipment               2.6             8.8                6.9
 Airline Products                 (3.5)           (1.9)              (9.5)
 Other Business Activities        (1.7)           (9.4)              (4.7)
 Consolidated                      4.7            (4.1)               2.2

SPECIAL ITEMS

Special items are unusual or infrequent events or transactions that may affect comparability of the results of continuing operations between years. The special items included in the Fiscal 1999, 1998, and 1997 results are shown below:


SPECIAL ITEMS
--------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                            FISCAL             Fiscal               Fiscal
                                                           1999               1998                 1997
--------------------------------------------------------------------------------------------------------------

Tactical Vehicle Systems
  Estimated costs associated with
  a government directive                                $    -             $40,000              $      -
  Charge related to a
  series of claims                                           -              36,849              $      -
  Change in estimated profit at completion                   -               9,700                 6,703

Power Products
  Gain on sale of construction equipment
  franchise                                                  -                   -                (4,369)

Other Business Activities
  Gain on sale of investments                           (5,443)                  -                     -
  Interest income on proceeds from sale of
    gas turbine business                                     -              (8,654)                    -
  Special Charges                                            -                   -                23,352
                                                   ----------------     -----------------      --------------


Pretax (benefit) charge                                 (5,443)             77,895                45,686
Tax (expense) benefit (35% tax rate assumed) (1)        (1,495)             27,263                15,990
                                                   ----------------     -----------------      --------------
Special items, net of tax                             $ (3,948)         $   50,632             $  29,696
                                                   ================     =================      ==============

(1) For Fiscal 1999, the actual tax for the gain on the sale of the investments was used.

RESULTS OF OPERATIONS

Fiscal 1999 vs. Fiscal 1998

Sales for Fiscal 1999 totaled $912 million, a decrease of 24% from Fiscal 1998 sales of $1,207 million. Net earnings from continuing operations for Fiscal 1999 totaled $17 million or $0.62 per share as compared to a net loss from continuing operations of $39 million or $1.34 per share for Fiscal 1998. Results for Fiscal 1999 included a $3 million after-tax gain on the sale of the Company's fifty percent interest in an unconsolidated affiliate and a $1 million after-tax gain on the sale of an investment. Excluding these special items, net earnings from continuing operations for Fiscal 1999 totaled $14 million or $0.50 per share. Results for Fiscal 1998 included $51 million after taxes in special charges pertaining to (1) a government directive to make certain changes to drive train components of the FMTV ($26 million), (2) claims for additional costs arising out of government caused delays and changes in the FMTV program ($24 million),
(3) charges for cost overruns and superceded material in the FMTV program ($6 million) and (4) partially offsetting interest income on proceeds from sale of the gas turbine business ($5 million). Excluding these special items, net earnings from continuing operations for Fiscal 1998 totaled $12 million or $0.40 per share. The Company reported an operating profit of $43 million in Fiscal 1999 compared with an operating loss of $49 million in Fiscal 1998.

The Power Products segment recorded sales of $536 million in Fiscal 1999, 3% lower than Fiscal 1998 sales of $556 million. Operating profit for Fiscal 1999 was $15 million, compared with $24 million in Fiscal 1998. The segment absorbed $1 million of charges in Fiscal 1999 in connection with corporate initiatives to improve business performance and $2 million in inventory charges. Performance in the Power Products segment continues to vary by market. Equipment and parts sales were adversely impacted by softness in oil and gas markets.

The Tactical Vehicle Systems segment recorded sales of $151 million in Fiscal 1999 versus $455 million a year ago, primarily as a result of an anticipated production hiatus between contracts. Deliveries on the initial contract were completed in January 1999, and production start-up on the new contract began during the third quarter of Fiscal 1999. An operating profit of $30 million was recorded in Fiscal 1999 as compared to an operating loss of $78 million for the prior year that included $87 million in special charges. Improved operating margins resulted from an effective cost reduction program and a higher initial sales price per truck sold to compensate for costs incurred during the production shut-down.

Sales for the Petroleum Equipment segment totaled $82 million for Fiscal 1999, a decrease of 29% from $116 million recorded in the prior year. The segment reported an operating profit of $2 million for Fiscal 1999 as compared to an operating profit of $10 million in the prior year. The decrease in sales and operating profit resulted from a depleted order backlog in the depressed oil and gas markets.

The Airline Products segment achieved sales of $105 million in Fiscal 1999, an increase of 221% over Fiscal 1998 sales of $33 million, reflecting both the full-year impact of the acquisition of the airline products business from Tug Manufacturing Corporation and improved sales of previously existing products. An operating loss of $4 million was recorded for Fiscal 1999, as compared to an operating loss of $1 million in the prior year. The operating loss for Fiscal 1999 included charges of $5 million for new product development and inventory write-offs.

All other business activities not defined as a specific segment include gas compression equipment and related services and other miscellaneous sales. Sales for these activities totaled $38 million for Fiscal 1999, as compared to Fiscal 1998 sales of $47 million. Operating losses of $1 million and $4 million were recorded for Fiscal 1999 and 1998, respectively, largely due to the establishment of inventory reserves and under-recovered costs associated with restructuring of pooled manufacturing facilities.

FISCAL 1998 VS. FISCAL 1997

Sales for Fiscal 1998 totaled $1,207 million, an increase of 8% over Fiscal 1997 sales of $1,115 million. Net losses from continuing operations for Fiscal 1998 totaled $39 million or $1.34 per share as compared to net losses from continuing operations of $14 million or $0.44 per share for Fiscal 1997. Results for Fiscal 1998 included $51 million after taxes in special charges pertaining to (1) a government directive to make certain changes to drive train components of the FMTV ($26 million), (2) claims for additional costs arising out of government caused delays and changes in the FMTV program ($24 million), (3) charges for cost overruns and superceded material in the FMTV program ($6 million) and (4) partially offsetting interest income on proceeds from sale of the gas turbine business ($5 million). Fiscal year 1997 results from continuing operations included special charges totaling $30 million comprised of (1) higher costs to complete the initial FMTV contracts ($17 million), (2) settlement of a government claim ($9 million), (3) resolution of litigation arising from a 1987 contract to supply diesel generator sets ($7 million), and (4) gain on sale of the Company's John Deere franchise in Houston, Texas ($3 million). Excluding these special items, net earnings from continuing operations for Fiscal 1998 and 1997 totaled $12 million or $0.40 per share and $16 million or $0.48 per share, respectively. The Company reported a $49 million operating loss for Fiscal 1998 compared with a $24 million operating profit for Fiscal 1997.

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

The Tactical Vehicle Systems segment recorded sales of $455 million in Fiscal 1998, an increase of $59 million (15%) over Fiscal 1997. An operating loss of $78 million was recorded for Fiscal 1998 and included: (1) a $40 million charge for estimated costs associated with a government directive to make certain changes in the drive train components of the FMTV; (2) a $37 million charge related to a series of claims for additional costs arising from government caused delays and changes; and (3) a $10 million charge to cost of sales relating to cost overruns and superseded materials on the original contract. The Tactical Vehicle Systems segment reported an operating loss of $10 million in Fiscal 1997.

The Petroleum Equipment segment achieved sales and operating profits of $116 million and $10 million, respectively, for Fiscal 1998, which compared favorably with Fiscal 1997 sales of $83 million and profits of $6 million. This segment reported sustained quarter-to-quarter improvement during Fiscal 1998, largely on the strength of new product introductions such as marine riser systems.

The Airline Products segment sales totaled $33 million for Fiscal 1998, a 9% decrease from sales of $36 million recorded for Fiscal 1997. Airline Products sales were impacted by the weak Asian market, with an offsetting increase from the acquisition of Tug Manufacturing Corporation in late December 1998. Operating losses for Fiscal 1998 and 1997 totaled $1 million and $3 million, respectively, and included product development costs in Fiscal 1998 and asset write-offs and product warranty charges in Fiscal 1997.

Sales for other business activities totaled $47 million for Fiscal 1998, compared to $41 million for Fiscal 1997. Lower gas compression revenues were more than offset by higher miscellaneous sales. Both years were impacted by under-recovered costs associated with the restructuring of pooled manufacturing facilities. In addition, Fiscal 1998 included startup costs in the gas compression leasing and services business.

PERIOD EXPENSES

NET PERIOD EXPENSES
----------------------------------------------------- --------------------------- ---------------------- ---------------------------
                                                                    FISCAL               Fiscal                   Fiscal
(IN THOUSANDS)                                                       1999                 1998                     1997
----------------------------------------------------- --------------------------- ---------------------- ---------------------------
Selling and administrative expenses                             $  109,038           $   90,857               $    75,619
Interest expense                                                     9,991               12,244                    15,440
Special charges                                                          -                    -                    23,352
Gain on sale of construction equipment franchise                         -                    -                    (4,369)
Other income, net                                                   (7,396)             (12,706)                   (4,867)
                                                      --------------------------- ---------------------- ---------------------------
                                                                $  111,633           $   90,395               $   105,175
                                                      =========================== ====================== ===========================
Net period expenses as a percentage of sales                          12.2%                 7.5%                      9.4%

Period expenses for Fiscal 1999 totaled $112 million or 12.2% of sales compared with $90 million or 7.5% of sales in Fiscal 1998 and $105 million or 9.4% of sales in Fiscal 1997. Increases in selling and administrative expenses during the last two years were largely due to business acquisitions and process and technology improvement initiatives. Interest expense decreased $2 million in Fiscal 1999 due to improved cash flow performance. The $3 million decrease in interest expense in 1998 resulted from a reduction in borrowings accomplished with funds received from sale of the GTO.

Special charges in Fiscal 1997 totaled $23 million including $10 million in expenses arising from the Company's resolution of litigation relating to a 1987 contract to supply diesel generator sets, and $13 million associated with settling a claim by the Company for excessive costs incurred on a U.S. Government contract.

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

Other income, net, for Fiscal 1999 included a $1.9 million recovery of value added taxes and harbor taxes, and a $1.8 million gain on the sale of an investment. Other income, net, for Fiscal 1998 included approximately $9 million in interest income earned on proceeds from sale of GTO.

CONTINUING/DISCONTINUED OPERATIONS

NET EARNINGS (LOSS)

----------------------------------------------------------------------  -------------------------------------------------------
                                                                                FISCAL            Fiscal            Fiscal
(IN THOUSANDS)                                                                   1999              1998              1997
----------------------------------------------------------------------  -------------------------------------------------------
Continuing operations                                                        $  17,451       $  (39,005)       $  (14,505)
Discontinued operations                                                              -                -             5,424
Gain on disposal of discontinued operations                                      6,879          (33,979)           61,344
                                                                        -----------------    ---------------  -----------------

Net earnings (loss)                                                          $  24,330         $(72,984)       $   52,263
                                                                         ================    ================  ================

The net earnings from continuing operations for Fiscal 1999 was $17 million versus a loss of $39 million in Fiscal 1998 and a loss of $15 million in Fiscal 1997. All three years had special items which significantly impacted performance. See "Special Items." Excluding special items, net of tax, of $4 million income in Fiscal 1999, $51 million expense in Fiscal 1998, and $30 million expense in Fiscal 1997, net earnings from continuing operations for Fiscal 1999, 1998, and 1997 would have been $14 million, $12 million, and $15 million, respectively.

The net loss from discontinued operations in Fiscal 1998 totaled $34.0 million and represented the equivalent of $1.17 per share. The Company recorded an after-tax charge, net of accruals, of $20 million relating to certain contractual purchase price adjustments associated with the sale of GTO to the General Electric Company ("GE") and $14 million for a probable liability associated with a debt guarantee related to the Company's investment in a power generation facility in Argentina. During the fourth quarter of Fiscal 1999, the Company disposed of the investment and related obligations, resulting in a $7 million gain net of tax. The guarantee arose as part of the Company's Gas Turbine Operations; accordingly, the gain has been reflected in results from discontinued operations.

During Fiscal 1997, the Company completed the sale of the net assets of GTO to GE for $600 million, with subsequent downward adjustments of $84 million in Fiscal 1998. The Company used these funds to retire $260 million of debt, repurchase $120 million of its outstanding stock, and acquire four businesses at a cost of approximately $34 million.

The total net earnings for Fiscal 1999 was $24 million or $0.87 per share versus a loss of $73 million or $2.51 per share in Fiscal 1998 and earnings of $52 million or $1.57 per share in 1997.


FINANCIAL CONDITION

WORKING CAPITAL
------------------------------------------------------------------------------------------------------------------------------------
   (IN THOUSANDS)                                                                January 31, 2000            January 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                       $   11,715                  $   12,959
  Accounts and notes receivable, net                                                 242,625                     164,547
  Recoverable costs and accrued profits not yet billed                                 8,151                      99,097
  Income tax receivable                                                               26,255                      38,027
  Deferred tax asset                                                                   9,076                      10,569
  Inventories                                                                        190,947                     215,202
                                                                                ----------------------------------------------------
    Total Current Assets                                                          $  488,769                     540,401

Current Liabilities
  Notes payable                                                                   $   25,269                  $   17,468
  Accounts payable                                                                    90,163                      83,127
  Accrued payrolls and incentives                                                     18,701                      17,123
  Income tax payable                                                                   3,257                       2,931
  Current portion of long-term debt                                                    8,955                      69,488
  Other accrued liabilities                                                           65,903                      95,349
                                                                                ----------------------------------------------------
   Total Current Liabilities                                                      $  212,248                  $  285,486
                                                                                ----------------------------------------------------

Working Capital                                                                   $  276,521                  $  254,915
                                                                                  ==================================================

 Current Ratio                                                                        2.30:1                      1.89:1

Current assets decreased from $540 million to $489 million, a reduction of $51 million or 9%. Accounts and notes receivable increased $78 million, and included $61 million in amounts billed to the U.S. government which were collected in February 2000 and $8 million in notes receivable associated with marine sales. Recoverable costs declined $91 million or 92%, primarily reflecting the liquidation of the original FMTV contract. Inventories decreased by $24 million or 11%, reflecting the benefit of an inventory reduction program, partially offset by inventory buildup associated with entering the gas compression business and the acquisition of a transition supply of discontinued 2-cycle diesel engines.

Current liabilities were reduced $73 million at the end of Fiscal 1999 compared to Fiscal 1998 by the payment of $61 million in notes payable, a $29 million reduction in other accrued liabilities associated with expenditures to perform under a government directive, and the elimination of the Ave Fenix guarantee obligation retained in connection with the sale of GTO, and partially offsetting increases in accounts and notes payable.

The Company's current ratio improved from 1.89 at the end of Fiscal 1998 to 2.30 at the end of Fiscal 1999.

LONG LIVED ASSETS
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                      JANUARY 31, 2000        JANUARY 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                  $   99,844              $  101,029
Revenue earning assets, net                                                             29,690                  27,716
Deferred income tax asset                                                                  166                   7,904
Investments and other assets                                                            23,881                  28,727
                                                                                ----------------------------------------------------
                                                                                    $  153,581              $  165,376
                                                                                ====================================================

Long lived assets decreased by $12 million in Fiscal 1999. Property, plant and equipment includes acquisition costs, net of depreciation, for property, plant and equipment. Revenue earning assets, net, represents the undepreciated value of equipment used in gas compression, material handling, power generation and the air compression rental businesses. At the end of Fiscal 1998, the Company recorded deferred tax assets representing the future tax benefits of certain accrued long-term reserves, which were recovered in Fiscal 1999. The decline in investments and other assets during Fiscal 1999 was principally the result of a reduction in the long-term portion of notes receivable and the sale of certain investments.

CAPITAL STRUCTURE
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                    JANUARY 31, 2000                       JANUARY 31, 1999
                                                                Amount       Percentage             Amount       Percentage
----------------------------------------------------------------------------------------------------------- ------------------------

Long-Term Debt                                                $   78,281       18.2%               $    83,530         19.9%
Other Long-Term Liabilities                                       16,742        3.9                     16,398          3.9
Shareholders' Equity                                             335,079       77.9                    320,363         76.2
                                                            -------------------------------- ---------------------------------------
                                                              $  430,102      100.0%               $   420,291        100.0%
                                                            ================================ =======================================

The Company's capital structure consists primarily of shareholders' equity and long-term debt. The capital structure increased by $10 million during Fiscal 1999, primarily due to net earnings of $24 million (less dividends of $10 million), and a reduction of long-term debt. During Fiscal 1998, the Company repurchased 5,265,120 shares of its common stock which resulted in a reduction of shareholders' equity of $120 million. The Company's capital was further reduced in Fiscal 1998 by both the Company's net loss of $73 million and the reduction of current maturities of long-term debt totaling $69 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash liquidity included cash and cash equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends, and other financial commitments. The Company has in place an unsecured revolving debt facility that could provide up to approximately $150 million, net of a $25 million letter of credit facility, of which approximately $62 million was available at January 31, 2000, due to certain limitations as a result of modifications made effective January 31, 1999.

Based on current earnings projections, the Company expects full access to the $150 million facility during the last half of Fiscal 2000. For additional information, see "Note 9: Debt Arrangements." This revolving facility matures during Fiscal 2001.

The Company has additional banking relationships which provide uncommitted borrowing arrangements. In the event that any acquisition of additional operations, growth in existing operations, settlements of other lawsuits or disputes, changes in inventory levels, accounts receivable, tax payments or other working capital items create a permanent need for working capital or capital expenditures in excess of the existing cash and cash equivalents and committed lines of credit, the Company may seek to borrow under other long-term financing sources or to curtail certain activities.

The following table summarizes the Company's cash flows from operating, investing and financing activities as reflected in the Consolidated Statement of Cash Flows.


SUMMARIZED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  FISCAL                      Fiscal                    Fiscal
(IN THOUSANDS)                                                     1999                        1998                      1997
------------------------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by:
            Operating activities                               $  88,274                    $  428,075               $  (11,916)
            Investing activities                                 (22,020)                      (65,249)                 (14,236)
            Financing activities                                 (67,498)                     (368,854)                  36,033
                                                             -----------------------------------------------------------------------
                                                               $  (1,244)                   $   (6,028)              $    9,881
                                                             =======================================================================


Net Cash Provided By (Used In) Operating Activities
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  FISCAL                      Fiscal                    Fiscal
(IN THOUSANDS)                                                     1999                        1998                      1997
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations                 $  17,451                    $ (39,005)               $ (14,505)
Accrued postretirement benefits                                     (271)                        (237)                  (1,835)
Depreciation and amortization                                     22,298                       19,636                   22,447
Deferred income taxes, net                                        (2,310)                     (10,760)                  (3,350)
(Gain) loss on sale of business assets                            (5,804)                          53                   (4,369)
Change in operating assets and liabilities, net                   60,197                      (57,612)                  70,639
                                                             -----------------------------------------------------------------------
Net cash provided by (used in) continuing operations              91,561                      (87,925)                  69,027
Net cash (used in) provided by discontinued operations            (3,287)                     516,000                  (80,943)
                                                             -----------------------------------------------------------------------
Net cash provided by (used in) operating activities            $  88,274                    $ 428,075                $ (11,916)
                                                             =======================================================================

Net cash provided by continuing operations in Fiscal 1999 totaled $92 million and included a $60 million change in net operating assets and liabilities resulting primarily from the liquidation of the original FMTV contract and lower inventories. During Fiscal 1998 the Company's continuing operations consumed $88 million of funds, primarily caused by net losses from continuing operations, and a change in net operating assets and liabilities largely resulting from certain tax events, including the payment of income taxes associated with the sale of GTO and the accrual of certain reserves which under tax regulations were not deductible during Fiscal 1998. The cash consumed by discontinued operations in Fiscal 1997 reflects the net results of the GTO activities, whereas in Fiscal 1998 cash provided by discontinued operations represents the net collection of the proceeds from the sale of the GTO business. Usage in Fiscal 1999 was related to disposition of an investment and related obligations pertaining to a power generation plant in Argentina.

Net Cash Used In Investing Activities
------------------------------------------------------------------------------------------------------------------------------------
                                                                 FISCAL              Fiscal              Fiscal
(IN THOUSANDS)                                                    1999                1998                1997
------------------------------------------------------------------------------------------------------------------------------------


Expenditures for property, plant and equipment                $  (38,573)           $  (39,565)       $  (31,778)
Proceeds from sale of business assets                              8,303                 4,597            22,773
Acquisition of businesses                                         (5,832)              (33,659)           (8,729)
Disposal of property, plant and equipment                         14,082                 3,378             3,498
                                                              ----------------------------------------------------------------------
Net cash used in investing activities                         $  (22,020)           $  (65,249)       $  (14,236)
                                                              ======================================================================

During Fiscal 1999, 1998, and 1997, the Company invested significant amounts into property, plant and equipment to expand its existing businesses. Fiscal 1999 expenditures included approximately $20.4 million in revenue earning assets and $18.2 million in normal plant and equipment. In addition, the Company sold approximately $16 million of revenue earning assets in Fiscal 1999 to third parties. Fiscal 1998 included expenditures of $13.1 million related to the acquisition and buildup of the Company's gas compression rental fleet.

Proceeds from sale of business assets in Fiscal 1999 totaled $8 million and consisted of sale of investments in (1) GFI Control Systems, Inc., a gaseous fuel injection joint venture located in Ontario, Canada ($4 million); and (2) Syracuse Orange Partners, L.P., a cogeneration facility located in Syracuse, New York ($3 million); and (3) a facility in North Dakota ($1 million).

Acquisitions of businesses in Fiscal 1999 consisted of the purchase of Thermo King of Northern California for approximately $6 million.

Business acquisitions in Fiscal 1998 included the assets of Compression Specialties, Inc., a Wyoming based gas compression leasing and service company ($9 million), the stock of IPSC Co., Inc., the Deutz engine distributor for Louisiana, Mississippi, Arkansas, and Western Tennessee, ($4.2 million), the Deutz distributorship franchise for Texas, Oklahoma, and Kansas from Harley Equipment Company, H & H Rubber, Inc., a manufacturer of specialty rubber products, for ($4 million), and Tug Manufacturing Corporation, an airline ground support equipment manufacturer, for approximately $13 million in cash and $3 million in additional purchase price to be paid ratably over three years. During October 1998, the Company sold the net assets of Carson Cogeneration LLP (discussed below).

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

Net Cash (Used In) Provided By Financing Activities
------------------------------------------------------------------------------------------------------------------------------------
                                                                 FISCAL              Fiscal              Fiscal
(IN THOUSANDS)                                                    1999                1998                1997
------------------------------------------------------------------------------------------------------------------------------------


Additions to long-term borrowings                             $  16,234            $   25,000        $  76,153
Payments on long-term borrowings                                (82,016)             (242,780)         (37,329)
Net short-term borrowings (payments)                              7,801               (22,714)           7,000
Dividends paid                                                   (9,517)               (9,758)         (11,286)
Repurchase of common stock                                            -              (120,000)               -
Proceeds from exercise of stock options                               -                 1,398            1,495
                                                              ---------------------------------------------------------------------
Net cash (used in) provided by financing activities           $ (67,498)           $ (368,854)       $  36,033
                                                              =====================================================================

Effective as of January 31, 1999, the Company obtained certain modifications to its unsecured revolving line of credit, which among other things, adjusted its interest rate options and modified certain covenants dealing with debt levels, interest coverage, investments, and levels of retained earnings. Under this amendment, the most commonly used interest rate option increased by approximately 150 basis points. In addition to the revolving credit facility, the Company has $75 million in senior notes outstanding. The senior notes are unsecured and were issued pursuant to an agreement containing a covenant which imposes a debt to total capitalization requirement.

Payment of cash dividends on common stock totaled $9.5 million and $9.8 million during Fiscal 1999 and 1998, respectively. There has been no change in the dividends per share during these years, and the decline in total dividends results from the Company's repurchase of 5,265,120 shares of its outstanding stock. Cash dividends represented 55%, 82% and 75% of net earnings from continuing operations before special items for Fiscal 1999, 1998 and 1997, respectively. The Company uses funds from operations, along with borrowings, to pay dividends.

ACCOUNTING DEVELOPMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE
INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In February 1998, SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POST EMPLOYMENT BENEFITS was issued. In June, 1998, FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was subsequently amended by FAS No. 137. In December, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin
(SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

SFAS No. 130 requires disclosure of comprehensive income, which consists of all changes in equity from non-shareholder sources. SFAS No. 131 requires that segment reporting for public reporting purposes be conformed to the segment reporting used by management for internal purposes. SFAS No. 132 standardizes the disclosure requirements of Statements No. 87 and No. 106. The adoption of these statements did not impact the Company's consolidated financial position, results of operations or cash flows, but is limited to the form and content of the Company's disclosures. Since most of the information required under these statements is currently disclosed, their adoption does not materially change the Company's current disclosures. SFAS No. 133 establishes new accounting and disclosure standards for derivative instruments. SAB No. 101 provides detailed guidance on the recognition of revenue. However, the Company believes the future adoption of these statements will not have a material impact on its results of operations or financial position.

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

BUSINESS OUTLOOK

During Fiscal 1999 and 1998, both the Power Products segment and the Petroleum Equipment segment were adversely affected by depressed prices for oil and gas. The Company reacted by adopting programs to reduce costs associated with these business segments. These programs included disposition of several unprofitable branches, implementation of turnaround plans for under-performing branches, and better integration of recently acquired operations into the business segments. In addition, the Company took action to reduce working capital requirements by increasing inventory turnover and accelerating collection of accounts receivable. Performance measurements systems have been restructured to focus on these areas. The Company expects that these efforts will result in improved operating margins and return on assets in both segments. The recent increase in oil and gas prices is expected to provide opportunities for improved sales in Fiscal 2000.

During Fiscal 1998, the U.S. Army directed the Company to make certain changes in the drive train components of all vehicles produced under the first FMTV contracts. The Company made a decision to refit all fielded vehicles and to fund the $40 million estimated cost to perform that work. The Company commenced the installation of the directed changes during Fiscal 1999 and, subject to availability of vehicles, expects to complete the changes during the second quarter of Fiscal 2000. The Company will submit Requests for Equitable Adjustments or claims under the FMTV contracts seeking compensation for the additional costs relating to this directive. In addition, the Company filed a certified claim with the U.S. Army for $48 million seeking recovery of additional costs incurred under the initial FMTV contracts as a result of other changes and delays caused or directed by the government. The U.S. Army denied the Company's claim, and the parties have agreed in principal to engage in non-binding arbitration. Management believes that the FMTV contracts provide a legal basis for the claims. However, due to the inherent uncertainties in the claims resolution process, the Company has expensed the cost relating to these matters. Since the costs associated with these claims have been expensed, any future recovery of these amounts will be treated as income in the period which these matters are resolved.

In the first half of Fiscal 1999, the Company was in a production hiatus between the original FMTV contracts and the new FMTV contracts. During this period, the Company made several changes to the management and production processes intended to improve the performance of the Tactical Vehicle Systems segment. These changes included the reduction of both direct and indirect personnel, improvements in materials management, and reductions in cash flow cycle times. The Company was paid a higher sales price per truck on some trucks sold in Fiscal 1999 to compensate the Company for costs incurred during the production shut-down. Additionally, the Company commenced the installation of the directed changes to the drive train components during Fiscal 1999. The Company expects that the changes discussed above will have a positive impact on operating margins, cash flow, and return on assets in the Tactical Vehicles Systems segment.

The acquisition of Tug Manufacturing Corporation in late 1998, coupled with increased sales of previously existing products resulted in a tripling of sales volume in Fiscal 1999 compared with Fiscal 1998. In addition, Fiscal 1999 operations were impacted by $5 million in charges for new product development expenditures. These actions, coupled with organizational restructuring, new product introductions, and increasing service revenues should position the business for profitable growth in the future.

GOVERNMENT CONTRACTING FACTORS

Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims, including claims for additional taxes, often extend over prolonged periods of time. The Company's ultimate profitability on such contracts will depend on the eventual outcome of an equitable settlement of contractual issues with the U.S. Government. Due to uncertainties inherent in the estimation and claim negotiation process, no assurances can be given that management's estimates will be accurate, and variances between such estimates and actual results could be material.

During Fiscal 1998, the Company was awarded a new multi-year contract that will extend production of the FMTV into 2002 (or 2003 if the government exercises its option to purchase additional vehicles). The funding of the new FMTV contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contract must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. As of January 31, 2000, funding in the amount of $342 million for the new FMTV contract had been authorized and appropriated by the U.S. Congress. If the new FMTV contract is terminated other than for default, the FMTV contracts provide for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

The Company's government contract operations are subject to U.S. Government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on government procurement regulations, under certain circumstances a contractor can be fined, as well as suspended or debarred from government contracting. In this event, the Company would also be unable to sell equipment or services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation, and similar government agencies, or otherwise receive the benefits of federal assistance payments during a suspension or debarment.

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

The Company did not experience any year 2000 problems that, in the Company's opinion, materially and adversely affected its consolidated financial condition. The Company established a team to address the potential impacts of the year 2000 on each of its critical business functions. The team assessed the Company's critical date-sensitive technology, including its information systems, computer equipment and other systems used in its various operations, and the Company completed the process of modifying or replacing those systems to be year 2000 compliant. The final modification costs were approximately $2 million. The majority of those costs were attributable to the purchase of new computer equipment. Systems modification costs were expensed as incurred and costs associated with new equipment were capitalized and will be amortized over the life of the product.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Stewart & Stevenson's market risk results from volatility in interest rates and foreign currency exchange rates. This risk is monitored and managed.

Stewart & Stevenson's exposure to interest rate risk relates primarily to its debt portfolio. To limit interest rate risk on borrowings, the Company targets a portfolio within certain parameters for fixed and floating rate loans taking into consideration the interest rate environment and the Company's forecasted cash flow. This policy limits exposure to rising interest rates and allows the Company to benefit during periods of falling interest rates. The Company's interest rate exposure is generally limited to its short-term uncommitted bank credit facilities and its unsecured revolving credit notes. See "Liquidity and Capital Resources."

The table below provides information about the Company's market sensitive financial instruments and constitutes a forward-looking statement.


                         PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                   (IN THOUSANDS)
                                                      Fiscal Year Ending January 31,
                    ----------------------------------------------------------------------------------------------------------------
                        2001            2002             2003              2004            2005               Thereafter
                    ----------------------------------------------------------------------------------------------------------------
Fixed Rate
  Long-term Debt     $  8,705        $ 20,215         $  254           $  30,235        $     -               $ 25,000

Average Interest Rate    9.06%           7.13%         16.90%               7.36%                                 7.38%

Floating Rate
  Long-term Debt     $    250        $    250         $  727           $     250        $   250                $ 1,100

The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Generally, the Company's contracts provide for payment in U.S. Dollars and the Company does not maintain significant foreign currency cash balances. Foreign subsidiaries have in-country working capital loans, which limit the exposure to foreign currency exchange rate fluctuations. Certain suppliers, suppliers for the FMTV contract, bill in foreign currency. The Company may enter into forward contracts to hedge these specific commitments and anticipated transactions but not for speculative or trading purposes. The following table lists the foreign currency forward contracts outstanding at the close of Fiscal 1999.



                      Contract Amount by Expected Maturity
                                 (IN THOUSANDS)
                                                                                Fiscal Years Ending
                                                                                     January 31
                                                                                -------------------------
                                                                                  2000             2001
                                                                                  ----             ----
Foreign contracts to Purchase Foreign Currencies for U.S. Dollars

German Mark                                                                    $  1,397          $  473
Average Contractual Exchange Rate                                                1.8817          1.8615

Austrian Schilling                                                             $  3,131        $  1,349
Average Contractual Exchange Rate                                                13.321          13.089

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Stewart & Stevenson Services, Inc.

We have audited the accompanying consolidated statements of financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000 are in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP

Houston, Texas
March 22, 2000


STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        FISCAL                    Fiscal
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                    1999                      1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
     Cash and cash equivalents                                                        $   11,715              $   12,959
     Accounts and notes receivable, net                                                  242,625                 164,547
     Recoverable costs and accrued profits not yet billed                                  8,151                  99,097
     Income tax receivable                                                                26,255                  38,027
     Deferred tax asset                                                                    9,076                  10,569
     Inventories                                                                         190,947                 215,202
                                                                                      ----------------------------------------------
          Total Current Assets                                                           488,769                 540,401
Property, Plant and Equipment, net                                                       129,534                 128,745
Deferred Income Tax Asset                                                                    166                   7,904
Investments and Other Assets                                                              23,881                  28,727
                                                                                      ----------------------------------------------
                                                                                      $  642,350              $  705,777
                                                                                      ==============================================
Liabilities and Shareholders' Equity
Current Liabilities
     Notes payable                                                                    $   25,269              $   17,468
     Accounts payable                                                                     90,163                  83,127
     Accrued payrolls and incentives                                                      18,701                  17,123
     Income tax                                                                            3,257                   2,931
     Current portion of long-term debt                                                     8,955                  69,488
     Other accrued liabilities                                                            65,903                  95,349
                                                                                      ----------------------------------------------
          Total Current Liabilities                                                      212,248                 285,486
Commitments and Contingencies (See Note 7)
Long-Term Debt                                                                            78,281                  83,530
Deferred Income Tax                                                                          958                      43
Accrued Postretirement Benefits                                                           12,748                  13,019
Deferred Compensation                                                                      2,436                   3,336
Other Long-Term Liabilities                                                                  600                       -
Shareholders' Equity
   Common Stock, without par value, 100,000,000 shares authorized at January 31,
      2000 and 1999; 27,992,203 and 27,984,035 shares issued at
      January 31, 2000 and 1999, respectively                                             47,722                  47,819
   Retained earnings                                                                     287,357                 272,544
                                                                                      ----------------------------------------------
          Total Shareholders' Equity                                                     335,079                 320,363
                                                                                      ----------------------------------------------
                                                                                      $  642,350              $  705,777
                                                                                      ==============================================

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

 -----------------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS, EXCEPT PER SHARE DATA)                                          FISCAL 1999       Fiscal 1998       Fiscal 1997
 -----------------------------------------------------------------------------------------------------------------------------------

 Sales                                                                          $  911,702        $ 1,206,772       $ 1,115,034
 Cost of sales                                                                     776,864          1,178,088         1,032,049
                                                                                ----------------------------------------------------
 Gross profit                                                                      134,838             28,684            82,985
                                                                                ----------------------------------------------------
 Selling and administrative expenses                                               109,038             90,857            75,619
 Interest expense                                                                    9,991             12,244            15,440
 Special charges, net                                                                    -                  -            18,983
 Other income, net                                                                  (7,396)           (12,706)           (4,867)
                                                                                ----------------------------------------------------
                                                                                   111,633             90,395           105,175
                                                                                ----------------------------------------------------

 Earnings (loss) from continuing operations before income taxes                     23,205            (61,711)          (22,190)
 Income tax expense (benefit)                                                        8,642            (22,804)           (8,075)
                                                                                ----------------------------------------------------
 Earnings (loss) from continuing operations of consolidated companies               14,563            (38,907)          (14,115)
 Equity in net earnings (loss) of unconsolidated affiliates                            142                (98)             (390)
 Gain on sale of investment, net of tax of $847                                      2,746                   -                 -
                                                                                ----------------------------------------------------
 Net earnings (loss) from continuing operations                                     17,451            (39,005)          (14,505)
 Net earnings from discontinued operations, net of tax of  $1,920 (See Note 2)           -                   -            5,424
 Gain (loss) on disposal of discontinued operations, net of tax of $4,112,
 $(21,985), and $35,297 (See Note 2)                                                 6,879            (33,979)           61,344
                                                                                ----------------------------------------------------
 Net earnings (loss)                                                            $   24,330        $   (72,984)      $    52,263
                                                                                ====================================================

 Weighted average shares outstanding

     Basic                                                                          27,989             29,006            33,184
     Diluted                                                                        28,042             29,006            33,250

 Earnings (loss) per share:  Basic and Diluted

     Continuing operations                                                      $     0.62        $     (1.34)      $     (0.44)
     Discontinued operations                                                             -                   -             0.16
     Gain (loss) on disposal of discontinued operations                               0.25              (1.17)             1.85
                                                                                ----------------------------------------------------
     Net earnings (loss) per share                                              $     0.87        $     (2.51)      $      1.57
                                                                                ====================================================


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                             Common              Retained              Treasury
 (IN THOUSANDS)                                              Stock               Earnings                Stock             Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of Fiscal 1996                            $  164,959             $ 314,309              $  (33)        $  479,235
  Net earnings                                                    -                52,263                   -             52,263
  Cash dividends                                                  -               (11,286)                  -            (11,286)
  Exercise of stock options                                   1,495                     -                   -              1,495
                                                         ---------------------------------------------------------------------------
Balance at end of Fiscal 1997                               166,454               355,286                 (33)           521,707
  Net loss                                                        -               (72,984)                  -            (72,984)
  Cash dividends                                                  -                (9,758)                  -             (9,758)
  Issuance of common stock and exercise of stock options      1,398                     -                   -              1,398
  Repurchase and cancellation of shares                    (120,033)                    -                  33           (120,000)
                                                         ---------------------------------------------------------------------------
Balance at end of Fiscal 1998                                47,819               272,544                   -            320,363

  Net earnings                                                    -                24,330                   -             24,330
  Cash dividends                                                  -                (9,517)                  -             (9,517)
  Repurchase and cancellation of shares                         (97)                    -                   -                (97)
                                                         ---------------------------------------------------------------------------

Balance at end of Fiscal 1999                            $   47,722             $ 287,357              $    -          $ 335,079
                                                         ===========================================================================


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                  FISCAL             Fiscal          Fiscal
(IN THOUSANDS)                                                                     1999               1998            1997
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net earnings (loss) from continuing operations                                 $ 17,451             $(39,005)      $ (14,505)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
    Accrued postretirement benefits                                                 (271)                (237)         (1,835)
    Depreciation and amortization                                                 22,298               19,636          22,447
    Deferred income taxes, net                                                    (2,310)             (10,760)         (3,350)
    (Gain) loss on sale of business assets                                        (5,804)                  53          (4,369)
     Change in operating assets and liabilities net of the effect of acquisition, divestiture and discontinued operations:
         Accounts and notes receivable, net                                      (76,192)              31,318         (13,699)
         Recoverable costs and accrued profits not yet billed                     90,946               39,111          18,167
         Inventories                                                              24,839              (35,711)        (17,596)
         Accounts payable                                                          8,077              (14,465)        (32,700)
         Current income taxes, net                                                20,442             (122,815)         23,043
         Other current liabilities                                               (13,805)              33,421          79,947
         Other--principally long-term assets and liabilities                       5,890               11,529          13,477
                                                                                ---------------     ---------------  --------------
  NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS                            91,561              (87,925)         69,027
  NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                          (3,287)             516,000         (80,943)
                                                                                ---------------     ---------------  ---------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             88,274              428,075         (11,916)

Investing Activities
  Expenditures for property, plant and equipment                                 (38,573)             (39,565)        (31,778)
  Proceeds from sale of business assets (See Note 15)                              8,303                4,597          22,773
  Acquisition of businesses (See Note 15)                                         (5,832)             (33,659)         (8,729)
  Disposal of property, plant and equipment                                       14,082                3,378           3,498
                                                                                ---------------    --------------    -------------
    NET CASH USED IN INVESTING ACTIVITIES                                        (22,020)             (65,249)        (14,236)

FINANCING ACTIVITIES
  Additions to long-term borrowings                                               16,234               25,000          76,153
  Payments on long-term borrowings                                               (82,016)            (242,780)        (37,329)
  Net short-term borrowings (payments)                                             7,801              (22,714)          7,000
  Dividends paid                                                                  (9,517)              (9,758)        (11,286)
  Repurchase of common stock                                                           -             (120,000)              -
  Exercise of stock options                                                            -                1,398           1,495
                                                                                 --------------    --------------    -------------

    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (67,498)            (368,854)         36,033
                                                                                 --------------    ---------------   --------------
Increase (decrease) in cash and cash equivalents                                  (1,244)              (6,028)          9,881
Cash and cash equivalents, beginning of fiscal year                               12,959               18,987           9,106
                                                                                 ---------------    ---------------  -------------
Cash and cash equivalents, end of fiscal year                                   $ 11,715            $  12,959        $ 18,987
                                                                                ===============    ===============   ============
Non-Cash Activities:
  Transfer of inventory to fixed assets - Continuing operations                 $      -            $       -        $  4,712
  Transfer of inventory to fixed assets - Discontinued operations               $      -            $       -        $  4,015


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

FISCAL YEAR: The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 1999" commenced on February 1, 1999 and ended on January 31, 2000.

CONSOLIDATION: The consolidated financial statements include the accounts of Stewart & Stevenson Services, Inc. and all enterprises in which the company has a controlling interest. Investments in other partially-owned enterprises in which ownership ranges from more than 20 percent to 50 percent or less are generally accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

STOCK-BASED COMPENSATION: The Company applies Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. Pro forma disclosure of the compensation expense determined under the fair-value provision of Statement of Financial Accounting
Standard (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION has been provided. (See Note 11: Common Stock.)

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

CONTRACT REVENUES AND COSTS: Generally, revenue is recognized when a product is shipped or accepted by the customer, except for certain equipment products, where revenue is recognized using the percentage-of-completion method. The revenues of the Tactical Vehicle Systems segment are generally recognized under the units-of-production method, whereby sales and cost of the units produced under the Family of Medium Tactical Vehicle ("FMTV") contracts are recognized as units are substantially completed. Profits realized on contracts are based on the Company's estimates of revenue value and costs. Changes in estimates for revenues, costs, and profits are recognized in the period which they are determinable using the cumulative catch-up method of accounting. In certain cases, the estimated revenue values include amounts expected to be realized from contract adjustments when recovery of such amounts are probable. Any anticipated losses on contracts are charged in full to operations in the period in which they are determinable.

DEPRECIABLE PROPERTY: The Company depreciates property, plant and equipment over their estimated useful lives, using both accelerated and straight-line methods. Expenditures for property, plant and equipment are capitalized and carried at cost. All long-lived assets are periodically reviewed to determine whether a change in circumstances indicates that the carrying amount of the asset may not be recoverable. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

INTERNAL-USE SOFTWARE COSTS: Internal and external costs incurred to develop internal-use computer software are capitalized, except for certain costs such as training. The cost of business process reengineering activities and training are expensed as incurred.

FOREIGN EXCHANGE CONTRACTS: The Company occasionally enters into forward exchange contracts only as a hedge against certain economic exposures and not for speculative or trading purposes. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. As a result, they do not subject the Company to risk from exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged. At the close of Fiscal 1999, the Company had $6.4 million in forward contracts to purchase foreign currencies. The counterparties to these contracts are major financial institutions, therefore the Company believes the risk of default is minimal.

OTHER OFF-BALANCE SHEET RISKS: The Company has entered into certain contracts whereby it has guaranteed the repayment of a customer's debt to third party lenders. (See Note 7: Commitments and Contingencies.)

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist primarily of cash equivalents, trade receivables, trade payables and debt instruments. The recorded values of cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values. Generally, the Company's notes receivable and payable have interest rates which are tied to current market rates. The fair market value of the senior notes is $72.7 million at January 31, 2000, which are recorded at a book value of $75 million. The Company estimates that the recorded value of all other of its financial instruments approximates market values.

WARRANTY COSTS: Expected warranty and performance guarantee costs are accrued as revenue is recorded, based on both historical experience and contract terms.

EARNINGS PER SHARE: As of January 31, 1998 the Company adopted, SFAS No. 128 EARNINGS PER SHARE, which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if all securities or other contracts to issue common stock were exercised or converted into common stock. During Fiscal 1999 and 1997, 53,000 and 66,000 stock options, respectively, were deemed to be dilutive. There were no stock options during Fiscal 1998 which were deemed to be dilutive.

USE OF ESTIMATES AND ASSUMPTIONS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates have been made by management with respect to (1) future obligations associated with a government directive to change the FMTV truck configuration, (2) future obligations associated with guarantees, (3) the outcome of ongoing governmental investigations and outstanding litigation, (4) losses related to uncollectible receivables, and (5) inventory carrying values. Actual results could differ from those estimates making it reasonably possible that a change in these estimates could occur in the near term.

RECLASSIFICATIONS: The accompanying consolidated financial statements for prior fiscal years contain certain reclassifications to conform with the presentation used in Fiscal 1999. The consolidated financial statements have been restated to reflect the Company's Gas Turbine Operations as a discontinued operation.

NEW ACCOUNTING PRONOUNCEMENTS: In April, 1998 Statement of Position ("SOP") No. 98-5 REPORTING ON COSTS OF START UP ACTIVITIES was issued by the American Institute of Certified Public Accountants. The statement requires costs of start-up activities and organizational costs to be expensed as incurred. Initial application of the statement did not have a material cumulative effect on results of operations and financial position.

In June 1997, SFAS No. 130, REPORTING COMPREHENSIVE INCOME was issued. SFAS No. 130 requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. This statement does not have any impact as the Company currently does not enter into transactions which result in material charges (or credits) directly to equity (such as additional minimum pension liability charges, currency translation adjustments or unrealized gains and losses on available-for-sale securities, etc.).

Effective January 31, 1999, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes new standards for segment reporting which are based on the way management organizes segments within a company for making operating decisions and assessing performance. In connection with the sale of the Gas Turbine Operations (GTO) and in response to these new standards, the Company reorganized its business segments. The Company's financial reporting segments consist of Power Products, Tactical Vehicle Systems, Petroleum Equipment, Airline Products and Other Business Activities. (See Note 4: Segment Data.)

In June 1998, SFAS No. 132 - EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POST EMPLOYMENT BENEFITS was issued. This statement standardizes the disclosure requirements of SFAS No. 87 and No. 106, and the Company adopted the provisions of this statement for Fiscal 1998. (See Note 10: Employee Pension and Other Benefit Plans).

In June 1998, FASB issued SFAS No. 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and hedging activities. Adoption of SFAS No. 133 was initially required on or before February 1, 2000. However, in June, 1999, the FASB issued SFAS No. 137 which delayed the required implementation date of SFAS No. 133 to no later than February 1, 2001. The Company believes that the future adoption of SFAS No. 133 will not have a material effect on its results of operations or financial position.

In December, 1999 the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION. This bulletin provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The bulletin is not intended to change existing authoritative literature. However, in instances in which the guidance requires a change from one acceptable method of recognizing revenue to another method, this change would be effective for the Company's quarter ended July 31, 2000. The Company is currently evaluating the impact that this bulletin will have on the Company.

NOTE 2: DISCONTINUED OPERATIONS

During Fiscal 1997, the Company completed the sale of the net assets of GTO to General Electric Company ("GE") for $600 million, with a subsequent downward adjustment of $84 million in Fiscal 1998. GTO manufactured and serviced gas turbine driven equipment and associated spare parts, provided contract operation and maintenance services for power generation and petrochemical processing facilities, and engaged in the development and turnkey construction of power generation projects. The results of the GTO have been classified as discontinued operations in the accompanying financial statements. Net earnings from discontinued operations for the eight months ended September 30, 1997 (the pre-measurement period) includes interest expense of approximately $10 million, which was allocated based on the ratio of net assets to be discontinued to the sum of the total net assets of the consolidated entity. The gain on disposal of discontinued operations includes interest expense of approximately $4 million, allocated using the same method.

In the third quarter of Fiscal 1998, the Company reached an agreement with GE regarding certain contractual adjustments to the purchase price and other matters related to the sale of GTO. The agreement required the Company to pay GE $84 million, resulting in an after tax charge, net of accruals, of $20 million to net loss from discontinued operations. In the fourth quarter of Fiscal 1998, it became probable that the Company would be required to perform under a debt guarantee related to the Company's investment in a power generation facility in Argentina. Accordingly, the Company recorded the probable liability of $14 million, net of tax. During the fourth quarter of Fiscal 1999, the Company disposed of this investment and related obligations resulting in a $7 million, net of tax gain. The guarantee arose as part of the Company's Gas Turbine Operations, accordingly, the gain has been reflected as a gain on disposal of discontinued operations.

Summarized operating results of discontinued operations are as follows:

-----------------------------------------------------------------------------------------------
(IN THOUSANDS)                                  FISCAL 1999       Fiscal 1998     Fiscal 1997
-----------------------------------------------------------------------------------------------
                                                                (Unaudited)
Sales                                                 -              -            $404,172
Gross profit                                          -              -              35,643
Income tax expense                                    -              -               1,920
Net earnings from discontinued
   operations, net of tax                             -              -               5,424
Gain  (loss) on disposal of discontinued
   operations, net of tax                        $ 6,879        $(33,979)           61,344

NOTE 3: SPECIAL ITEMS AND EVENTS

Included in Fiscal 1998 net earnings (loss) from continuing operations are the effects of three significant nonrecurring events including (1) a $36.8 million charge related to a series of claims under the FMTV program, (2) a $40 million charge for estimated costs associated with a government directive to make certain changes in the drive train components of the FMTV, (3) a $10 million charge for cost overruns and superseded materials on the original FMTV contracts and (4) $9 million of interest income earned on the proceeds from the sale of the GTO.

On December 17, 1998, following an extensive period of negotiations with the U.S. Army seeking to amicably resolve certain requests for equitable adjustments for additional costs incurred by the Company due to delays and changes caused by the government during the initial truck contract, the Company filed a certified claim with the U.S. Army seeking recovery of the additional costs. Management believes that the FMTV contract provides a legal basis for the claim. However, due to the inherent uncertainties in the claims resolution process, the Company has fully reserved all recoveries relating to the claim. The Company will continue to pursue recovery of all amounts claimed. Any compensation received from the U.S. Army related to this matter will be recorded in the period in which the additional compensation is awarded.

In the fourth quarter of Fiscal 1998, the Company made a decision to refit all fielded vehicles and fund the $40 million estimated cost to perform that work. The Company will submit a claim under the original FMTV contract, seeking compensation for those additional costs related to the directive. Any additional compensation received from the U.S. Army related to this matter will be recorded in the period in which the additional compensation is awarded.

During Fiscal 1997 the Company incurred a $10 million charge relating to the resolution of litigation arising from a 1987 contract to supply diesel generator sets for installation at long range radar sites in Saudi Arabia. Also during Fiscal 1997 the Company recorded a special charge of $13.4 million relative to the settlement of a government claim and special gain of $4.4 million related to the sale of the Company's John Deere franchise in Houston, Texas. (See Note 15:
Acquisitions and Divestitures.)

NOTE 4: SEGMENT DATA

The Power Products segment includes the marketing of diesel engines, automatic transmissions, material handling equipment, transport refrigeration units, and construction equipment and related parts and service. The Tactical Vehicle Systems segment includes the designing, manufacturing and marketing of tactical vehicles, primarily 2 1/2-ton and 5-ton trucks under contract with the United States Army. The Petroleum Equipment segment includes the design, manufacturing, and marketing of specialty equipment for the oilfield service market. The Airline Products segment includes the design, manufacturing and marketing of airline ground support equipment and railcar movers. Other business activities not included in a business segment for reporting purposes principally include fabrication of gas compression equipment and operating gas compression equipment under maintenance or lease agreements and financial services. Corporate assets, consisting primarily of cash and cash equivalents and investments, are included in "Other Business Activities".

The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intersegment eliminations.

The Company markets its products and services throughout the world and is not dependent upon any single geographic region or single customer. Other than the U.S. Government, no single group or customer represents greater than 10% of consolidated sales in any of the last three fiscal years. Export sales, including sales to domestic customers for export, for Fiscal 1999, 1998 and 1997 were $93.5 million, $84.7 million, and $65.7 million, respectively. Export sales to any single geographic region in Fiscal 1999, 1998 and 1997 were not material to consolidated sales.


Financial information relating to industry segments is as follows:
---------------------------------------------------------------------------------------------------------------------------------
                                                          Operating
                                                          Profit         Identifiable        Capital              Depreciation
(IN THOUSANDS)                     Sales                  (Loss)           Assets           Expenditures         and Amortization
---------------------------------------------------------------------------------------------------------------------------------

FISCAL 1999
Power Products                      $ 536,236           $   15,244        $ 323,501        $  16,166            $   13,641
Tactical Vehicle Systems              150,884               30,217           75,977            4,747                 2,879
Petroleum Equipment                    82,085                2,099           66,303              660                 2,291
Airline Products                      104,785               (3,697)          53,631            1,459                   640
Other Business Activities              37,712                 (652)         122,938           15,541                 2,847
                                 ---------------      ---------------   ---------------    ---------------    ---------------
   Total                            $ 911,702           $   43,211        $ 642,350        $  38,573            $   22,298
                                 ===============      ===============   ===============    ===============    ===============

FISCAL 1998
Power Products                      $ 555,507           $   23,638        $ 334,234        $  17,409             $  11,396
Tactical Vehicle Systems              455,399              (77,717)         113,721            1,434                 3,120
Petroleum Equipment                   115,800               10,245           96,874            4,771                 2,634
Airline Products                       32,603                 (630)          25,479              114                    37
Other Business Activities              47,463               (4,476)         135,469           15,837                 2,449
                                  ---------------     ---------------   ---------------    ---------------    ---------------
   Total                           $1,206,772           $  (48,940)       $ 705,777        $  39,565              $ 19,636
                                  ===============     ===============   ===============    ===============    ===============

FISCAL 1997
Power Products (1)                  $ 558,393           $   34,120        $ 307,232        $  17,308              $  9,887
Tactical Vehicle Systems              396,734              (10,005)         179,260            1,509                 8,312
Petroleum Equipment                    83,096                5,695           60,214            7,358                 1,428
Airline Products                       35,975               (3,409)          18,925                -                     -
Other Business Activities              40,836               (1,924)          87,016            5,603                 2,820
Discontinued Operations                     -                    -          600,000                -                     -
                                 ---------------      ---------------   ---------------    ---------------    ---------------
   Total                           $1,115,034           $   24,477       $1,252,647        $  31,778              $ 22,447
                                 ===============      ===============   ===============    ===============    ===============


(1) Operating profit of Power Products for Fiscal 1997 includes the $4,369 gain on the sale of a construction equipment franchise.

A reconciliation of operating profit (loss) to earnings (loss) from continuing operations before income taxes is as follows:


---------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                     FISCAL                  Fiscal                    Fiscal
                                                                    1999                    1998                      1997
---------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                         $  43,211               $ (48,940)               $   24,477
Corporate expenses, net                                           (10,044)                (11,452)                   (9,816)
Non-operating interest income                                          29                  10,925                     1,941
Interest expense                                                   (9,991)                (12,244)                  (15,440)
Settlement of litigation and special charge                             -                       -                   (23,352)
                                                                ------------           ------------               -----------

Earnings (loss) from continuing operations before income taxes  $  23,205               $ (61,711)               $  (22,190)
                                                                ============           ============              ============

NOTE 5: CONTRACTS IN PROCESS

Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts in process are classified as current assets. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as current liabilities. Summarized below are the components of the amounts:



----------------------------------------------------------------------------------------------------------------------------------
                                                                                             FISCAL                       Fiscal
(IN THOUSANDS)                                                                                1999                         1998
----------------------------------------------------------------------------------------------------------------------------------

Costs incurred on uncompleted contracts                                                 $  83,059                   $ 1,467,957
Accrued profits                                                                             2,290                         8,655
                                                                                       -------------------         ---------------
                                                                                           85,349                     1,476,612
Less:  Customer progress payments                                                         (77,198)                   (1,377,739)
                                                                                       --------------------        ---------------
                                                                                        $   8,151                   $    98,873
                                                                                       ====================         ==============
Included in the statements of financial position:
       Recoverable costs and accrued profits not yet billed                             $   8,807                    $   99,097
       Billings on uncompleted contracts in excess of incurred costs and accrued profits     (656)                         (224)
                                                                                       --------------------         --------------
                                                                                        $   8,151                    $   98,873
                                                                                       ====================         ==============


Recoverable costs and accrued profits related to the Tactical Vehicle Systems segment include direct costs of manufacturing and engineering and allocable overhead costs. Generally, overhead costs include general and administrative expenses in accordance with generally accepted accounting principles and are charged to cost of sales at the time revenue is recognized. Capitalized general and administrative costs remaining in recoverable costs and accrued profits not yet billed amounted to $4.1 million and $14.0 million at January 31, 2000 and 1999, respectively. The Company's total general and administrative expenses incurred, including amounts capitalized and charged to cost of sales under the FMTV contract, totaled $89.3 million, $105.9 million, and $88.2 million in Fiscal 1999, 1998 and 1997, respectively.

The United States Government has a security interest in unbilled amounts associated with contracts that provide for performance based payments.

In accordance with industry practice, recoverable costs and accrued profits not yet billed include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year.

NOTE 6: INVENTORIES

Summarized below are the components of inventories, net of customer deposits:

-------------------------------------------------------------------------------
                                 FISCAL                    Fiscal
(IN THOUSANDS)                    1999                      1998
----------------------------------------------------------------------------

Power Products              $   150,844                  $  182,894
Petroleum Equipment              30,151                      40,560
Airline Products                 26,029                      10,079
Other Business Activities        33,762                      30,143
Excess of current cost
over LIFO values                (49,839)                    (48,474)
                           --------------               --------------
  Total Inventories          $  190,947                  $  215,202
                           ==============               ==============

The Company's inventory classifications correspond to its reportable segments. The Power Products segment's inventory consists primarily of industrial equipment, equipment under modification and parts held in the Company's distribution network for resale. As a custom packager of power systems to customer specifications, the Petroleum Equipment, Airline Products, and Other Business Activities segments' inventory consists primarily of work-in-process which includes purchased and manufactured components in various stages of assembly.

NOTE 7: COMMITMENTS AND CONTINGENCIES

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled approximately $6.9 million at the close of Fiscal 1999. Also outstanding at the end of Fiscal 1999 was a $1.5 million letter of credit issued to support a foreign currency loan of an unconsolidated affiliate.

The Company's government contract operations are subject to U.S. Government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on government procurement regulations, under certain circumstances a contractor can be fined, as well as suspended or debarred from government contracting. In that event, the Company would also be unable to sell equipment or services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation, and similar government agencies during a suspension or debarment.

The Company entered an Administrative Agreement with the United States Air Force that imposes certain requirements on the Company intended to assure the U.S. Air Force that the Company is a responsible government contractor. Under this agreement, the Company has established and maintains a program to ensure compliance with applicable laws and the Administrative Agreement. The program provides employees with education and guidance regarding compliance and ethical issues, operates a means to report questionable practices on a confidential basis, and files periodic reports with the U.S. Air Force regarding the Company's business practices. A default by the Company of the requirements under the Administrative Agreement could result in the suspension or debarment of the Company from receiving any new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments. Any such suspension could also prevent the Company from receiving future modifications to the FMTV contract unless the Secretary of the Army finds a compelling need to enter into such modification. The Administrative Agreement expires pursuant to its term on March 19, 2001, but the Company intends to maintain compliance programs on a continuing basis.

During Fiscal 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show. The Company has been advised that the U.S. Customs Service and the Department of Justice are investigating potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems, and firearms. Such investigation could result in the filing of criminal, civil, or administrative sanctions against the Company and/or individual employees and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments. It is presently impossible to determine the actual costs that may be incurred to resolve this matter or whether the resolution will have a material adverse effect on the Company's results of operations.

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

The Company has provided certain guarantees in support of its customers' financing of purchases from the Company in the form of both residual value guarantees and debt guarantees. The maximum exposure of the Company related to guarantees at January 31, 2000 is $6.8 million.

The Company leases certain additional property and equipment under lease arrangements of varying terms whose annual rentals are less than 1% of consolidated sales.

NOTE 8: GOVERNMENT CONTRACTS

Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. The Company's ultimate profitability on such contracts will depend on the eventual outcome of an equitable settlement of contractual issues with the U.S. Government. Due to uncertainties inherent in the estimation and claim negotiation process, no assurances can be given that management's estimates will be accurate, and variances between such estimates and actual results could be material.

Most of the production under the original FMTV contracts was completed as of January 31, 1999. Revenues and profits realized on the original FMTV contracts are based on the Company's estimates of total contract sales value and costs at completion. Stewart & Stevenson has incurred significant cost overruns and delivery schedule delays on the original FMTV contracts which the Company believes are primarily due to the government's decision to delay the testing of trucks and other government directed changes to the contracts. The Company filed a certified claim with the U.S. Army for $48 million seeking recovery of the additional costs incurred related to those government directed charges to the contract. In addition, the Company has been directed by the U.S. Army to make certain changes in the drive train components of all vehicles produced under the first FMTV contracts. The Company expects to complete the changes during the second quarter of Fiscal 2000. The Company will submit Requests for Equitable Adjustments or claims under the original FMTV contracts, seeking compensation for the additional costs that relate to government caused changes and delays amounts in excess of agreed upon contract price, and costs associated with the drive train upgrade. The U.S. Army denied the Company's claim, and the parties have agreed in principal to engage in non-binding arbitration or Management believes that the FMTV contracts provide a legal basis for the claims. It is not possible to estimate the amount, if any, that the Company will recover under such Requests for Equitable Adjustments or claims. The Company has expensed the costs associated with $48 million in claims relating to program delays and changes and has fully reserved $40 million related to drive train changes. Any future recovery of these amounts will be treated as income in the period which the matters are resolved.

During Fiscal 1998, the Company was awarded a second set of multi-year contracts from the U.S. Army that provides for continued production of the FMTV through Fiscal 2002 with a one year option held by the U.S. Army that could extend the new contract through Fiscal 2003. The funding of the new FMTV contracts are subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the new FMTV contracts must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. As of January 31, 2000, funding in the amount of $342 million for the new FMTV contracts had been authorized and appropriated by the U.S. Congress. If the new FMTV contracts are terminated other than for default, the FMTV contracts provides for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

NOTE 9: DEBT ARRANGEMENTS

The Company has informal borrowing arrangements with banks which may be withdrawn at the banks' option. Borrowings under these credit arrangements are unsecured, are due within 90 days, and bear interest at varying bid and negotiated rates. On January 31, 2000 and 1999, the amounts outstanding under these arrangements were $12 million and $16 million, respectively, with a weighted average interest rate of 6.23% and 5.48% respectively. In addition, the Company's international subsidiaries had foreign currency bank loans totaling $1.3 million at January 31, 2000.

The Company has entered into an agreement to acquire up to $17 million of diesel engines. This agreement allows for vendor supported financing with payments due upon certain events, not to exceed three years. The interest rate charged for 1999 was approximately 2.0%. The interest rate to be charged for 2000 and 2001 are 4.0% and 6.0%, respectively. At the end of Fiscal 1999, $12 million was outstanding under this facility. The Company has also entered into a facility to finance computer hardware and software totaling up to approximately $7 million. As of January 31, 2000, the amount outstanding under this facility was approximately $1 million.

Long-Term Debt, which is generally unsecured, consists of the following:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      FISCAL                          Fiscal
(IN THOUSANDS)                                                                        1999                            1998
---------------------------------------------------------------------------------------------------------------------------------

Debt of consolidated limited partnership:
 -note payable to a bank, principal due 2000                                          $   8,491                   $   8,582
Senior Notes
  6.72% principal due 1999                                                                    -                      60,000
  7.03% principal due 2001                                                               20,000                      20,000
  7.29% principal due 2003                                                               30,000                      30,000
  7.38% principal due 2006                                                               25,000                      25,000
Other                                                                                     3,745                       9,436
                                                                                   ------------------           -----------------
                                                                                         87,236                     153,018
Less current portion (See Note Below)                                                    (8,955)                    (69,488)
                                                                                    -----------------          -----------------
Long-Term Debt                                                                        $  78,281                   $  83,530
                                                                                    =================          =================

At January 31, 2000, the Company had commitments of $150 million, limited by certain financial calculations, from banks under unsecured revolving credit notes which mature on December 20, 2001. There are no amounts outstanding under this credit facility at January 31, 2000 and 1999. Effective January 31, 1999, the Company obtained certain modifications to its revolving line of credit which, among other things, adjusted its interest rate options and modified certain covenants dealing with debt levels, interest coverage, investments and required tangible net worth. Under these modifications, the Company pays interest and a commitment fee at various options. The maximum interest rate is the prime rate and the commitment fee is 25 basis points per annum on the daily average unused balance. Pursuant to the amended covenants under the revolving credit facility, approximately $62 million would have been available for the Company's use as of January 31, 2000. Based on current earnings projections, the Company expects full access to the $150 million facility during the second half of Fiscal 2000.

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

In December 1998, the Company entered into an agreement under which the Company has financed approximately $7 million of gas compression equipment. In June 1999, the Company entered into an agreement under which the Company sold and leased back, under an operating lease structure, $6.2 million of gas compression equipment. In October 1999, under the same arrangement, the Company sold and leased back an additional $4.5 million of gas compression equipment.

As a result of the ownership of a majority interest in a partnership in which the Company is a limited partner, the Company's Consolidated Statements of Financial Position include the debt of this partnership, which owns the building where the Company's corporate office is located. Such debt is solely the obligation of the partnership, without recourse to the Company, and is secured by the office building and parking garage. Interest is payable in monthly installments at various rates, the maximum rate being 9%.

The amounts of long-term debt which will become due during the next five years are as follows (in thousands):


2000                   $    8,955
2001                       20,465
2002                          981
2003                       30,485
2004                          250
Thereafter                 26,100
                      -------------------
                       $   87,236
                      ===================

NOTE 10: EMPLOYEE PENSION AND OTHER BENEFIT PLANS

The Company has a noncontributory defined benefit pension plan covering substantially all of its full-time employees. The pension benefits are based on years of service, limited to 45 years, and the employee's highest consecutive five-year average compensation out of the last 10 years of employment. The Company funds pension costs in conformity with the funding requirements of applicable government regulations.

In addition, the Company has a postretirement medical plan which covers most of its employees and provides for the payment of medical costs of eligible employees and dependents upon retirement. The plan is currently not funded. The Company expects to continue paying postretirement medical costs as covered claims are incurred.

The following table includes pension benefits information for the noncontributory defined benefit pension plan discussed above as well as the unfunded supplemental retirement plan and the unfunded defined benefit retirement plan for non-employee directors.


----------------------------------------------------------------------------------------------------------------------------
                                                       Pension Benefits                   Other Post Employment Benefits
                                                  -----------------------                 -------------------------------
(IN THOUSANDS)                                      1999                 1998              1999                   1998

----------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year           $  84,946          $ 74,468           $ 7,976                $ 7,058
    Service cost                                        3,856             3,175               385                    421
    Interest cost                                       5,906             5,385               546                    500
    Amendments                                              -                 -               713                      -
    Participant contributions                               -                 -               196                    180
    Curtailment (gain) or loss                              -                 -                 -                      -
    Benefits paid                                      (3,845)           (5,970)             (717)                  (632)
    Actuarial (gain) loss                              (5,061)            7,888               821                    449
                                                    ---------------    ---------------    ---------------      ---------------
  Benefit obligation at end of year                 $  85,802          $ 84,946           $ 9,920                $ 7,976
                                                    ===============    ===============    ===============      ===============

CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year    $  76,722          $ 76,323             $   -                $     -
    Actual return on plan assets                        4,372             7,145                 -                      -
    Employer contributions                                267               205               521                    452
    Participant contributions                               -                 -               196                    180
    Benefits paid                                      (3,845)           (5,970)             (717)                  (632)
    Administrative expenses                            (1,040)             (981)                -                      -
                                                   ---------------   ---------------    ---------------        ---------------
  Fair value of plan assets at end of year          $  76,476          $ 76,722            $    -                $     -
                                                  ================= ================    ==================     =============

RECONCILIATION OF FUNDED STATUS
  Funded status                                     $  (9,326)         $ (8,224)          $(9,920)            $   (7,976)
  Unrecognized actuarial (gain) or loss                 5,690             7,495            (1,829)                (2,870)
  Unrecognized prior service cost                       1,412             1,723              (999)                (2,173)
                                                   ---------------   ---------------    ---------------        ---------------
  Net amount recognized at year-end                 $  (2,224)          $   994          $(12,748)            $  (13,019)
                                                   ===============   ===============    ===============        ===============


AMOUNTS RECOGNIZED IN THE STATEMENT
OF FINANCIAL POSITION
  Prepaid benefit cost                              $     736           $ 3,666            $    -                $     -
  Accrued benefit liability                            (3,758)           (3,820)                -                      -
  Intangible assets                                       752             1,110                 -                      -
  Accumulated other comprehensive income                   46                38                 -                      -
                                                    -----------------   ---------------   -------------          --------------
  Net amount recognized at year-end                 $  (2,224)          $   994                 -                      -
                                                    ===============    ===============    ===============        ===============


  Other comprehensive income attributable
  to change in additional minimum liability         $       8           $    18             $   -               $      -
  obligation


ADDITIONAL YEAR-END  INFORMATION FOR PLANS WITH
BENEFIT OBLIGATIONS IN EXCESS OF PLAN ASSETS:
  Benefit obligation                                $  85,802          $ 84,946           $ 9,920               $  7,976
  Fair value of plan assets                            76,476            76,722                 -                      -




--------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                 Pension Benefits     Other Post Employment Benefits
                                                               ----------------        ------------------------------

                                                               1999      1998               1999           1998
                                                               ----     ------              ----          -----
--------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL  YEAR-END  INFORMATION  FOR PENSION  PLANS WITH
ACCUMULATED BENEFIT OBLIGATIONS IN EXCESS OF PLAN ASSETS.
   Projected benefit obligation                             $   4,458     $ 5,419            $   -        $   -
   Accumulated benefit obligation                               3,758       3,820                -            -

COMPONENTS OF NET PERIODIC BENEFIT COST
   Service cost                                             $   3,856     $ 3,175            $ 385        $ 421
   Interest cost                                                5,906       5,385              546          500
   Expected return on plan assets                              (6,876)     (6,616)               -            -
   Amortization of prior service cost                             311         311             (483)        (483)
   Recognized actuarial (gain) loss                               288          48             (220)        (225)
                                                            -----------   -----------      -----------   ----------
     Net periodic benefit cost                              $   3,485     $ 2,303            $ 228        $ 213
                                                            ============ ==========        ==========   ===========

WEIGHTED-AVERAGE ASSUMPTIONS
   Discount rate                                                 7.75%       6.75%            7.75%        6.75%
   Expected long-term rate of return on plan assets              9.50%       9.50%            N/A          N/A
   Rate of compensation increase                                 5.10%       4.75%            N/A          N/A


ASSUMED HEALTH CARE COST TREND
For measurement purposes, an annual rate of increase of approximately 7.25% in the per capita cost of covered health care benefits was assumed for Fiscal 1999. The rate is assumed to gradually moderate to 5% through 2004 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


-------------------------------------------------------------------------------------------------- ---------------------------
                                                                                     ONE-PERCENTAGE-      ONE-PERCENTAGE-
(IN THOUSANDS)                                                                        POINT INCREASE       POINT DECREASE
-------------------------------------------------------------------------------------------------- ---------------------------


Effect on total service and interest cost components for Fiscal 1999                   $    217               $ (208)

Effect on fiscal 1999 postretirement benefit obligation                                   1,287               (1,218)


The sale of GTO resulted in a curtailment as defined by SFAS No. 88, EMPLOYER'S ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS. The impact of the curtailment was a net gain of $2.7 million which includes a decrease in the projected benefit obligation of $2.9 million as of January 31, 1998. The Company has retained all liabilities and obligations of the GTO plan participants up to the date of sale.

Effective June 1997, the Company terminated its unfunded defined benefit retirement plan for non-employee directors which had provided for payments upon retirement, death, or disability. Retirement expense for this plan in Fiscal 1999, 1998 and 1997, respectively, was $31 thousand, $33 thousand, and $47 thousand.

The Company has an unfunded supplemental retirement plan for certain corporate officers. Retirement expense for the plan in Fiscal 1999, 1998 and 1997 was $524 thousand, $535 thousand and $486 thousand, respectively. Prior service cost not yet recognized in periodic pension cost was $1.2 million, $1.3 million and $1.4 million, at January 31, 2000, 1999, and 1998, respectively.

The Company has an employee savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may contribute up to 15% of their pre-tax salary, but not more than statutory limits. The Company contributes twenty-five cents for each dollar contributed by a participant, subject to certain limitations. The matching percentages were changed as of January 1, 1999 and now provide a matching payment equal to each dollar contributed by employees up to 1% of their annual income and twenty-five cents for each dollar contributed in excess of 1%, subject to certain limitations. The Company's matching contribution to the savings plan for continuing operations was $2.3 million, $986 thousand and $817 thousand in Fiscal 1999, 1998 and 1997, respectively.

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

STOCK ISSUANCE: During Fiscal 1999 and 1998, the Company also issued under the 1996 Director Stock Plan 8,168 and 4,504 shares, respectively, to certain directors of the Company for services rendered. During Fiscal 1998, the Company issued 33,783 shares of common stock to acquire an additional interest in its Venezuela affiliate from a minority shareholder.

STOCK REPURCHASE: During Fiscal 1998, the Company repurchased and cancelled 5,265,120 shares of its outstanding stock for $120 million.

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

A summary of the status of the Company's stock option plans during Fiscal 1999, 1998 and 1997 is presented in the tables below:


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Option Price
                                                                 Shares under                      Range
(IN THOUSANDS, EXCEPT PER SHARE DATA)                              Option                          Per Share
-----------------------------------------------------------------------------------------------------------------------------


Outstanding at end of Fiscal 1996                                1,135,000                       $18.75 - $50.25

Granted                                                            375,900                       $20.00 - $28.125

Exercised                                                          (70,000)                      $18.75

Canceled                                                           (73,175)                      $18.75 - $50.25
                                                               -------------------
Outstanding at end of Fiscal 1997                                1,367,725                       $20.00 - $50.25

Granted                                                            277,500                       $21.3125 - $24.375

Exercised                                                          (17,000)                      $20.00

Canceled                                                           (85,250)                      $20.00 - $50.25
                                                               -------------------
Outstanding at end of Fiscal 1998                                1,542,975                       $20.00 - $50.25

Granted                                                            445,750                       $8.91 - $13.00

Canceled                                                          (406,675)                      $10.50 - $50.25
                                                               -------------------

Outstanding at end of Fiscal 1999                                1,582,050                       $8.91 - $50.25
                                                               ===================

Options available for future grants at the end of Fiscal 1999    2,210,700
                                                               -------------------

During Fiscal 1997 the Company sold GTO. Those GTO employees holding stock options were granted a one year period, from the date of sale, in which to exercise vested options at the time of the sale. Effective February 2, 1999, 354,025 options held by employees of the Company's discontinued GTO were canceled.

-------------------------------------------------------------------------------
                                                     FISCAL 1999    Fiscal 1998
-------------------------------------------------------------------------------
Options exercisable at end of year                      756,863        775,100
Weighted average exercise price of options exercisable   $30.63         $33.14
Weighted average fair value of options granted            $2.64         $11.71


---------------------------------------------------------------------------------------------------------------
                              Weighted Average         Options        Options        Remaining Contractual
 Exercise Price               Exercise Price          Outstanding   Exercisable       Life (Years)
---------------------------------------------------------------------------------------------------------------
$8.91 - $13.00                 $10.56                445,250               0                   10
$20.00 - 28.125                $23.21                763,550         383,613                3 - 9
$32.625 - 35.125               $34.34                281,350         281,350                4 - 6
$50.25                         $50.25                 91,900          91,900                    5
                                                   --------------    -----------
                                                   1,582,050         756,863
                                                =================   ============

The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized as all options have been granted at or above market value. Had compensation cost for these plans been determined based on their fair market value, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


-----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      FISCAL 1999                    Fiscal 1998
------------------------------------------------------------------------------------------------------------------------

Net earnings (loss)                         As Reported                    $24,330                         $(72,984)
                                            Pro Forma                       22,684                          (74,724)

Net earnings (loss) per share               As Reported                      $0.87                          $ (2.51)
                                            Pro Forma                        $0.81                          $ (2.58)


Because fair market value accounting is not required to be applied to options granted prior to February 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal 1999 and 1998:


--------------------------------------------------------------------------------------------------------------------------------
                                                                                 FISCAL 1999                    Fiscal 1998
--------------------------------------------------------------------------------------------------------------------------------

1988 Nonstatutory Stock Option Plan and 1993 Nonofficer Stock Option Plan
       Risk free interest rates                                                      5.76%                          5.93%
       Expected dividend yields                                                      4.07%                          1.39%
       Expected volatility                                                          38.36%                         35.48%
       Expected life (years)                                                           10                             10

1994 Director Stock Option Plan
       Risk free interest rates                                                         -                           6.79%
       Expected dividend yields                                                         -                           1.30%
       Expected volatility                                                              -                          35.24%
       Expected life (years)                                                            -                              6

1996 Director Stock Plan
       Risk free interest rates                                                      6.29%                          5.93%
       Expected dividend yields                                                      2.90%                          1.60%
       Expected volatility                                                          38.35%                         35.71%
       Expected life (years)                                                           10                             10

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

NOTE 12: INCOME TAXES

The components of the income tax provision (benefit) and the income tax payments are as follows:


 -----------------------------------------------------------------------------------------------------------------------------
                                                        FISCAL                  Fiscal                   Fiscal
 (IN THOUSANDS)                                          1999                    1998                     1997
 -----------------------------------------------------------------------------------------------------------------------------

 Current                                              $   9,458              $   84,335               $   4,990
 Deferred                                                  (816)               (107,139)                (13,065)
                                                    ------------------      ------------------      ------------------
 Income tax provision (benefit)                       $   8,642              $  (22,804)              $  (8,075)
                                                    ==================      ==================      ==================
 Income tax payments (excluding refunds)              $   3,494               $ 100,153                $ 15,378
                                                    ==================      ==================      ==================

A reconciliation between the income tax provision (benefit) and income taxes computed by applying the statutory U.S. Federal income tax rate of 35% in Fiscal 1999, 1998 and 1997 is as follows:


----------------------------------------------------------------------------------------------------------------------------------
                                                       FISCAL                  Fiscal                  Fiscal
(IN THOUSANDS)                                         1999                    1998                    1997
----------------------------------------------------------------------------------------------------------------------------------

Provision (benefit) at statutory rates                 $  8,122              $  (21,599)              $  (7,767)
Other                                                       520                  (1,205)                   (308)
                                                      -----------------       ------------------      ------------------
                                                      $   8,642              $  (22,804)              $  (8,075)
                                                      ==================      ==================      ==================

The deferred tax liability is determined under the liability method based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted statutory tax rates, and deferred tax expense is the result of changes in the net liability for deferred taxes.

The tax effects of the significant temporary differences which comprise the deferred tax liability at the end of Fiscal 1999 and 1998 are as follows:

 ----------------------------------------------------------------------------------------------------
 (IN THOUSANDS)                                                FISCAL 1999             Fiscal 1998
 ----------------------------------------------------------------------------------------------------
 Deferred Tax Assets
    Postretirement benefit obligation                        $    4,475              $    4,830
    Accrued expenses and other reserves                          25,506                  39,520
    Property, plant and equipment                                     -                     937
    Pension accounting                                              673                       -
    Other                                                           642                   3,354
                                                       --------------------    -------------------
          Gross deferred tax assets                              31,296                  48,641
                                                       --------------------    -------------------

 Deferred Tax Liabilities
    Property, plant and equipment                                   140                       -
    Pension accounting                                                -                     422
    Contract accounting                                          13,271                  20,737
    Prepaid expenses and deferred charges                         4,393                   5,649
    Other                                                         5,208                   3,403
                                                    --------------------      -------------------
          Gross deferred tax liabilities                         23,012                  30,211
                                                    --------------------      -------------------
 Net deferred tax (asset) liability                          $   (8,284)             $  (18,430)
                                                     ====================     ==================

 Current portion of deferred tax (asset) liability           $   (9,076)             $  (10,569)

 Non-current portion of deferred tax (asset) liability              792                  (7,861)
                                                         --------------------   ----------------
 Net deferred tax (asset) liability                          $   (8,284)             $  (18,430)
                                                         ====================    =================

The Company believes it is more likely than not that the net deferred income tax asset as of January 31, 2000 in the amount of $8.3 million will be realized, based primarily upon sufficient taxable income available in carryback years as permitted by the tax law.

NOTE 13: SUPPLEMENTAL FINANCIAL DATA

Accounts and notes receivables, net consist of the following:

---------------------------------------------------------------------------------------------------------------------------------
                                             FISCAL                  Fiscal
(IN THOUSANDS)                               1999                    1998
---------------------------------------------------------------------------------------------------------------------------------

Accounts receivable                        $  237,353              $  162,219
Notes receivable                               10,233                  13,509
Allowance for doubtful accounts                (2,803)                 (3,999)
Less non-current portion of notes receivable   (2,158)                 (7,182)
                                            --------------      ---------------
                                           $  242,625              $  164,547
                                             =============      ===============

The U.S. Government accounted for approximately 34.6% and 15.7% of accounts receivable, at January 31, 2000 and 1999, respectively. Due to the large number of entities and diversity of the Company's customer base, concentration of credit risk with respect to trade receivables is limited.

Components of property, plant and equipment, net are as follows:

-----------------------------------------------------------------------------
                                           FISCAL                  Fiscal
(IN THOUSANDS)                             1999                    1998
-----------------------------------------------------------------------------

Machinery and equipment                     $ 137,934          $   127,947
Buildings and leasehold improvements           94,916               93,868
Revenue earning assets                         38,782               34,383
Accumulated depreciation and amortization    (160,821)            (142,913)
                                           -------------      ------------
                                              110,811              113,285
Construction-in-progress                        3,350                  105
Land                                           15,373               15,355
                                           -------------      ------------
                                            $ 129,534          $   128,745
                                           =============      ============



Other accrued liabilities consist of the following:


-----------------------------------------------------------------------------------------------------------------------------------
                                                              FISCAL                  Fiscal
(IN THOUSANDS)                                                1999                    1998
-----------------------------------------------------------------------------------------------------------------------------------

Estimated cost to perform under a government directive     $  16,299               $  40,000
Estimated obligation to perform under a debt guarantee            -                   22,600
Warranty Costs                                                10,365                   8,346
Other                                                         39,239                  24,403
                                                           -------------          -------------
                                                            $ 65,903                $ 95,349


NOTE 14:  CONSOLIDATED QUARTERLY DATA (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                FISCAL 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                               FOURTH                THIRD              SECOND               FIRST
(IN THOUSANDS, EXCEPT PER SHARE DATA)                          QUARTER              QUARTER             QUARTER             QUARTER
------------------------------------------------------------------------------------------------------------------------------------

Sales                                                          $287,435            $234,716           $200,640            $188,911
Gross profit                                                     38,076              35,621             31,280              29,861
Net earnings from continuing operations                           4,939               7,389              3,003               2,120
Gain on disposal of discontinued operations, net                  6,879                   -                  -                   -

Net earnings per share:  Basic and Diluted
  Continuing operations                                        $   0.17            $   0.26           $   0.11            $   0.08

  Gain on disposal of discontinued operations                      0.25                   -                  -                   -
                                                               ---------------------------------------------------------------------

Net earnings per share                                         $   0.42            $   0.26           $   0.11            $   0.08
                                                               =====================================================================


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Fiscal 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                               Fourth                Third              Second               First
(IN THOUSANDS, EXCEPT PER SHARE DATA)                          Quarter              Quarter             Quarter             Quarter
------------------------------------------------------------------------------------------------------------------------------------

Sales                                                          $257,102            $321,121           $323,539            $305,010
Gross profit (loss)                                             (45,932)             11,842             31,740              31,034
Net earnings (loss) from continuing operations                  (49,690)             (6,917)             8,437               9,165
Loss on disposal of discontinued operations, net                (13,979)            (20,000)                 -                   -

Net earnings (loss) per share:  Basic and Diluted
  Continuing operations                                        $  (1.77)            $ (0.25)          $   0.30            $   0.29
  Loss on disposal of discontinued operations                     (0.50)              (0.71)                 -                   -
                                                               ---------------------------------------------------------------------
Net earnings (loss) per share                                  $  (2.27)            $ (0.96)          $   0.30            $   0.29
                                                               =====================================================================



NOTE 15:  ACQUISITIONS AND DIVESTITURES

On April 12, 1997, the Company acquired Sierra Detroit Diesel Allison, Inc., a Detroit Diesel distributor whose franchise covers northern California. The purchase price totaled approximately $5.0 million.

On September 12, 1997, the Company acquired ownership of Carson Cogeneration, LLP, a California independent power producer. The purchase price totaled approximately $3.7 million. The assets and operating results of the plant prior to the acquisition are not material to the Company's consolidated assets or earnings. In October 1998, the Company sold the assets of Carson Cogeneration, LLP for approximately $4.6 million realizing an approximate loss of $53,000.

On October 6, 1997, the Company sold its construction equipment franchise in Houston, Texas for $30.2 million. The construction equipment franchise operated in the Gulf Coast territory of Texas and primarily distributed, and provided services for products manufactured by John Deere Construction Equipment Company and other companies engaged in the business of manufacturing earth moving equipment, forestry equipment, skidsteer equipment, and utility equipment. A gain of $4.4 million was recognized on the sale.

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

On June 30, 1998 the Company acquired IPSC Co., Inc. based in Stuttgart, Arkansas for approximately $4.2 million. IPSC Co., Inc. is the exclusive Deutz engine distributor for Louisiana, Mississippi, Arkansas and Western Tennessee. IPSC Co., Inc. also manufactures its own line of pumping equipment and generator sets for agriculture, industrial and marine markets utilizing the Deutz engines. It complements the existing engine distributorships owned by the Power Products segment.

On December 21, 1998 the Company acquired the assets and certain liabilities of Tug Manufacturing Corporation, a manufacturer of airline ground support equipment. The purchase price totaled approximately $13 million and an adjustment of $3 million to be paid ratably over three years.

The Company has made other immaterial acquisitions during fiscal year 1998 which were included mainly in the Petroleum Equipment segment with a combined purchase price of approximately $2.9 million.

On June 28, 1999, the Company sold its Waukesha engine business in Williston, North Dakota for approximately $1 million. This franchise operated in the north central United States and primarily distributed and provided services for products manufactured by Waukesha.

In October 1999, the Company sold its interest in GFI Control Systems, Inc., a gaseous fuel injection joint venture located in Ontario, Canada for approximately $4 million. The Company also sold a cogeneration facility located in Syracuse, New York in December 1999 and recognized a gain of approximately $1.8 million.

On December 4, 1999 the Company acquired certain assets and liabilities of Thermo King of Northern California. The purchase price totaled approximately $6.2 million. This acquisition complements the existing franchise agreements owned by the Power Products segment.

The results of all businesses acquired in fiscal years 1999, 1998 and 1997 have been included in the consolidated financial statements from the date of acquisition. The assets and any operations of the businesses acquired are not material to the Company's consolidated assets or earnings. In allocating purchase price, the assets acquired and liabilities assumed have been initially assigned and recorded based upon preliminary estimates of fair value and may be reviewed as additional information becomes available. As a result, the financial information in the Company's consolidated financial statements is subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

NOTE 16: VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

SOURCES OF SUPPLY: The Company's principal distribution agreements are subject to termination by the suppliers for a variety of causes. Although no assurance can be given that such distribution agreements will be renewed beyond their expiration dates, they have been renewed regularly. Any interruption in the supply of materials from the original manufacturers or a termination of a distributor agreement could have a material adverse effect on the results of operations of the Power Products segment.

Additionally, the FMTV incorporates components specified by the U.S. Army which are produced by specified sources. Interruption of the supply of any of these components could have a material adverse effect on the results of the Tactical Vehicle Systems segment.

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



                                CROSS REFERENCE

Form 10-K Item                                  Caption in Definitive
Number and Caption                                  Proxy Statement
------------------                              ---------------------

Item 10. Directors and Executive
         Officers of the Registrant.......... Election of Directors; Executive
                                              Officers; Section 16(a) Beneficial
                                              Ownership Reporting Compliance

Item 11. Executive Compensation.............. Election of Directors; Performance
                                              of Stewart & Stevenson Common
                                              Stock; Report of the Compensation
                                              and Management Development
                                              Committee; Executive Compensation

Item 12. Security Owenrship of
         Certain Beneficial Owners
         and Management...................... Voting Securities and Ownership
                                              Thereof by Certain Beneficial
                                              Owners and Management

Item 13.  Certain Relationships               Transactions with Management and
          and Related Transactions........... Business Relationships

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. The following financial statements for Stewart & Stevenson Services, Inc. are filed as a part of this report:
Consolidated Statements of Financial Position--January 31, 2000 and 1999. Consolidated Statements of Earnings--Years ended January 31, 2000, 1999 and 1998.
Consolidated Statements of Shareholders' Equity--Years ended January 31, 2000, 1999 and 1998.
Consolidated Statements of Cash Flows--Years ended January 31, 2000, 1999 and 1998.

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

*3.1 Third Restated Articles of Incorporation of Stewart & Stevenson Services, Inc., effective as of September 13, 1995 (Exhibit 3(a) to 10/95 10-Q).

*3.2 Fifth Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of April 14, 1998, as amended through April 13, 1999
(Exhibit 3.2 to 1/99 10-K).

*4.1 Revolving Credit Agreement effective December 20, 1996, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association, as Agent, and the other Banks named therein (Exhibit 4.1 to 1/97 10-K).

*4.2 Amendment to Loan Agreement effective August 25, 1997, between Stewart & Stevenson Services, Inc. and Texas Commerce Bank National Association, as Agent, and the other Banks named therein (Exhibit 4.2 to 1/99 10-K).

*4.3 Agreement and Second Amendment to Loan Agreement effective January 31, 1998, between Stewart & Stevenson Services, Inc. and Chase Bank of Texas, National Association, as Agent, and the other Banks named therein (Exhibit 4.3 to 1/99 10-K).

*4.4 Agreement and Third Amendment to Loan Agreement effective May 13, 1998, between Stewart & Stevenson Services, Inc. and Chase Bank of Texas, National Association, as Agent, and the other Banks named therein
(Exhibit 4.4 to 1/99 10-K).

*4.5 Agreement and Fourth Amendment to Loan Agreement effective October 31, 1998, between Stewart & Stevenson Services, Inc. and Chase Bank of Texas, National Association, as Agent, and the other Banks named therein (Exhibit
4.5 to 1/99 10-K).

*4.6 Agreement and Fifth Amendment to Loan Agreement effective April 23, 1999, between Stewart & Stevenson Services, Inc. and Chase Bank of Texas, National Association, as Agent, and the other Banks named therein (Exhibit 4.6 to 1/99 10-K).

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

*10.3 Contract Number DAAE07-92-R001 dated October 11, 1991, between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U.S. Army Tank-Automotive Command, as modified (Exhibit 28.1 of the Form S-3 Registration Statement under the Commission File No. 33-44149).

*10.4 Contract Number DAAE07-92-R002 dated October 15, 1991, between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U.S. Army Tank-Automotive Command, as modified (Exhibit 28.2 of the Form S-3 Registration Statement under the Commission File No. 33-44149).

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

21.1  List  of  Subsidiaries.

23.1  Consent  of  Arthur  Andersen  LLP, Independent  Public  Accountants.

27.1 Financial  Data  Schedule.

* Incorporated  by reference.

(b) Form 8-K Report Date - November 30, 1999 (Third Quarter 1999 Results) Items reported - Item 5. Other Events
                      Item 7.  Exhibits

    Form 8-K Report Date - December 2, 1999 (U.S. Army FMTV Production for Third Program Year)
    Items  reported - Item 5. Other Events
                      Item 7.  Exhibits

    Form 8-K Report Date - December 8, 1999 (Acquisition of Thermo King Dealership)
    Items reported - Item 5. Other Events
                     Item 7. Exhibits

    Form 8-K Report Date - December 15, 1999 (Dividend Announcement) Items reported - Item 5. Other Events
                     Item 7. Exhibits

    Form 8-K Report Date - January 20, 2000 (FMTV Service Contract) Items reported - Item 5. Other Events
                     Item 7. Exhibits

    Form 8-K Report Date - January 26, 2000 (FMTV Driveline Upgrade Program) Items reported - Item 5. Other Events
                     Item 7. Exhibits

    Form 8-K Report Date - January 31, 2000 (Generator Contract) Items reported - Item 5. Other Events
                     Item 7. Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April, 2000.

STEWART & STEVENSON SERVICES, INC.


By/s/ Michael L. Grimes
-------------------------------------------
      Michael L. Grimes
      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of April, 2000.

/s/ Michael L. Grimes                         /s/ Robert S. Sullivan
----------------------------------           -----------------------------------
Michael L. Grimes                            Robert S. Sullivan
President and Chief Executive Officer        Director
(Principal Executive Officer)


 /s/ John H. Doster                          /s/ Brian H. Rowe
----------------------------------          ------------------------------------
John H. Doster                               Brian H. Rowe
Senior Vice President and                    Director
Chief Financial Officer
(Principal Financial Officer)


/s/ Patrick G. O'Rourke
----------------------------------          ------------------------------------
Patrick G. O'Rourke                          William R. Lummis
Controller and Chief Accounting Officer      Director
(Controller)


/s/ C. Jim Stewart II                        /s/ Khleber V. Attwell
----------------------------------          ------------------------------------
C. Jim Stewart II                            Khleber V. Attwell
Director                                     Director


/s/ Donald E. Stevenson                      /s/ Darvin M. Winick
----------------------------------          ------------------------------------
Donald E. Stevenson                          Darvin M. Winick
Director                                     Director


/s/ J. Carsey Manning                        /s/ Howard Wolf
-----------------------------------         ------------------------------------
J. Carsey Manning                            Howard Wolf
Director                                     Director

EXHIBIT INDEX

          Exhibit Number and Description
-------------------------------------------

                 21.1      List of subsidiaries.

                 23.1      Consent of Arthur Andersen LLP,
                           Independent Public Accountants.

                 27.1      Financial Data Schedule.