Form 10-Q
period 2000-04-29
STEWART & STEVENSON SERVICES INC
filed 2000-06-09
CIK 94328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

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


COMMON STOCK, WITHOUT PAR VALUE                           28,012,679 SHARES
            (Class)                                (Outstanding at May 31, 2000)

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
-----------------------------

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statement of Financial Position - April 29, 2000 and January 31, 2000.

Consolidated Condensed Statement of Earnings - Fiscal Quarters Ended April 29, 2000 and May 1, 1999.

Consolidated Condensed Statement of Cash Flows - Fiscal Quarters Ended April 29, 2000 and May 1, 1999.

Notes to Consolidated Condensed Financial Statements.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL POSITION
(IN THOUSANDS)


                                                                           APRIL 29, 2000      JANUARY 31, 2000
                                                                         -----------------    -----------------
                                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS
   Cash and equivalents                                                 $    15,444           $   11,715
   Accounts and notes receivable, net                                       197,661              242,625
   Recoverable costs and accrued profits
      not yet billed                                                         14,134                8,151
   Income tax receivable                                                     22,508               26,255
   Deferred tax asset                                                         8,553                9,076
   Inventories:
      Power Products                                                        158,254              150,844
      Petroleum Equipment                                                    31,588               30,151
      Airline Products                                                       32,065               26,029
      Other Business Activities                                              31,123               33,762
      Excess of current cost over LIFO values                               (49,769)             (49,839)
                                                                      -----------------    -----------------
                                                                            203,261              190,947
                                                                      -----------------    -----------------
      TOTAL CURRENT ASSETS                                                  461,561              488,769

PROPERTY, PLANT AND EQUIPMENT                                               300,325              290,355
   Allowances for depreciation and
      amortization                                                         (166,167)            (160,821)
                                                                      -----------------    -----------------
                                                                            134,158              129,534

DEFERRED INCOME TAX ASSETS                                                       89                  166
INVESTMENTS AND OTHER ASSETS                                                 25,239               23,881
                                                                      -----------------    -----------------
                                                                        $   621,047           $  642,350
                                                                      =================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Notes payable                                                     $    15,779           $   25,269
      Accounts payable                                                       80,134               90,163
      Accrued payrolls and incentives                                        14,280               18,701
      Income tax                                                              3,278                3,257
      Current portion of long-term debt                                       9,097                8,955
      Other current liabilities                                              63,064               65,903
                                                                      -----------------    -----------------
      TOTAL CURRENT LIABILITIES                                             185,632              212,248

COMMITMENTS AND CONTINGENCIES (SEE NOTE B)

LONG-TERM DEBT                                                               78,157               78,281
DEFERRED INCOME TAX                                                             917                  958
ACCRUED POSTRETIREMENT BENEFITS                                              12,996               12,748
DEFERRED COMPENSATION                                                         2,325                2,436
OTHER LONG-TERM LIABILITIES                                                     600                  600
SHAREHOLDERS' EQUITY
      Common Stock, without par value, 100,000,000
      shares authorized; 28,012,203 and 27,992,203, shares issued
      at  April 29, 2000 and January 31, 2000, respectively                  47,944               47,722
Retained earnings                                                           292,476              287,357
                                                                      -----------------    -----------------
      TOTAL SHAREHOLDERS' EQUITY                                            340,420              335,079
                                                                      -----------------    -----------------
                                                                        $   621,047           $  642,350
                                                                      =================    =================

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                         FISCAL QUARTER      FISCAL QUARTER
                                                                             ENDED               ENDED
                                                                         APRIL 29, 2000       MAY 1, 1999
                                                                       -----------------   -----------------
                                                                                   (UNAUDITED)
Sales                                                                   $   259,207           $  188,911
Cost of sales                                                               213,317              159,050
                                                                       -----------------    -----------------

Gross profit                                                                 45,890               29,861

Selling and administrative expenses                                          36,091               25,491
Interest expense                                                              2,309                3,451
Other income, net                                                            (4,434)              (2,195)
                                                                       -----------------    -----------------
                                                                             33,966               26,747
                                                                       -----------------    -----------------

Earnings before income taxes                                                 11,924                3,114
Income tax provision                                                          4,426                1,153
                                                                       -----------------    -----------------
Earnings of consolidated companies                                            7,498                1,961
Equity in net earnings of unconsolidated affiliates                               -                  159
                                                                       -----------------    -----------------
Net earnings                                                            $     7,498           $    2,120
                                                                       =================    =================

Weighted average number of shares of Common Stock outstanding -
   Basic                                                                     27,996               27,984
   Diluted                                                                   28,075               27,984

Net earnings per share: Basic and Diluted                               $       .27           $      .08
                                                                        =================    =================
Cash dividends per share                                                $      .085           $     .085
                                                                        =================    =================

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.



STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                                         FISCAL QUARTER      FISCAL QUARTER
                                                                             ENDED               ENDED
                                                                         APRIL 29, 2000       MAY 1, 1999
                                                                       -----------------   -----------------
                                                                                   (UNAUDITED)
OPERATING ACTIVITIES
   Net earnings                                                         $     7,498           $    2,120
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Accrued postretirement benefits                                          248                  509
       Depreciation and amortization                                          5,532                5,203
       Deferred income taxes, net                                                36                  (37)
       Change in operating assets and liabilities
         net of the effect of acquisition:
          Accounts and notes receivable, net                                 44,964              (13,482)
          Recoverable costs and accrued profits not
           yet billed                                                        (5,983)              30,009
          Inventories                                                       (12,314)              (6,814)
          Accounts payable                                                  (10,029)             (37,409)
          Accrued payrolls and incentives                                    (4,421)              (7,844)
          Current income taxes                                                4,291                  994
          Other current liabilities                                          (2,839)                (829)
          Other--principally long-term assets and
           liabilities                                                       (1,469)                (819)
                                                                        -----------------   -----------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       25,514              (28,399)

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                           (10,279)              (7,821)
   Disposal of property, plant and equipment, net                               123                1,667
                                                                        -----------------   -----------------
   NET CASH USED IN INVESTING ACTIVITIES                                    (10,156)              (6,154)

FINANCING ACTIVITIES
   Additions to long-term borrowings                                         20,047               16,234
   Payments on long-term borrowings                                         (20,029)                (333)
   Net short-term borrowings (payments)                                      (9,490)               9,724
   Dividends paid                                                            (2,379)              (2,379)
   Exercise of stock options                                                    222                    -
                                                                        -----------------   -----------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (11,629)              23,246
                                                                        -----------------   -----------------

Increase (decrease) in cash and equivalents                                   3,729              (11,307)
Cash and equivalents, February 1                                             11,715               12,959
                                                                        -----------------   -----------------
Cash and equivalents, end of period                                     $    15,444           $    1,652
                                                                        =================   =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Net cash paid during the period for:
     Interest payments                                                   $    1,134           $      986
     Income tax payments                                                 $      593           $      419


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the quarter ended April 29, 2000 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2001.

The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's January 31, 2000 Form 10-K. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Interim results are subject to the final year-end LIFO inventory valuation.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 2000" commenced on February 1, 2000 and ends on January 31, 2001. The Company reports results on the Fiscal Quarter method; each of the first three fiscal quarters are exactly 13 weeks long, with the fourth fiscal quarter covering the remaining part of the fiscal year.

The accompanying consolidated financial statements for Fiscal 1999 contain certain reclassifications to conform with the presentation used in Fiscal 2000.

NOTE B--COMMITMENTS AND CONTINGENCIES
-------------------------------------

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled approximately $4.8 million at April 29, 2000.

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

The Company has provided certain guarantees in support of its customers' financing of purchases from the Company in the form of both residual value guarantees and debt guarantees. The maximum exposure of the Company related to guarantees at April 29, 2000 is $6.2 million.

The Company leases certain additional property and equipment under lease arrangements of varying terms whose annual rentals are less than 1% of consolidated sales.

NOTE C--SEGMENT INFORMATION
----------------------------

Financial information relating to industry segment is as follows:

                                                                   OPERATING
                                               SALES             PROFIT (LOSS)
                                         -----------------   -----------------

Fiscal quarter ended April 29, 2000
  Power Products                          $   127,091          $     (816)
  Tactical Vehicle Systems                     78,673              14,636
  Airline Products                             28,271                   4
  Petroleum Equipment                          14,927                (673)
  Other Business Activities                    10,245                (634)
                                        -----------------   -----------------
    Total                                 $   259,207          $   12,517
                                        =================   =================



Fiscal quarter ended May 1, 1999
  Power Products                          $   121,288          $    3,090
  Tactical Vehicle Systems                      6,215               1,106
  Airline Products                             22,252                   4
  Petroleum Equipment                          28,464               1,958
  Other Business Activities                    10,692                 832
                                         -----------------   -----------------
    Total                                 $   188,911          $    6,990
                                         =================   =================

There have been no material changes in total assets by industry segment since January 31, 2000.

A reconciliation of operating profit to earnings before income taxes is as follows:

                                                  FISCAL QUARTER ENDING
                                                -------------------------
                                            APRIL 29, 2000        MAY 1, 1999
                                            --------------        -----------

Operating profit                          $    12,517          $    6,990

Corporate expenses, net                        (2,476)               (452)

Non-operating interest income                   4,192                  27

Interest expense                               (2,309)             (3,451)
                                         -----------------   -----------------

Earnings before income taxes              $    11,924          $    3,114
                                         =================   =================

Item 2.    Management's Discussion and Analysis of Financial Condition
----------------------------------------------------------------------
           and Results of Operations
           -------------------------

This discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's Form 10-K and notes thereto for the fiscal year ended January 31, 2000. The following discussion contains forward-looking statements which are based on assumptions such as timing, volume, and pricing of customers' orders. In connection therewith, please see the cautionary statements contained therein, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of sales represented by certain items reflected in the Company's Consolidated Condensed Statement of Earnings.


                                                           FISCAL QUARTER     FISCAL QUARTER
                                                               ENDED              ENDED
                                                           APRIL 29, 2000       MAY 1, 1999
                                                         -----------------   -----------------
Sales                                                       100.0%             100.0%
Cost of sales                                                82.3               84.2
                                                         -----------------   -----------------
Gross profit                                                 17.7               15.8

Selling and administrative expenses                          13.9               13.5
Interest expense                                              0.9                1.8
Other income, net                                            (1.7)              (1.1)
                                                        -----------------   -----------------
                                                             13.1               14.2
                                                        -----------------   -----------------

Earnings before income taxes                                  4.6                1.6
Income tax provision                                          1.7                0.6
                                                        -----------------   -----------------

Earnings of consolidated companies                            2.9                1.0
Equity in net earnings of unconsolidated affiliates             -                0.1
                                                        -----------------   -----------------
                                                              2.9%               1.1%
                                                        =================   =================

Sales for the Fiscal Quarter ending April 29, 2000, totaled $259 million compared to sales of $189 million for the same period a year ago, an increase of 37%. Net income from operations for the First Quarter totaled $7 million or $0.27 per share compared to net earnings of $2 million and $0.08 per share a year ago.

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded First Quarter sales of $127 million compared to $121 million for the same period in 1999. The Power Products segment reported a $1 million loss for the quarter as the rebound in profitability was overshadowed by special items netting to a charge of $6 million, principally in connection with a potentially uncollectible account and note receivable. Excluding the special items, the segment would have reported an operating profit of $5 million or 4.4% of sales. A year ago the segment reported a $3 million operating profit or 2.6% of sales. Power Products is beginning to experience improved sales in domestic land-based oil and gas markets, and the rebound in profitability is expected to continue in subsequent quarters.

The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U.S. Army and others, recorded sales of $79 million in the First Quarter compared to $6 million a year ago. Operating profit for the quarter totaled $15 million, compared with a $1 million profit in the First Quarter of Fiscal 1999. The segment continues to realize improved operating margins resulting from an effective cost reduction program. In addition, the current plan is to complete the driveline upgrade program by the end of May, three months ahead of schedule. The Army's latest shipment schedule has shifted some truck deliveries from the second quarter to the second half, but the expected total year volume remains intact.

The Airline Products segment, known as S&S Tug, which manufactures airline ground support products and mobile railcar movers, recorded sales of $28 million in the First Quarter of Fiscal 2000, compared with $22 million in the same quarter last year. Operating results were breakeven in both years. First Quarter 2000 operations were impacted by higher costs associated with the startup of additional airport based service facilities and new products.

The Petroleum Equipment segment manufactures equipment for oil and gas exploration, production, and well stimulation industries. Sales for this segment totaled $15 million for the First Quarter compared to $28 million last year. The operating loss for the First Quarter totaled $1 million compared to an operating profit of $2 million in the previous year. The decrease in sales and operating profit resulted from a depleted order backlog in the oil and gas markets.

Other business activities not identified in a specific segment include predominantly the fabrication and leasing of gas compression equipment. Sales totaled $10 million for the First Quarter, compared to $11 million for the comparable period last year. A First Quarter operating loss of $1 million included $1 million in incentive bonus payments associated with the 1998 acquisition of Compression Specialties, Inc. An operating profit of $1 million was recorded during the First Quarter of 1999.

The gross profit margin rate of 17.7% for the first quarter of 2000 was higher than the 15.8% gross profit margin rate for the same quarter of the previous year. The margin improvement is substantially related to the improvement in the operations of the Tactical Vehicle Systems segment.

Corporate general and administrative expenses for the quarter totaled $3 million, versus $1 million for the comparable period of 1999. Last year's quarter was favorably impacted by harbor tax refunds and duty drawback recoveries, and the current year's quarterly expenses included technology and process improvement initiatives.

Interest expense decreased from $3 million in the First Quarter of Fiscal 1999 to $2 million in the First Quarter of Fiscal 2000 as a direct result of asset management initiatives.

The Company recorded $4 million in interest income in connection with tax refunds from the Internal Revenue Service for the years ended January 31, 1990, through January 31, 1993.

Cash flow provided by operating activities during the First Quarter of Fiscal 2000 totaled $26 million or $0.91 per share, which compared favorably with usage of $28 million during the corresponding quarter of Fiscal 1999.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders at April 29, 2000 and at the close of Fiscal 1999 were as follows:

                                      April 29, 2000         January 31, 2000
                                    -----------------       -----------------
                                              (DOLLARS IN MILLIONS)

Tactical Vehicle Systems               $ 839.5                 $   914.5
Power Products                            89.9                      77.6
Airline                                   22.2                      29.7
Petroleum Equipment                       26.5                      17.2
All Other                                 14.7                      24.0
                                    --------------           --------------
                                       $ 992.8                 $ 1,063.0
                                    ==============           ==============

Unfilled orders of the Tactical Vehicle Systems segment at April 29, 2000 consisted principally of the follow-on contract awarded in October 1998 by the United States Army Tank-Automotive and Armanent Command (TACOM) to manufacture medium tactical vehicles.

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment of $10 million for the period ended April 29, 2000 included $2 million in revenue earning assets, and increased from $8 million for the same period in Fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash liquidity included cash and cash equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends, and other financial commitments. The Company has in place an unsecured revolving debt facility that could provide up to approximately $150 million, including a $25 million letter of credit sub facility, of which approximately $82 million was available at April 29, 2000, due to certain limitations as a result of modifications made effective January 31, 1999. This revolving facility matures during Fiscal 2001.

The Company has additional banking relationships which provide uncommitted borrowing arrangements. In the event that any acquisition of additional operations, growth in existing operations, settlements of other lawsuits or disputes, changes in inventory levels, accounts receivable, tax payments or other working capital items create a permanent need for working capital or capital expenditures in excess of the existing cash and cash equivalents and committed lines of credit, the Company may seek to borrow from other long-term financing sources or to curtail certain activities.

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

Future factors include risks associated with newly acquired businesses; increasing price and product/service competition by foreign and domestic competitors; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; reliance on large customers; technological, implementation and cost/financial risks in use of large, multi-year contracts; the cyclical nature of the markets served; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments, and financial resources in the amount, at the times and on the terms required to support the Company's business; the assessment of unanticipated taxes by foreign or domestic governmental authorities; and the risk of cancellation or adjustments of specific orders and termination of significant government programs. These are representative of the future factors that could affect the outcome of forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, rates of inflation, and currency exchange rate fluctuations and other future factors.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------
During Fiscal 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show. The Company has been advised that the U.S. Customs Service and the Department of Justice are investigating potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems, and firearms. Such investigation could result in the filing of criminal, civil, or administrative sanctions against the Company and/or individual employees and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments.

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

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  Exhibits:
     None

(b) Form 8-K Report Date - March 23, 2000 (Fourth Quarter and Fiscal 1999 Year-End Results)
     Items reported - Item 5.  Other Events
                      Item 7.  Exhibits

     Form 8-K Report Date - April 12, 2000 (Dividend Announcement) Items reported - Item 5. Other Events
                      Item 7.  Exhibits

     Form 8-K Report Date - April 19, 2000 (National Guard Contract to Build Five-Ton Tractors)
     Items reported - Item 5.  Other Events
                      Item 7.  Exhibits

     Form 8-K Report Date - April 25, 2000 (New Vice President of Strategic Operations Announced)
     Items reported - Item 5.  Other Events
                      Item 7.  Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of June, 2000.

STEWART & STEVENSON SERVICES, INC.


By:  /s/  MICHAEL L. GRIMES
Michael L. Grimes
President and Chief Executive Officer
(principal executive officer)


By:  /s/ JOHN H. DOSTER
John H. Doster
Senior Vice President and Chief Financial Officer
(principal financial officer)


By:  /s/ PATRICK G. O'ROURKE
Patrick G. O'Rourke
Controller and Chief Accounting Officer
(chief accounting officer)

EXHIBIT INDEX

Exhibit Number and Description
------------------------------

     None.