Form 10-Q
period 2000-07-29
STEWART & STEVENSON SERVICES INC
filed 2000-09-12
CIK 94328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM __________ TO _________


                          COMMISSION FILE NUMBER 0-8493

                       STEWART & STEVENSON SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               TEXAS                                        74-1051605
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

 2707 NORTH LOOP WEST, HOUSTON, TEXAS                         77008
  (Address of principal executive                          (Zip Code)
             offices)

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


    COMMON STOCK, WITHOUT PAR VALUE                28,036,041 SHARES
               (Class)                     (Outstanding at September 11, 2000)

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statements of Financial Position - July 29, 2000 and January 31, 2000.

Consolidated Condensed Statements of Earnings - Three and Six Months Ended July 29, 2000 and July 31, 1999.

Consolidated Condensed Statements of Cash Flows - Three and Six Months Ended July 29, 2000 and July 31, 1999.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        JULY 29, 2000          JANUARY 31, 2000
                                                                                     --------------------     --------------------
                                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS
   Cash and equivalents .........................................................    $             61,901     $             11,715
   Accounts and notes receivable, net ...........................................                 217,979                  242,625
   Recoverable costs and accrued profits
      not yet billed ............................................................                  12,887                    8,151
   Income tax receivable ........................................................                  14,823                   26,255
   Deferred tax asset ...........................................................                  10,469                    9,076
   Inventories:
      Power Products ............................................................                 138,035                  150,844
      Petroleum Equipment .......................................................                  26,096                   30,151
      Airline Products ..........................................................                  28,636                   26,029
      Other Business Activities .................................................                   8,696                   33,762
      Excess of current cost over LIFO values ...................................                 (49,746)                 (49,839)
                                                                                     --------------------     --------------------
                                                                                                  151,717                  190,947
                                                                                     --------------------     --------------------
      TOTAL CURRENT ASSETS ......................................................                 469,776                  488,769

PROPERTY, PLANT AND EQUIPMENT ...................................................                 280,585                  290,355
   Allowances for depreciation and
       amortization .............................................................                (168,431)                (160,821)
                                                                                     --------------------     --------------------
                                                                                                  112,154                  129,534

DEFERRED INCOME TAX ASSETS ......................................................                     128                      166
INVESTMENTS AND OTHER ASSETS ....................................................                  23,097                   23,881
                                                                                     --------------------     --------------------
                                                                                     $            605,155     $            642,350
                                                                                     ====================     ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable ................................................................    $             14,545     $             25,269
   Accounts payable .............................................................                  52,331                   90,163
   Accrued payrolls and incentives ..............................................                  14,369                   18,701
   Income tax ...................................................................                   3,345                    3,257
   Current portion of long-term debt ............................................                  29,014                    8,955
   Other current liabilities ....................................................                  72,221                   65,903
                                                                                     --------------------     --------------------
      TOTAL CURRENT LIABILITIES .................................................                 185,825                  212,248

COMMITMENTS AND CONTINGENCIES (SEE NOTE C)

LONG-TERM DEBT ..................................................................                  58,043                   78,281
DEFERRED INCOME TAX .............................................................                     166                      958
ACCRUED POSTRETIREMENT BENEFITS .................................................                  13,366                   12,748
DEFERRED COMPENSATION ...........................................................                   2,154                    2,436
OTHER LONG-TERM LIABILITIES .....................................................                    --                        600
SHAREHOLDERS' EQUITY
Common Stock, without par value, 100,000,000
  shares authorized; 28,026,044 and 27,992,203, shares issued
  at July 29, 2000 and January 31, 2000, respectively ...........................                  47,727                   47,722
   Retained earnings ............................................................                 297,874                  287,357
                                                                                     --------------------     --------------------
      TOTAL SHAREHOLDERS' EQUITY ................................................                 345,601                  335,079
                                                                                     --------------------     --------------------
                                                                                     $            605,155     $            642,350
                                                                                     ====================     ====================

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                      -----------------------------------     -----------------------------------
                                                       JULY 29, 2000       JULY 31, 1999       JULY 29, 2000       JULY 31, 1999
                                                      ---------------     ---------------     ---------------     ---------------
                                                                  (UNAUDITED)                             (UNAUDITED)
Sales ..............................................  $       524,272     $       389,551     $       265,065     $       200,640
Cost of sales ......................................          441,367             328,410             228,050             169,360
                                                      ---------------     ---------------     ---------------     ---------------

Gross profit .......................................           82,905              61,141              37,015              31,280

Selling and administrative expenses ................           65,132              50,265              29,041              24,774
Interest expense ...................................            4,356               6,710               2,047               3,259
Other income, net ..................................          (10,874)             (3,439)             (6,440)             (1,244)
                                                      ---------------     ---------------     ---------------     ---------------
                                                               58,614              53,536              24,648              26,789
                                                      ---------------     ---------------     ---------------     ---------------

Earnings before income taxes .......................           24,291               7,605              12,367               4,491
Income tax provision ...............................            9,014               2,816               4,588               1,663
                                                      ---------------     ---------------     ---------------     ---------------

Earnings of consolidated companies .................           15,277               4,789               7,779               2,828
Equity in net earnings of unconsolidated
affiliates .........................................             --                   334                --                   175
                                                      ---------------     ---------------     ---------------     ---------------
Net earnings .......................................  $        15,277     $         5,123     $         7,779     $         3,003
                                                      ===============     ===============     ===============     ===============
Weighted average number of shares of common stock
   Basic ...........................................           28,005              27,986              28,013              27,989
   Diluted .........................................           28,175              28,010              28,299              28,086

Net earnings per share:
Basic ..............................................  $           .55     $           .18     $           .28     $           .11
Diluted ............................................              .54                 .18                 .27                 .11


Cash dividends per share ...........................              .17                 .17                .085                .085

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                 SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                        -----------------------------------  -----------------------------------
                                                         JULY 29, 2000       JULY 31, 1999    JULY 29, 2000       JULY 31, 1999
                                                        ---------------     ---------------  ---------------     ---------------
                                                                    (UNAUDITED)                           (UNAUDITED)
OPERATING ACTIVITIES
   Net earnings ......................................  $        15,277     $         5,123  $         7,779     $         3,003
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Accrued postretirement benefits ...............              618                 716              370                 207
       Depreciation and amortization .................           11,025              10,826            5,493               5,623
       Deferred income taxes, net ....................             (754)               (171)            (790)               (134)
       Gain on sale of business assets ...............           (5,649)               --             (5,649)               --
       Change in operating assets and liabilities
         net of the effect of acquisition:
          Accounts and notes receivable, net .........           36,946             (20,548)          (8,018)             (7,066)
          Recoverable costs and accrued profits not
             yet billed ..............................           (4,736)             64,250            1,247              34,241
          Inventories ................................           15,958               9,711           28,272              16,525
          Accounts payable ...........................          (37,832)            (26,152)         (27,803)             15,796
          Accrued payrolls and incentive .............           (4,332)             (3,305)              89
          Current income taxes, net ..................           10,127              13,932            5,836              12,938
          Other current liabilities ..................            7,219              (3,530)          10,058              (2,701)
          Other--principally long-term assets
            and liabilities ..........................           (4,374)             (5,851)          (2,905)             (5,032)
                                                        ---------------     ---------------  ---------------     ---------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES .........           39,493              45,001           13,979              73,400
                                                        ---------------     ---------------  ---------------     ---------------
INVESTING ACTIVITIES
   Expenditures for property, plant and equipment ....          (20,558)            (16,685)         (10,279)             (8,864)
   Proceeds from sale of business assets .............           44,622                --             44,622                --
   Disposal of property, plant and equipment, net ....            2,288               7,953            2,165               6,286
                                                        ---------------     ---------------  ---------------     ---------------
   NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES ......................................           26,352              (8,732)          36,508              (2,578)
                                                        ---------------     ---------------  ---------------     ---------------
FINANCING ACTIVITIES
   Additions to long-term borrowings .................           20,047              16,234             --                  --
   Payments on long-term borrowings ..................          (20,221)            (66,601)            (414)            (66,268)
   Net short-term borrowings (payments) ..............          (10,724)              8,078           (1,234)             (1,646)
   Dividends paid ....................................           (4,761)             (4,758)          (2,382)             (2,379)
                                                        ---------------     ---------------  ---------------     ---------------
   NET CASH USED IN FINANCING ACTIVITIES .............          (15,659)            (47,047)          (4,030)            (70,293)
                                                        ---------------     ---------------  ---------------     ---------------
Increase (decrease) in cash and equivalents ..........           50,186             (10,778)          46,457                 529
Cash and equivalents, beginning of period ............           11,715              12,959           15,444               1,652
                                                        ---------------     ---------------  ---------------     ---------------
Cash and equivalents, end of period ..................  $        61,901     $         2,181  $        61,901     $         2,181
                                                        ===============     ===============  ===============     ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Net cash paid during the period for:
     Interest ........................................  $         4,742     $         7,162  $         3,608     $         6,176
     Income tax ......................................            7,203                 733            6,611                 314

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three and six months ended July 29, 2000 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2001.

The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's January 31, 2000 Form 10-K. An actual valuation of inventory under the last-in-first-out ("LIFO") method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Interim results are subject to the final year-end LIFO inventory valuation.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 2000" commenced on February 1, 2000 and ends on January 31, 2001. The Company reports results on the Fiscal Quarter method; each of the first three fiscal quarters are 13 weeks long, with the fourth fiscal quarter covering the remaining part of the fiscal year.

The accompanying consolidated financial statements for Fiscal 1999 contain certain reclassifications to conform with the presentation used in Fiscal 2000.

NOTE B--SEGMENT INFORMATION

Financial information relating to industry segments is as follows (in thousands):

                                                              SIX MONTHS ENDED                         THREE MONTHS ENDED
                                                    ------------------------------------      ------------------------------------
                                                     JULY 29, 2000        JULY 31, 1999        JULY 29, 2000        JULY 31, 1999
                                                    ---------------      ---------------      ---------------      ---------------
Sales
  Power Products ...............................    $       281,231      $       266,197      $       154,140      $       144,909
  Tactical Vehicle Systems .....................            134,325               12,033               55,652                5,818
  Airline Products .............................             56,523               45,837               28,252               23,585
  Petroleum Equipment ..........................             33,058               52,112               18,131               23,648
  Other Business Activities ....................             19,135               13,372                8,890                2,680
                                                    ---------------      ---------------      ---------------      ---------------
    Total ......................................    $       524,272      $       389,551      $       265,065      $       200,640
                                                    ===============      ===============      ===============      ===============
Operating Profit
  Power Products ...............................    $         2,417      $        10,791      $         3,233                7,701
  Tactical Vehicle Systems .....................             28,957                3,143               14,321                2,037
  Airline Products .............................             (4,337)                (761)              (4,341)                (765)
  Petroleum Equipment ..........................               (269)               3,649                  404                1,691
  Other Business Activities ....................              2,632                  400                3,266                 (432)
                                                    ---------------      ---------------      ---------------      ---------------
    Total ......................................    $        29,400      $        17,222      $        16,883      $        10,232
                                                    ===============      ===============      ===============      ===============
Operating Margin
  Power Products ...............................                0.9%                 4.1%                 2.1%                 5.3%
  Tactical Vehicle Systems .....................               21.6                 26.1                 25.7                 35.0
  Airline Products .............................               (7.7)                (1.7)               (15.4)                (3.2)
  Petroleum Equipment ..........................               (0.8)                 7.0                  2.2                  7.2
  Other Business Activities ....................               13.8                  3.0                 36.7                (16.1)

Total assets of the Company's Other Business Activities segment decreased by approximately $36.4 million during the second quarter of Fiscal 2000 as a result of the sale of certain of the Company's assets associated with its gas compressor leasing business. (See "Sale of Gas Compressor Leasing Business" below in Item 2.) There have been no other material changes in total assets by industry segment since January 31, 2000.

A reconciliation of operating profit to earnings before income taxes is as follows (in thousands):

                                                                  SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                        -----------------------------------     -----------------------------------
                                                         JULY 29, 2000       JULY 31, 1999       JULY 29, 2000       JULY 31, 1999
                                                        ---------------     ---------------     ---------------     ---------------
Operating profit ...................................    $        29,400     $        17,222     $        16,883     $        10,232

Corporate expenses, net ............................             (5,345)             (2,936)             (2,869)             (2,484)

Non-operating interest income ......................              4,592                  29                 400                   2

Interest expense ...................................             (4,356)             (6,710)             (2,047)             (3,259)
                                                        ---------------     ---------------     ---------------     ---------------
Earnings before income taxes .......................    $        24,291     $         7,605     $        12,367     $         4,491
                                                        ===============     ===============     ===============     ===============

NOTE C--COMMITMENTS AND CONTINGENCIES

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled approximately $4.1 million at July 29, 2000.

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

The Company entered into an Administrative Agreement with the United States Air Force that imposes certain requirements on the Company intended to assure the U.S. Air Force that the Company is a responsible government contractor. Under this agreement, the Company has established and maintains a program to ensure compliance with applicable laws and the Administrative Agreement. The program provides employees with education and guidance regarding compliance and ethical issues, operates a means to report questionable practices on a confidential basis, and files periodic reports with the U.S. Air Force regarding the Company's business practices. A default by the Company of the requirements under the Administrative Agreement could result in the suspension or debarment of the Company from receiving any new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments. Any such suspension could also prevent the Company from receiving future modifications to the Family of Medium Tactical Vehicles ("FMTV") contract unless the Secretary of the Army finds a compelling need to enter into such modification. The Administrative Agreement expires pursuant to its term on March 19, 2001, but the Company intends to maintain compliance programs on a continuing basis.

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

The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury, and warranty matters normally incident to the Company's business. No individual case, or group of cases presenting substantially similar issues of law or fact, involve a claim for damages which are material to the Company's financial statements or are expected to have a material effect on the manner in which the Company conducts its business. Although management has established reserves that it believes to be adequate in each case, an unforeseen outcome in such cases could have a material adverse impact on the results of operations in the period it occurs.

The Company has provided certain guarantees in support of its customers' financing of purchases from the Company in the form of both residual value guarantees and debt guarantees. The maximum exposure of the Company related to guarantees at July 29, 2000 is $6.2 million.

The Company leases certain additional property and equipment under lease arrangements of varying terms whose annual rentals are less than 1% of consolidated sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's Form 10-K and notes thereto for the fiscal year ended January 31, 2000. The following discussion contains forward-looking statements which are based on assumptions such as timing, volume, and pricing of customers' orders. In connection therewith, please see the cautionary statements contained therein and the heading labeled "Factors That May Affect Future Results" below, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of sales represented by certain items reflected in the Company's Consolidated Condensed Statements of Earnings.

                                                                SIX MONTHS ENDED                        THREE MONTHS ENDED
                                                        ---------------------------------      ------------------------------------
                                                         JULY 29, 2000     JULY 31, 1999        JULY 29, 2000        JULY 31, 1999
                                                        ---------------   ---------------      ---------------      ---------------
Sales ................................................            100.0%            100.0%               100.0%               100.0%
Cost of sales ........................................             84.2              84.3                 86.0                 84.4
                                                        ---------------   ---------------      ---------------      ---------------
Gross profit .........................................             15.8              15.7                 14.0                 15.6

Selling and administrative expenses ..................             12.4              12.9                 10.9                 12.3
Interest expense .....................................              0.8               1.7                  0.8                  1.6
Other income, net ....................................             (2.0)             (0.9)                (2.4)                (0.6)
                                                        ---------------   ---------------      ---------------      ---------------
                                                                   11.2              13.7                  9.3                 13.4
                                                        ---------------   ---------------      ---------------      ---------------
Earnings before income taxes .........................              4.6               2.0                  4.7                  2.2
Income tax provision .................................              1.7               0.7                  1.7                  0.8
                                                        ---------------   ---------------      ---------------      ---------------
Earnings of consolidated companies ...................              2.9               1.2                  2.9                  1.4
Equity in net earnings of unconsolidated affiliates ..             --                 0.1                 --                    0.1
                                                        ---------------   ---------------      ---------------      ---------------
                                                                                                                                2.9
                                                                    2.9%              1.3%                 2.9%                 1.5%
                                                        ===============   ===============      ===============      ===============

OVERVIEW
Sales for the second quarter ended July 29, 2000 grew 32 percent to $265.1 million compared to sales of $200.6 million for the second quarter of Fiscal 1999. Net earnings for the second quarter of Fiscal 2000 increased 159 percent to $7.8 million, or $0.27 per diluted share compared to net earnings of $3.0 million, or $0.11 per share, in the second quarter of Fiscal 1999.

Sales for the first six months of Fiscal 2000 grew 35 percent to $524.3 million versus $389.6 million for the first six months of Fiscal 1999. First half net earnings tripled to $15.3 million, or $0.54 per diluted share, compared to $5.1 million, or $0.18 per share, in last year's first half.

In the second quarter of Fiscal 2000, the Company achieved its sixth consecutive quarter of improved earnings. The Company continues to focus on five key initiatives to: (1) strengthen business leadership, (2) improve cash flow management, (3) enhance supply chain productivity, (4) revitalize business growth, and (5) implement a new enterprise-wide information system.

SEGMENT DATA

The Company's management analyzes financial results principally in five business segments based on distinct product and customer types: Power Products, Tactical Vehicle Systems, Airline Products, Petroleum Equipment and Other Business Activities. Such segments are described below along with analyses of their respective results of operations.

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded second quarter sales of $154.1 million, compared to $127.1 million in the first quarter and $144.9 million for the second quarter of Fiscal 1999. Operating profit for the Power Products segment totaled $3.2 million for the quarter compared to a $0.8 million loss in the first quarter and a $7.7 million profit a year ago. Second quarter results were adversely impacted by $2.1 million lower than expected profit margins on orders in the newly established power generation business and a $2.5 million increase in reserves primarily for inventories. The first quarter included special charges totaling $6.4 million, principally in connection with a potentially uncollectible account and note receivable.

The Tactical Vehicle Systems segment, which manufactures and services transportation systems for the U.S. Army and others, recorded sales of $55.7 million, compared to $78.7 million in the first quarter of Fiscal 2000 and $5.8 million for the second quarter of Fiscal 1999. Operating profit for the second quarter of Fiscal 2000 amounted to $14.3 million, compared to $14.6 million in the first quarter and $2.0 million a year ago, and included a $3.1 million recovery from a canceled Australian contract and a $1.0 million favorable impact of lower than expected overhead costs and additional billing recoveries. The U.S. Army's most recent delivery schedule shifted some truck deliveries from the second quarter to the fourth quarter of Fiscal 2000 which are not expected to have a material impact on the Fiscal 2000 operating results. Truck shipments during the first two quarters of Fiscal 2000 were 402 and 260 units, respectively, and the Company expects to ship 339 and 535 units during each of the last two quarters of this year.

The Airline Products segment, which manufactures airline ground support products and mobile railcar movers under the S&S Tug, Rail King and other names, recorded sales of $28.3 million in the second quarter, equal to the first quarter sales and 20 percent above last year's second quarter results of $23.6 million. The $4.3 million operating loss for the quarter included $4.3 million in inventory write downs, principally associated with a decision to make changes in the existing product portfolio. These actions are being taken by the new S&S Tug management leadership team, which was assembled earlier this year, after completing an assessment of current and future product planning requirements. This segment reported breakeven results in the first quarter of Fiscal 2000 and a $0.8 million loss for the second quarter of Fiscal 1999.

The Petroleum Equipment segment manufactures and services equipment for oil and gas exploration, production, and well stimulation industries. Sales for this segment totaled $18.1 million for the second quarter, compared to $14.9 million in the first quarter and $23.6 million for the second Fiscal quarter of 1999. Operating profit for Petroleum Equipment totaled $0.4 million, compared to a $0.7 million loss in the first quarter and a $1.7 million profit a year ago. The order backlog for petroleum equipment, which is $55.6 million as of the end of the second quarter, has increased substantially during the first half and is expected to drive future earnings improvement in this segment.

The Company's Other Business Activities segment includes predominantly gas compression equipment sales or leases. Sales in the second quarter totaled $8.9 million, compared to $10.2 million in the first quarter and $2.7 million for the second quarter of Fiscal 1999. Operating profit for the second quarter totaled $3.3 million and included a $5.6 million gain on sale of the Company's gas compressor leasing business. (See "Sale of Gas Compressor Leasing Business" below.) Operating losses for the first quarter of Fiscal 2000 and second quarter of Fiscal 1999 were $0.6 million and $0.4 million, respectively.

CORPORATE RESULTS

For the three months ended July 29, 2000 gross profit margin was 14.0% versus 15.6% for the comparable period of Fiscal 1999. Margins decreased during the quarter principally as a result of various special charges detailed above.

Other Corporate expense, net increased by approximately $2.4 million during the first six months of Fiscal 2000 versus the first six months of Fiscal 1999, principally as a result of the Company's ongoing implementation of an enterprise resource planning ("ERP") software package. Such additional expense relates to consulting expense associated with this implementation. The Company expects such costs to continue into the third quarter and to decrease during the fourth and subsequent quarters.

Non-operating interest income increased significantly during the first half of Fiscal 2000 versus the first half of Fiscal 1999. In the first quarter of Fiscal 2000, the Company recorded approximately $4 million in interest income in connection with tax refunds from the Internal Revenue Service for the years ended January 31, 1990 through January 31, 1993. The Company does not expect to recognize additional such income in future quarters.

Interest expense decreased by $1.2 million and $2.4 million for the three and six months ended July 29, 2000 versus the corresponding periods of Fiscal 1999. Such reduction of expense resulted from various asset management initiatives.

SALE OF GAS COMPRESSOR LEASING BUSINESS

Effective July 1, 2000 the Company completed the sale of its gas compressor leasing business for $57.5 million. The Company will continue to package gas compression equipment for sale and will continue to service such equipment. To date, the Company has received payment of $44.6 million and an additional $12.9 million will be due and payable on or before April 10, 2001. Such amount is included on its Consolidated Condensed Statements of Financial Position as of July 29, 2000 as a component of accounts and notes receivable, net. The Company realized a gain of $5.6 million on this sale, which is included in other income, net on the Company's Consolidated Condensed Statements of Earnings. All such items are associated with its Other Business Activities segment.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders as of the end of the second quarters of Fiscal 2000 and 1999 were as follows:

                                             JULY 29, 2000      JULY 31, 1999
                                            ---------------    ---------------
                                                   (DOLLARS IN MILLIONS)

Tactical Vehicle Systems ...............    $         795.7    $         986.1
Power Products .........................              116.7               79.3
Airline ................................               21.1               20.8
Petroleum Equipment ....................               55.6               18.8
All Other ..............................               10.1               20.4
                                            ---------------    ---------------
                                            $         999.2    $       1,125.4
                                            ===============    ===============

Unfilled orders of the Tactical Vehicle Systems segment at July 29, 2000 consisted principally of the follow-on contract awarded in October 1998 by the United States Army Tank-Automotive and Armanent Command ("TACOM") to manufacture medium tactical vehicles.

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment of $20.6 million for the six months ended July 29, 2000 included $7.8 million in revenue earning assets, and increased from $16.7 million for the same period in Fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $46.5 million during the second quarter to $61.9 million. During the second quarter of Fiscal 2000, net cash provided by operating activities of $14.0 million and cash provided by investing activities of $36.5 million were partially offset by cash used in financing activities of $4.0 million. Significant activities affecting cash and cash equivalents during the quarter included the receipt of $44.6 million for the sale of certain assets (see "Sale of Gas Compressor Leasing Business" above) and capital expenditures of $10.3 million.

The Company has outstanding $75 million of privately placed unsecured long-term senior notes (the "Private Placement") at varying rates of interest. Various traunches of the Private Placement mature on May 30 of 2001, 2003 and 2006. Interest is due semiannually on May 30 and November 30 of each year. During the second quarter of Fiscal 2000, the Company reclassified the amount due on May 30, 2001, or $20 million, from Long-term debt to Current portion of long-term debt on its Consolidated Condensed Statements of Financial Position.

The Company has in place an unsecured Revolving Debt Facility that could provide up to approximately $150 million, including a $25 million letter of credit sub facility, of which approximately $101 million was available at July 29, 2000, due to certain limitations as a result of modifications made effective January 31, 1999. This Revolving Debt Facility matures on December 20, 2001. The Company has additional banking relationships that provide uncommitted borrowing arrangements.

The Company's unsecured long-term notes, which include the Revolving Debt Facility notes and senior notes, were issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, rentals and other items. Additional covenants in the Revolving Debt Facility require the Company to maintain a minimum tangible net worth and interest coverage. Since these requirements are calculated from earnings and cash flow, dividends could be restricted indirectly. Dividends at the current level are not restricted as of the date of this report, because the Company is currently in compliance with all other such covenants.

The Company's sources of cash liquidity included cash and cash equivalents, cash from operations, amounts available under credit facilities and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends, current maturities of debt and other financial commitments. From time to time, as business needs warrant, the Company borrows funds under its Revolving Debt Facility. To date the company has borrowed and repaid approximately $20 million under this facility.

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

During Fiscal 1998, the Company was awarded a new multi-year contract that will extend production of the Family of Medium Tactical Vehicles ("FMTV") into 2002 (or 2003 if the government exercises its option to purchase additional vehicles). The funding of the new FMTV contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contract must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. As of July 29, 2000, funding in the amount of $365 million for the new FMTV contract had been authorized and appropriated by the U.S. Congress. If the new FMTV contract is terminated other than for default, the FMTV contracts provide for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

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

The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury, and warranty matters normally incident to the Company's business. No individual case, or group of cases presenting substantially similar issues of law or fact, involve a claim for damages which are material to the Company's financial statements or are expected to have a material effect on the manner in which the Company conducts its business. Although management has established reserves that it believes to be adequate in each case, an unforeseen outcome in such cases could have a material adverse impact on the results of operations in the period it occurs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 2000 the Company's Annual Meeting of Shareholders was held. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld and abstaining, or not voting as to each matter.

                                                            AGAINST
               Election of Directors             FOR      OR WITHHELD  ABSTAINED
                                                 ---      -----------  ---------
                   C. Jim Stewart II          23,705,533    298,782
                   Michael L. Grimes          23,708,397    295,918
                   Monroe M. Luther           23,691,536    312,779
                   Charles R. Ofner           23,691,636    312,679

               Ratification of Accountants    23,943,513     53,465      7,337

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits:
           3.2 Sixth Restated Bylaws of Stewart & Stevenson Services, Inc., effective April 11, 2000

(b) Form 8-K Report Date - May 2, 2000 (Announcement of Two New Directors) Items reported - Item 5. Other Events
                        Item 7. Exhibits

       Form 8-K Report Date - May 18, 2000 (Company to Complete Driveline
         Upgrade at Fort Bragg Ahead of Schedule)
       Items reported - Item 5. Other Events
                        Item 7. Exhibits

       Form 8-K Report Date - May 24, 2000 (First Quarter 2000 Results) Items reported - Item 5. Other Events
                        Item 7. Exhibits

       Form 8-K Report Date - June 7, 2000 (Plan to Sell Natural Gas Compressor
         Leasing Business to Hanover Compressor Company Announced)
       Items reported - Item 5. Other Events
                        Item 7. Exhibits

       Form 8-K Report Date - June 13, 2000 (FMTV A1 Successfully Completes
         First Article Testing)
       Items reported - Item 5. Other Events
                        Item 7. Exhibits

       Form 8-K Report Date - June 14, 2000 (Dividend Announcement) Items reported - Item 5. Other Events
                        Item 7. Exhibits

       Form 8-K Report Date - July 17, 2000 (Sale of Natural Gas Compressor
         Leasing Business to Hanover Compressor Company Complete)
       Item reported - Item 5. Other Events

       Form 8-K Report Date - July 18, 2000 (Company Receives $11.8 Million
         Product Contract Modification)
       Items reported - Item 5. Other Events
                        Item 7. Exhibits

       Form 8-K Report Date - July 25, 2000 (Receipt by Fort Carson of New FMTV
         A1 Models)
       Items reported - Item 5. Other Events
                        Item 7. Exhibits

SIGNATURES

Pursuant to the requiremen of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigne thereunto duly authorizedts on the 12th day of September, 2000.

STEWART & STEVENSON SERVICES, INC.


By: /s/ MICHAEL L. GRIMES
Michael L. Grimes
President and Chief Executive Officer
(principal executive officer)


By: /s/ JOHN H. DOSTER
John H. Doster
Senior Vice President and Chief
Financial Officer
(principal financial officer)


By: /s/ PATRICK G. O'ROURKE
Patrick G. O'Rourke
Controller and Chief Accounting
Officer
(chief accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER AND DESCRIPTION

3.2 Sixth Restated Bylaws of Stewart & Stevenson Services, Inc., effective April 11, 2000.