Form 10-Q
period 2000-10-28
STEWART & STEVENSON SERVICES INC
filed 2000-12-08
CIK 94328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

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


COMMON STOCK, WITHOUT PAR VALUE                 28,051,916 SHARES
          (Class)                        (Outstanding at December 1, 2000)

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statements of Financial Position - October 28, 2000 and January 31, 2000.

Consolidated Condensed Statements of Earnings - Nine Months and Three Months Ended October 28, 2000 and October 30, 1999.

Consolidated Condensed Statements of Cash Flows - Nine and Three Months Ended October 28, 2000 and October 30, 1999.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                            OCTOBER 28, 2000  JANUARY 31, 2000
                                                            ----------------  ----------------
                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS
   Cash and equivalents .....................................   $ 105,057       $  11,715
   Accounts and notes receivable, net .......................     160,641         242,625
   Recoverable costs and accrued profits
      not yet billed ........................................      20,907           8,151
   Income tax receivable ....................................      18,053          26,255
   Deferred tax asset .......................................      11,067           9,076
   Inventories:
      Power Products ........................................     167,250         150,844
      Petroleum Equipment ...................................      40,857          30,151
      Airline Products ......................................      31,585          26,029
      Other Business Activities .............................        --            33,762
      Excess of current cost over LIFO values ...............     (50,506)        (49,839)
                                                                ---------       ---------
                                                                  189,186         190,947
                                                                ---------       ---------
      TOTAL CURRENT ASSETS ..................................     504,911         488,769

PROPERTY, PLANT AND EQUIPMENT ...............................     284,115         290,355
   Allowances for depreciation and
       amortization .........................................    (171,298)       (160,821)
                                                                ---------       ---------
                                                                  112,817         129,534

DEFERRED INCOME TAX ASSETS ..................................         370             166
INVESTMENTS AND OTHER ASSETS ................................      22,724          23,881
                                                                ---------       ---------
                                                                $ 640,822       $ 642,350
                                                                =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable ............................................   $  13,097       $  25,269
   Accounts payable .........................................      61,324          90,163
   Accrued payrolls and incentives ..........................      13,209          18,701
   Income tax ...............................................       3,459           3,257
   Current portion of long-term debt ........................      29,384           8,955
   Other current liabilities ................................      91,865          65,455
                                                                ---------       ---------
      TOTAL CURRENT LIABILITIES .............................     212,338         211,800

COMMITMENTS AND CONTINGENCIES (SEE NOTE D)

LONG-TERM DEBT ..............................................      57,747          78,281
DEFERRED INCOME TAX .........................................         182             958
ACCRUED POSTRETIREMENT BENEFITS .............................      13,549          12,748
DEFERRED COMPENSATION .......................................       2,160           2,436
OTHER LONG-TERM LIABILITIES .................................       2,980           1,048
                                                                ---------       ---------
      TOTAL LIABILITIES .....................................     288,956         307,271
                                                                ---------       ---------

SHAREHOLDERS' EQUITY
Common Stock, without par value, 100,000,000
  shares authorized; 28,059,416 and 27,992,203, shares issued
  at October 28, 2000 and January 31, 2000, respectively ....      47,780          47,722
   Retained earnings ........................................     304,086         287,357
                                                                ---------       ---------
      TOTAL SHAREHOLDERS' EQUITY ............................     351,866         335,079
                                                                ---------       ---------
                                                                $ 640,822       $ 642,350
                                                                =========       =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        NINE MONTHS ENDED         THREE MONTHS ENDED
                                                        -----------------         ------------------
                                                     OCTOBER 28,  OCTOBER 30,  OCTOBER 28,   OCTOBER 30,
                                                        2000         1999         2000         1999
                                                      ---------    ---------    ---------    ---------
                                                            (UNAUDITED)               (UNAUDITED)

Sales .............................................   $ 808,499    $ 624,267    $ 284,227    $ 234,716
Cost of sales .....................................     677,808      527,505      236,441      199,095
                                                      ---------    ---------    ---------    ---------

Gross profit ......................................     130,691       96,762       47,786       35,621

Selling and administrative expenses ...............      91,361       76,431       31,878       26,166
Interest expense ..................................       6,739        8,812        2,383        2,102
Interest and investment income ....................      (6,230)        (854)      (1,638)        (185)
Other income, net .................................       1,051       (2,924)       1,684         (154)
                                                      ---------    ---------    ---------    ---------
                                                         92,921       81,465       34,307       27,929
                                                      ---------    ---------    ---------    ---------

Earnings before income taxes ......................      37,770       15,297       13,479        7,692
Income tax provision ..............................      13,903        5,673        4,889        2,857
                                                      ---------    ---------    ---------    ---------
Earnings of consolidated companies ................      23,867        9,624        8,590        4,835
Gain on sale of investment, net of tax ............        --          2,746         --          2,746
Equity in net earnings of unconsolidated affiliates        --            142         --           (192)
                                                      ---------    ---------    ---------    ---------

Net earnings ......................................   $  23,867    $  12,512    $   8,590    $   7,389
                                                      =========    =========    =========    =========

Weighted average number of shares of common stock
   Basic ..........................................      28,018       27,988       28,041       27,992
   Diluted ........................................      28,277       28,036       28,478       28,082

Net earnings per share:
Basic .............................................   $    0.85    $    0.45    $    0.31    $    0.26
Diluted ...........................................        0.84         0.45         0.30         0.26

Cash dividends per share ..........................   $   0.255    $   0.255    $   0.085    $   0.085

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                               NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                               -----------------         ------------------
                                                                            OCTOBER 28,  OCTOBER 30,  OCTOBER 28,  OCTOBER 30,
                                                                                2000        1999         2000         1999
                                                                             ---------    ---------    ---------    ---------
                                                                                   (UNAUDITED)               (UNAUDITED)

OPERATING ACTIVITIES
   Net earnings ..........................................................   $  23,867    $  12,512    $   8,590    $   7,389
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Accrued postretirement benefits ...................................         801          775          183           59
       Depreciation and amortization .....................................      16,135       15,895        5,110        5,069
       Deferred income taxes, net ........................................        (980)        (225)        (226)         (54)
       Gain on sale of business assets ...................................      (5,649)        --           --           --
       Change in operating assets and liabilities
         net of the effect of acquisition:
          Accounts and notes receivable, net .............................      86,284      (33,494)      49,338      (12,946)
          Recoverable costs and accrued profits not yet billed ...........     (12,756)      90,689       (8,020)      26,439
          Inventories ....................................................     (21,511)      23,900      (37,469)      14,189
          Accounts payable ...............................................     (28,839)     (10,383)       8,993       15,769
          Accrued payrolls and incentive .................................      (5,492)      (5,065)      (1,160)      (1,760)
          Current income taxes, net ......................................       6,413       15,998       (3,714)       2,066
          Other current liabilities ......................................      26,862       (9,204)      19,643       (5,674)
          Other--principally long-term assets and liabilities ............      (1,015)      (8,479)       3,359       (2,628)
                                                                             ---------    ---------    ---------    ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES .............................      84,120       92,919       44,627       47,918
                                                                             ---------    ---------    ---------    ---------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment ........................     (26,255)     (24,690)      (5,697)      (8,005)
   Proceeds from sale of business assets .................................      52,622         --          8,000         --
   Disposal of property, plant and equipment, net ........................       2,212       14,054          (76)       6,101
                                                                             ---------    ---------    ---------    ---------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...................      28,579      (10,636)       2,227       (1,904)
                                                                             ---------    ---------    ---------    ---------
FINANCING ACTIVITIES
   Additions to long-term borrowings .....................................      20,417       16,234          370         --
   Payments on long-term borrowings ......................................     (20,522)     (81,896)        (296)     (15,295)
   Net payments on short-term borrowings .................................     (12,172)      (2,507)      (1,448)     (10,585)
   Dividends paid ........................................................      (7,138)      (7,138)      (2,377)      (2,380)
   Exercise of stock options .............................................          58         --             53         --
                                                                             ---------    ---------    ---------    ---------
   NET CASH USED IN FINANCING ACTIVITIES .................................     (19,357)     (75,307)      (3,698)     (28,260)
                                                                             ---------    ---------    ---------    ---------

Increase in cash and equivalents .........................................      93,342        6,976       43,156       17,754
Cash and equivalents, beginning of period ................................      11,715       12,959       61,901        2,181
                                                                             ---------    ---------    ---------    ---------
Cash and equivalents, end of period ......................................   $ 105,057    $  19,935    $ 105,057    $  19,935
                                                                             =========    =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Net cash paid during the period for:
     Interest ............................................................   $   5,171    $   7,775    $     429    $     613
     Income tax ..........................................................      16,810        2,609        9,607        1,876
   Non-cash investing activities:
     Issuance of notes receivable in sale of investment ..................        --          4,224         --          4,224

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three and nine months ended October 28, 2000 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2001.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, the Company's fiscal year 2000 (hereinafter referred to as "2000") commenced on February 1, 2000 and ends on January 31, 2001. In addition, other years are referred to in a similar manner. The Company reports results on the fiscal quarter method; each of the first three fiscal quarters are 13 weeks long, with the fourth fiscal quarter covering the remaining part of the fiscal year.

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

The accompanying consolidated condensed financial statements for 1999 and related notes contain certain reclassifications to conform with the presentation used in 2000.

NOTE B--SEGMENT INFORMATION

Financial information relating to industry segments is as follows (in thousands except percentages):

                                 NINE MONTHS ENDED          THREE MONTHS ENDED
                             ------------------------    ------------------------
                             OCTOBER 28,   OCTOBER 30,   OCTOBER 28,   OCTOBER 30,
                                2000          1999          2000          1999
                              ---------     ---------     ---------     ---------
Sales
  Power Products ..........   $ 443,751     $ 396,578     $ 162,520     $ 130,381
  Tactical Vehicle Systems      203,346        63,588        69,021        51,555
  Petroleum Equipment .....      58,575        64,899        25,517        12,787
  Airline Products ........      83,308        74,863        26,785        29,026
  Other Business Activities      19,519        24,339           384        10,967
                              ---------     ---------     ---------     ---------
    Total .................   $ 808,499     $ 624,267     $ 284,227     $ 234,716
                              =========     =========     =========     =========
Operating Profit (Loss)
  Power Products ..........   $   8,747     $  15,660     $   6,330     $   4,869
  Tactical Vehicle Systems       38,980        13,248        10,023        10,105
  Petroleum Equipment .....       1,224         2,222         1,493        (1,427)
  Airline Products ........      (4,802)         (547)         (465)          214
  Other Business Activities       2,519        (1,076)         (113)       (1,476)
                              ---------     ---------     ---------     ---------
    Total .................   $  46,668     $  29,507     $  17,268     $  12,285
                              =========     =========     =========     =========
Operating Margin
  Power Products ..........         2.0%          3.9%          3.9%          3.7%
  Tactical Vehicle Systems         19.2          20.8          14.5          19.6
  Petroleum Equipment .....         2.1           3.4           5.9         (11.2)
  Airline Products ........        (5.8)         (0.7)         (1.7)          0.7
  Other Business Activities        12.9          (4.4)          N/M         (13.5)

N/M - Not Meaningful

Total assets of the Company's Other Business Activities segment decreased by approximately $36.4 million during the second quarter of Fiscal 2000 as a result of the sale of certain of the Company's assets associated with its gas compressor leasing business. (See "Sale of Gas Compressor Leasing Business" below in Item 2.) At the beginning of the third quarter, approximately $20 million of the remaining assets and associated operating results of its Other Business Activities segment were reclassified into the Company's Power Products segment. Such reclassification occurred as a result of a change in the nature of certain of Other Business Activities segment's operations. There have been no other material changes in total assets by industry segment since January 31, 2000.

A reconciliation of operating profit to earnings before income taxes is as follows (in thousands):

                                  NINE MONTHS ENDED      THREE MONTHS ENDED
                               ----------------------  ----------------------
                               OCTOBER 28, OCTOBER 30, OCTOBER 28, OCTOBER 30,
                                  2000        1999        2000        1999
                                --------    --------    --------    --------

Operating profit ............   $ 46,668    $ 29,507    $ 17,268    $ 12,285

Corporate expenses, net .....     (8,389)     (5,427)     (3,044)     (2,491)

Non-operating interest income      6,230          29       1,638        --

Interest expense ............     (6,739)     (8,812)     (2,383)     (2,102)
                                --------    --------    --------    --------

Earnings before income taxes    $ 37,770    $ 15,297    $ 13,479    $  7,692
                                ========    ========    ========    ========

NOTE C--ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and hedging activities. Adoption of SFAS No. 133 was required on or before February 1, 2000. However, in June 1999, the FASB issued SFAS No. 137 which delayed the required implementation of SFAS No. 133 to no later than February 1, 2001. The Company is currently evaluating the implementation effects of SFAS No. 133 but does not expect that implementation will have a material impact on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulleting ("SAB") No. 101, "Revenue Recognition." The bulletin is not intended to change existing authoritative literature, but instead provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Subsequent to the release of SAB No. 101, SAB No. 101A and SAB No. 101B were issued. These bulletins extended the effective date of SAB No. 101, allowing filers additional time to comply. Now, companies must comply with SAB No. 101 beginning with the fourth quarter of 2000. The Company does not believe the adoption of SAB No. 101 will have a material impact on the Company's financial results.

NOTE D--COMMITMENTS AND CONTINGENCIES

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled approximately $4.7 million at October 28, 2000.

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

During 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show. The Company has been advised that the U.S. Customs Service and the Department of Justice are investigating potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems, and firearms. Such investigation could result in the filing of criminal, civil, or administrative sanctions against the Company and/or individual employees and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments. It is presently impossible to determine the actual costs that may be incurred to resolve this matter or whether the resolution will have a material adverse effect on the Company's results of operations.

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

The Company has provided certain guarantees in support of its customers' financing of purchases from the Company in the form of both residual value guarantees and debt guarantees. The maximum exposure of the Company related to guarantees at October 28, 2000 is $4.6 million.

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

                                                       NINE MONTHS ENDED         THREE MONTHS ENDED
                                                    -----------------------   -----------------------
                                                    OCTOBER 28,  OCTOBER 30,  OCTOBER 28,  OCTOBER 30,
                                                       2000         1999         2000         1999
                                                    ----------   ----------   ----------   ----------
Sales .............................................      100.0%       100.0%       100.0%       100.0%
Cost of sales .....................................       83.8         84.5         83.2         84.8
                                                    ----------   ----------   ----------   ----------
Gross profit ......................................       16.2         15.5         16.8         15.2

Selling and administrative expenses ...............       11.3         12.2         11.2         11.1
Interest expense ..................................        0.8          1.4          0.8          0.9
Interest and investment income ....................       (0.8)        (0.1)        (0.5)        (0.1)
Other income, net .................................        0.1         (0.5)         0.5         (0.1)
                                                    ----------   ----------   ----------   ----------
                                                          11.5         13.0         12.1         11.9
                                                    ----------   ----------   ----------   ----------

Earnings before income taxes ......................        4.7          2.5          4.7          3.3
Income tax provision ..............................        1.7          0.9          1.7          1.2
                                                    ----------   ----------   ----------   ----------
Earnings of consolidated companies ................        3.0          1.5          3.0          2.1
Gain on sale of investments, net of tax ...........        --           0.4          --           1.2
Equity in net earnings of unconsolidated affiliates        --           --           --          (0.1)
                                                    ----------   ----------   ----------   ----------
Net earnings ......................................        3.0%         2.0%         3.0%         3.1%
                                                    ==========   ==========   ==========   ==========

OVERVIEW

Sales for the third quarter ended October 28, 2000 grew 21 percent to $284.2 million compared to sales of $234.7 million for the third quarter of 1999. Net earnings for the third quarter of 2000 increased 16 percent to $8.6 million, or $0.30 per diluted share compared to net earnings of $7.4 million, or $0.26 per share, in the third quarter of 1999.

Sales for the first nine months of 2000 grew 30 percent to $808.5 million versus $624.3 million for the first nine months of 1999. Net earnings for the first three quarters increased by 91 percent to $23.9 million, or $0.84 per diluted share, compared to $12.5 million, or $0.45 per share, in last year's first three quarters. Excluding a one-time gain on a sale of an investment which occurred in the third quarter of 1999, net earnings increased by 144 percent.

In the third quarter of 2000, the Company achieved its seventh consecutive quarter of improved earnings. The Company continues to focus on five key initiatives to: (1) strengthen business leadership, (2) improve cash flow management, (3) enhance supply chain productivity, (4) revitalize business growth, and (5) implement a new enterprise-wide information system.

SEGMENT DATA

The Company's management analyzes financial results principally in five business segments based on distinct product and customer types: Power Products, Tactical Vehicle Systems, Airline Products, Petroleum Equipment, and Other Business Activities. Such segments are described below along with analyses of their respective results of operations.

The Power Products segment recorded third quarter sales of $162.5 million compared to $130.4 million for the third quarter of 1999. Operating profit for the Power Products segment totaled $6.3 million, or 3.9% of sales, the best operating profit margin percentage since the second quarter of 1999. At the beginning of the third quarter of 2000, the Company changed the nature of one of its operating facilities and reassigned it from the Other Business Activities segment to the Power Products segment, which resulted in a modest increase in sales and a $1.4 million reduction in operating profit. Third quarter 2000 results reflected improved parts and service revenues in all five regions versus the same period in 1999. For the third quarter of 1999, the Company realized operating profit of $4.9 million, or 3.7% of sales.

The Tactical Vehicle Systems segment recorded sales of $69.0 million for the three months ended October 28, 2000, compared to $51.6 million for the like period of 1999. Operating profit for the third quarter of 2000 amounted to $10.0 million, compared to $10.1 million a year ago. Operating profit for the third quarter of 2000 included $2.0 million in non-recurring charges, which were principally comprised of provisions for corrosion warranty costs and certain billing adjustments. The Company shipped 339 trucks in the third quarter of 2000 and 232 trucks in the third quarter of 1999. Based on US Army forecasts and other data, the Company expects to ship 533 trucks during the fourth quarter of 2000 and 1,534 trucks for the year. In 2001, the Company expects to ship approximately 2,200 trucks and approximately 700 trailers. Such volume is expected to result in sales of approximately $300 million in 2000 and $400 million in 2001.

The Company's Petroleum Equipment segment recorded sales of $25.5 million during the third quarter of 2000, compared to $18.1 million in the second quarter of 2000 and $12.8 million in the third quarter of 1999. Operating profit for Petroleum Equipment was $1.5 million for the third quarter of 2000, or 5.9 percent of sales, compared to a $0.4 million profit in the second quarter of 2000, and a $1.4 million loss in the third quarter of 1999. This improvement in operating profit is a result of the cyclical rebound of the petroleum industry. The Company expects further improvements in operating profit for the fourth quarter of 2000. In addition to improved sales, order backlogs for this segment grew to $65.6 million at quarter end, up $10.0 million over the backlog reported at the end of the second quarter of 2000.

The Airline Products segment recorded sales of $26.8 million in the third quarter, compared to last year's third quarter results of $29.0 million. The $0.5 million operating loss for the quarter included new product development expenditures as well as the recognition of a charge for sales volume rebates. A profit of $0.2 million was recorded in last year's third quarter. The new S&S Tug management leadership team, which was assembled earlier this year, continues to take actions to position this business for future profitable growth.

Other business activities not identified in a specific segment include predominantly gas compression equipment sales or leases. Sales in the third quarter totaled $0.4 million, compared to $11.0 million in the third quarter of 1999. Operating losses of $0.1 million and $1.5 million were reported in the third quarter of this year and last year, respectively. As previously reported, the gas compression leasing business was sold during the second quarter of 2000, which led to the reduced sales and operating losses. In addition, as described above, the Company changed the nature of one of its operating facilities and reassigned it from Other Business Activities to the Power Products segment.

CORPORATE RESULTS

For the three months ended October 28, 2000 gross profit margin was 16.8 percent versus 15.2 percent for the comparable period of 1999. Margins increased during the quarter largely as a result of the cyclical improvement reflected in the results of the Company's Petroleum Equipment segment. However, such improvement was partially offset by charges recognized in the third quarter of 2000 in the Tactical Vehicle Systems segment and the Airline Products segment, as described above.

Net corporate expenses for the quarter totaled $3.0 million versus $2.5 million for the comparable period of 1999. The increase was largely attributable to expenditures on a new, enterprise-wide information system. The Company has dedicated a team of employees to lead the implementation and is currently utilizing the software for its core and certain of its ancillary financial systems. The first manufacturing management implementation has also been completed and over the coming months the Company will implement the manufacturing management software at other of its locations. To date, the Company has made positive progress on this initiative and believes it will continue to improve the quality of information through the utilization of this technology.

During the third quarter the Company generated $1.6 million in interest income, an increase of $1.6 million over the third quarter of 1999, as a result of increased average cash balances in 2000. Interest expense for the first three quarters was $6.7 million or $2.1 million below last year's comparable period, resulting from lower average debt and various asset management initiatives.

SALE OF GAS COMPRESSOR LEASING BUSINESS

Effective July 1, 2000 the Company completed the sale of its gas compressor leasing business for $57.5 million. The Company will continue to package gas compressor equipment for sale and will continue to service such equipment. To date, the Company has received payment of $52.6 million and an additional $4.9 million will be due and payable on or before April 10, 2001. Such amount is included on the Company's Consolidated Condensed Statements of Financial Position as of October 28, 2000 as a component of Accounts and notes receivable, net. The Company realized a gain of $5.6 million on this sale during the second quarter of 2000, which is included in Other income, net on the Company's Consolidated Condensed Statements of Earnings for the nine months ended October 28, 2000. All such items are associated with its Other Business Activities segment.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders as of the end of the third and second quarters of 2000 and third quarter of 1999 were as follows:

                          OCTOBER 28, 2000    JULY 29, 2000     OCTOBER 30, 1999
                          ----------------   ----------------   ----------------
                                           (Dollars in millions)
Tactical Vehicle Systems    $     742.8        $     795.7        $     960.3
Power Products .........          119.2              116.7               60.8
Petroleum Equipment ....           65.6               55.6               17.3
Airline Products .......           21.3               21.1               19.4
All Other ..............           16.5               10.1               18.8
                            -----------        -----------        -----------
                            $     965.4        $     999.2        $   1,076.6
                            ===========        ===========        ===========


Total backlog decreased $33.8 million during the quarter as a result of additional fulfillment of the multi-year follow-on Tactical Vehicle Systems contract awarded in October 1998 by the United States Army Tank-Automotive and Armament Command ("TACOM") to manufacture medium tactical vehicles. This decrease was partially offset by an option exercised by TACOM for an additional 103 vehicles and various enhancements to vehicles already produced. Such decrease in unfilled orders for this segment was also partially offset by a modest increase in both the Power Products and Airline Products segments. The Company has also experienced continued growth in orders for the Petroleum Equipment segment's products.

Over the coming months, the Company expects the backlog in its Tactical Vehicle Systems segment to decrease as existing contractual orders are filled. See "Government Contracting Factors" for additional information regarding Tactical Vehicle Systems contracts.

CAPITAL EXPENDITURES AND COMMITMENTS

Capital spending for property, plant and equipment of $26.3 million for the nine months ended October 28, 2000 included $8.3 million in revenue earning assets, and increased from $24.7 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities was $44.6 million during the third quarter of 2000, largely due to collections of outstanding balances due from the U.S. Government, as well as performance-based collections from the U.S. Government. During the first nine months of 2000 the Company generated over $84 million in cash flow from operations, slightly less than the comparable nine months of 1999. Cash and equivalents were $105.1 million at October 28, 2000, an increase of over $43 million versus the prior quarter. Borrowings at the end of the quarter amounted to slightly over $100 million, resulting in a net cash over borrowings position of $4.8 million.

The Company has outstanding $75 million of privately placed unsecured long-term senior notes (the "Private Placement") at varying rates of interest. Various traunches of the Private Placement mature on May 30 of 2001, 2003, and 2006. Interest is due semiannually on May 30 and November 30 of each year. During the second quarter of 2000, the Company reclassified the amount due on May 30, 2001, or $20 million, from Long-term debt to Current portion of long-term debt on its Consolidated Condensed Statements of Financial Position.

The Company has in place an unsecured Revolving Debt Facility that could provide up to approximately $150 million, including a $25 million letter of credit sub facility, of which approximately $112 million was available under the terms of the debt facility at October 28, 2000. This Revolving Debt Facility matures on December 20, 2001, but the Company has plans in place to refinance this facility prior to the end of 2000. The Company has additional banking relationships that provide uncommitted borrowing arrangements.

The Company's unsecured long-term notes, which include the Revolving Debt Facility notes and senior notes, were issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, rentals, and other items. Additional covenants in the Revolving Debt Facility require the Company to maintain a minimum tangible net worth and interest coverage. Since these requirements are calculated from earnings and cash flow, dividends could be restricted indirectly. Dividends at the current level are not restricted as of the date of this report, because the Company is currently in compliance with all other such covenants. Further, the Company expects to remain in compliance for the foreseeable future.

The Company's sources of cash liquidity include cash and cash equivalents, cash from operations, amounts available under credit facilities and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends, current maturities of debt, and other financial commitments. From time to time, as business needs warrant, the Company borrows funds under its Revolving Debt Facility. To date during 2000 the Company has borrowed and repaid approximately $20 million under this facility.

In the event that any acquisition of additional operations, growth in existing operations, settlements of lawsuits or disputes, changes in inventory levels, accounts receivable, tax payments, or other working capital items create a permanent need for working capital or capital expenditures in excess of the existing cash and cash equivalents and committed lines of credit, the Company may seek to borrow from other long-term financing sources or to curtail certain activities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

CAUTIONARY STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report contain forward-looking statements that are based on management's current expectations, estimates, and projections. Any such statements set forth herein or otherwise made in writing or orally by the Company with regard to its goals or expectations for revenues, its projected or estimated earnings, its results of operations, or other aspects of its business are not guarantees of future performance and involve a number of risks, uncertainties, and assumptions and are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Many factors, including those discussed more fully elsewhere in this release and in the Company's filings with the Securities and Exchange Commission, particularly its latest annual report on Form 10-K, as well as others, could cause actual results to differ materially from those stated. These factors include, but are not limited to: risks associated with newly acquired businesses or other business combinations; changes in the costs or availability of the Company's raw materials or other factors of production; changes in pricing or product or service offerings by the Company's foreign and domestic competitors; changes in demand for the Company's products and services; technological developments and changes; the Company's or others' ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products and services sold or marketed by the Company; the achievement of reduced costs and expenses; the gain or loss of significant customers; technological, implementation, and cost or financial risks in use of large, multi-year contracts; the cyclical nature of markets served by the Company; the outcome of pending and future litigation, governmental proceedings, or other actions against the Company; the continued availability of financing, financial instruments and financial resources in the amount, at the times, and on the terms required to support the Company's business; the assessment of unanticipated taxes or imposition of eminent domain by foreign or domestic governmental authorities; the risk of cancellation or adjustment of specific orders and termination of significant government programs; disruptions in production and/or increased costs due to labor disputes and enactment of adverse state, federal or foreign legislation or changes in government policy or regulation. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, inflation and currency exchange rates and other future factors. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

The Company's existing multi-year contract with the U.S. Army will extend production of the Family of Medium Tactical Vehicles ("FMTV") into 2002 (or 2003 if the government exercises its option to purchase additional vehicles). The funding of the FMTV contract is subject to the inherent uncertainties of congressional appropriations. As is typical of multi-year defense contracts, the FMTV contract must be funded annually by the Department of the Army and may be terminated at any time for the convenience of the government. As of October 28, 2000, funding in the amount of $365 million for the FMTV contract had been authorized and appropriated by the U.S. Congress. If the FMTV contract is terminated other than for default, the FMTV contract provides for termination charges that will reimburse the Company for allowable costs, but not necessarily all costs.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show. The Company has been advised that the U.S. Customs Service and the Department of Justice are investigating potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems, and firearms. Such investigation could result in the filing of criminal, civil, or administrative sanctions against the Company and/or individual employees and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:
         3.2 Sixth Restated Bylaws of Stewart & Stevenson Services, Inc., effective September 12, 2000

        27.1    Financial Data Schedule

(b)   Form 8-K Report Date - August 24, 2000 (Second Quarter Results)
      Items reported -          Item 5.  Other Events
                                Item 7.  Exhibits

      Form 8-K Report Date - August 31, 2000 (Receipt for $23.6 Million in
                             Oilfield Equipment)
      Items reported -          Item 5.  Other Events
                                Item 7.  Exhibits

      Form 8-K Report Date - September 13, 2000 (Dividend Announcement)
      Items reported -          Item 5.  Other Events
                                Item 7.  Exhibits

      Form 8-K Report Date - September 20, 2000 (Max Lukens Joins as New
                             Director)
      Items reported -          Item 5.  Other Events
                                Item 7.  Exhibits

      Form 8-K Report Date - September 28, 2000 (Receipt of US Army Contracts
                             for $25 Million)
      Items reported -          Item 5.  Other Events
                                Item 7.  Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of December 2000.

STEWART & STEVENSON SERVICES, INC.


By: /s/ MICHAEL L. GRIMES
        Michael L. Grimes
        President and Chief Executive Officer
        (principal executive officer)


By: /s/ JOHN H. DOSTER
        John H. Doster
        Senior Vice President and Chief Financial Officer
        (principal financial officer)


By: /s/ PATRICK G. O'ROURKE
        Patrick G. O'Rourke
        Controller and Chief Accounting Officer
        (chief accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER AND DESCRIPTION


   3.2 Sixth Restated Bylaws of Stewart & Stevenson Services, Inc., effective September 12, 2000

  27.1   Financial data schedule