Form 10-K405
period 2001-01-31
STEWART & STEVENSON SERVICES INC
filed 2001-04-25
CIK 94328

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2001 ("Fiscal 2000") or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      AGGREGATE MARKET VALUE OF VOTING SECURITIES HELD BY NONAFFILIATES
                              AS OF MARCH 1, 2001:

                                  $729,938,716

Number of shares outstanding of each of the issuer's classes of common stock, as of March 1, 2001:

COMMON STOCK, WITHOUT PAR VALUE    28,074,566 SHARES

                     DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                      PART OF FORM 10-K
--------                                                      -----------------
Proxy Statement for the 2001 Annual Meeting of Shareholders           Part III

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

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 2000" commenced on February 1, 2000 and ended on January 31, 2001. Identifiable assets at the close of Fiscal 2000, 1999, and 1998, net sales and operating profit for such fiscal years for the Company's business segments, export sales, and sales to customers representing 10% or more of consolidated sales are presented in the Notes to Consolidated Financial Statements contained herein.

POWER PRODUCTS SEGMENT

The Power Products segment sells and rents various industrial equipment; sells components, replacement parts, accessories, and other materials supplied by independent manufacturers; and provides in-shop and on-site repair services for industrial equipment. In addition, it manufactures and packages power generation equipment.

Some of the equipment sold or rented by the Power Products segment is acquired by the Company from independent manufacturers pursuant to distribution agreements. The following table contains the name of each manufacturer with whom the Company presently maintains a significant distribution contract, a description of the products and territories covered, and the expiration date thereof.

            MANUFACTURER                       PRODUCTS                              TERRITORIES                  EXPIRATION DATE
            ------------                       --------                              -----------                  ---------------
Detroit Diesel Corporation           Heavy Duty High Speed        Texas, Colorado, Northern California, New            2003
                                     Diesel Engines               Mexico, Wyoming, Nebraska, Louisiana,
                                                                  Mississippi, Alabama, Venezuela, and Colombia
Electro-Motive Division of General   Heavy Duty Medium Speed      Texas, Colorado, New Mexico, Nebraska, Oklahoma,     2004
Motors Corporation                   Diesel Engines               Arkansas, Louisiana, Tennessee, Mississippi,
                                                                  Kansas, Alabama, Mexico, Central America, and
                                                                  most of South America
Allison Transmission Division of     On- and Off-Highway          Texas, Colorado, Northern California, New            2002
General Motors Corporation           Automatic Transmissions,     Mexico, Wyoming, Nebraska, Louisiana,
                                     Power Shift Transmissions    Mississippi, Alabama, Venezuela, and Colombia
                                     and Torque Converters
Hyster Company                       Material Handling Equipment  Texas                                                  *
John Deere Industrial Equipment      Construction, Utility, and   Wyoming                                                *
Company                              Forestry Equipment
Thermo King Corporation              Transport Refrigeration      Southeast and South Texas, Southern Louisiana,       2002
                                     Equipment                    and Northern California
Waukesha Engine Division of Dresser  Natural Gas Industrial       Colorado, Northern California, Montana,                *
Industries, Inc.                     Engines                      Oklahoma, Wyoming, New Mexico, Utah, Oregon,
                                                                  Hawaii, Kansas, Arizona, California, Washington,
                                                                  Nevada, Colombia, and China
Kohler Company                       Spectrum Generator Sets      Colorado, Southern Louisiana, New Mexico, Texas,       *
                                                                  and Wyoming
KHD - Deutz Corporation              Diesel Engines               Colorado, Wyoming, Arizona, New Mexico,                *
                                                                  Washington, Alaska, Texas, Oklahoma, Kansas,
                                                                  Arkansas, Louisiana, Mississippi, and Western
                                                                  Tennessee
Mercury MerCruiser                   Diesel and Gas Engines       Texas, Louisiana, Mississippi, Arkansas,             2003
                                                                  Missouri, Oklahoma, Kansas, New Mexico, Iowa,
                                                                  Florida, Georgia, Tennessee, Alabama, Kentucky,
                                                                  North Carolina, South Carolina, Alaska,
                                                                  Washington, Oregon, Idaho, Montana, Wyoming,
                                                                  North Dakota, South Dakota, and Nebraska

               * No expiration date. Agreements may be terminated
                        by written notice of termination.

Distribution agreements generally require the Company to purchase and stock products for resale to end users, original equipment manufacturers, and/or independent dealers within the franchised area of distribution. Such agreements may contain provisions restricting sales of products outside of the franchised territory and prohibiting the sale of competitive products within the franchised territory.

The Power Products segment also sells custom generator sets, pump packages, marine propulsion systems, and other engine driven equipment. Generator sets fabricated by the Company range in size from 25 kw to 12,700 kw. Pump packages, marine propulsion systems, and other engine-driven packaged equipment fabricated by the Company range in size from 35 hp to 7,000 hp. Most generator sets and other engine-driven packaged equipment are based upon diesel, dual fuel, or natural gas fueled engines supplied by independent manufacturers with whom the Company has a distribution or packaging agreement. Such agreements do not usually restrict the sale of packaged equipment to a franchised territory, and the products fabricated by the Company are sold on a world-wide basis.

The Company's major distribution agreements also require the Company to stock repair parts, components, and accessories for resale to end users, either directly by the Company or through a dealer network; and to provide aftermarket service support for distributed products within the franchised territory. The Company also offers in-shop and on-site repair services for related equipment manufactured by companies with whom it does not have a distribution agreement.

Power Products segment operations are conducted at branch facilities located in major cities within the Company's franchised areas of operations. New products manufactured by suppliers and repair parts, components, and accessories are marketed under the trademarks and trade names of the original manufacturer. Products fabricated by the Company and aftermarket service are marketed under the "Stewart & Stevenson" name and other trademarks, trade names, and service marks owned by the Company.

The Company's principal distribution agreements are subject to early termination by the suppliers for a variety of causes, including a change in control or a change in the principal management of the Company. Although no assurance can be given that such distribution agreements will be renewed beyond their expiration dates, they have been renewed regularly in the past. Any interruption in the supply of materials from the original manufacturers, or a termination of a distributor agreement, could have a material effect on the results of operations of the Power Products segment.

Operations of the Power Products segment accounted for approximately 53%, 59%, and 46% of consolidated sales during Fiscal 2000, 1999, and 1998, respectively.

TACTICAL VEHICLE SYSTEMS SEGMENT

The Tactical Vehicle Systems segment assembles, and provides sustaining design engineering and service and support for the Family of Medium Tactical Vehicles ("FMTV") under contracts with the U.S. Army. The initial FMTV contract was awarded in 1991 and called for the production of approximately 11,200 2 1/2-ton and 5-ton trucks in several configurations, including troop carriers, wreckers, cargo trucks, vans, and dump trucks. Production pursuant to the original FMTV contract was completed as of January 31, 1999.

During October 1998, the Company received a second multi-year contract from the U.S. Army that provides for continued production of the FMTV through Fiscal 2002, with a one year option held by the U.S. Army that could extend the contracts through Fiscal 2003. The second FMTV contract incorporates an environmentally compliant engine, improved diagnostics system, anti-lock brakes, and other improvements. Production of approximately 7,800 trucks and 1,500 trailers under the second contract began in the third quarter of Fiscal 1999. If all options are exercised, the contract will have a total value of $1.36 billion. On occasion, the Company may be required to fund certain expenditures related to the FMTV contracts in advance of government funding.

The U.S. Army directed the Company to make certain changes in drive train components of all vehicles produced under the first FMTV contract. The Company commenced the installation of the directed changes during Fiscal 1999 and completed the changes during Fiscal 2000. The financial responsibility for the cost of the drive train change has not been resolved. All costs and expenditures for these changes have been absorbed by the Company to date. The Company has submitted a claim under the original FMTV contract seeking compensation for those additional costs related to the directive. An alternate dispute resolution proceeding is currently scheduled for June 2001.

In Fiscal 1998, the Company filed a certified claim with the U.S. government seeking recovery of costs incurred by the Company resulting from a delay of over eight months from the original production plan in the first multi-year FMTV contract. The U.S. Army and the Company agreed to attempt resolution through voluntary participation in the Alternative Disputes Resolution process managed by the Armed Services Board of Contract Appeals. This process took place in April 2001 and concluded with the agreement that the Company would receive $22 million in settlement of its claim. The Company does not have a payment schedule for receipt of the settlement, but expects payment before the end of Fiscal 2001. Until such payment terms are defined, the Company cannot reliably predict the timing of future cash flow impacts related thereto.

The Company also sells the FMTV to other government contractors as a platform for installation of other equipment which is then resold to the Armed Forces. We believe that there will be opportunities to sell additional vehicles to the U.S. Army, other branches of the U.S. Armed Forces, and the armed forces of foreign countries. The FMTV contracts allow for such sales, and the Company's facility has the capacity to produce vehicles for those additional sales.

The United States Government is the predominant customer of the Tactical Vehicle Systems segment, accounting for practically all of the sales of this segment. The FMTV contracts are subject to termination at the election of this customer and provide for termination charges that would reimburse the Company for allowable costs, but not necessarily all costs. The loss of this customer could have a material adverse effect on the Company's consolidated future financial condition and results of operations.

The FMTV incorporates engines, transmissions, axles, and a number of other components specified by the U.S. Army and available only from the source selected by them. Interruption of the supply of any of these components could have a material adverse affect on the results of operations of the Tactical Vehicles Systems segment. The Company believes that any delays arising from the unavailability of source-specified components would be fully compensated under the FMTV contracts. Operations of the Tactical Vehicle Systems segment accounted for approximately 26%, 16%, and 38% of consolidated sales in Fiscal 2000, 1999, and 1998, respectively.

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

The Petroleum Equipment segment purchases many of the components incorporated into its products from independent suppliers. Some of these components are manufactured according to designs and specifications owned by the Company and protected from disclosure by confidentiality arrangements. Other components are standard commercial or oilfield products and may be acquired under the distribution or packaging agreements as discussed under "Power Products Segment" above. We believe that the Petroleum Equipment segment is not dependent on a single supplier for any critical component.

The Company sells oilfield equipment under the "Stewart & Stevenson" trade name and compression molded rubber products under the "Stewart & Stevenson Elastomer Products" trade name. The Petroleum Equipment segment's products are sold world-wide. Demand for oilfield equipment is substantially dependent on the price trends for oil and gas. Operations of the Petroleum Equipment segment represented 9%, 9%, and 10% of consolidated sales during Fiscal 2000, 1999, and 1998, respectively.

AIRLINE PRODUCTS SEGMENT

The Airline Products segment manufactures internal combustion and electric airline ground support equipment that includes aircraft tow tractors, gate pushback tractors, baggage tow tractors, beltloaders, air start units, and air conditioning units. This segment also manufactures mobile railcar movers, sold under the "Rail King" trademark. Some of its products are manufactured according to proprietary designs that are covered by appropriate process and apparatus patents. Other products may be manufactured according to the designs or specifications of its customers. Sales in the Airline Products segment continued to grow in Fiscal 2000 as a direct result of the Company's acquisition of the assets and liabilities of Tug Manufacturing Corporation ("Tug") in December 1998, as well as increased sales of previously existing products. The acquisition of Tug expanded the Company's product offerings in the airline ground support equipment business.

The Airline Products segment purchases many of the components incorporated into its products from independent suppliers. We believe that this segment is not dependent on a single supplier for any critical component and sells the majority of its products to the airline industry, which has a global customer base. Airline products are sold under the "Stewart & Stevenson Tug" trade name. Demand for its products is dependent on the profitability of the airline industry. Operations of the Airline Products segment represented 10%, 11%, and 3% of consolidated sales in Fiscal 2000, 1999, and 1998, respectively.

OTHER BUSINESS ACTIVITIES

The Company is engaged in other business activities that are not included in any of its four major business segments. Other businesses include fabrication of gas compression equipment, holdings of certain real estate interests, and other businesses.

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

The Power Products segment competes with other manufacturers and their distributors in the sale of original equipment, with the manufacturers and distributors of non-original equipment parts for the sale of spare parts, and with independent repair shops for in-shop and on-site repair services. No single competitor competes against the Company's Power Products segment in all of its businesses, but certain competitors may have a dominant position in different product areas. Major competitors in the sale of packaged diesel and gas-fired reciprocating equipment include Caterpillar, Inc. and its distributors and Waukesha Diesel Group and its distributors.

The Tactical Vehicle Systems segment is competing with Oshkosh Truck Corporation and perhaps others for the third multi-year contract as to the FMTV, which may be awarded in approximately 2003. Both domestic and foreign suppliers compete for the sale of vehicles to foreign governments. The Company's foreign competitors include DaimlerChrysler, Steyr, and other companies that have greater international recognition as vehicle manufacturers than the Company.

The Petroleum Equipment segment competes primarily with other manufacturers of similar equipment. Products are differentiated by protected technology, and no manufacturer has a dominant position in any product line. Major competitors include Cooper Cameron Corporation, Hydril Company, and Varco International, Inc. in blow-out preventers and valves; ABB Vetco, Inc. in riser systems; Caterpillar, Inc. and Halliburton Corporation in fracturing and acidizing equipment; and Varco International, Inc. in coil tubing systems.

The Airline Products segment competes primarily with other manufacturers of similar equipment. Major domestic competitors include FMC Corporation in pushback tow tractors, Trilectron Industries Inc. in air conditioners and air starts, NMC-Wollard in belt loaders and cargo tractors, and Tiger Tractor Corporation, Toyota, and Harlan Corporation in baggage tractors. International competitors include Schopf-Douglas in aircraft tow tractors and Charlott in electric baggage tractor/belt loaders.

INTERNATIONAL OPERATIONS

International operations are subject to the risks of international political and economic changes, such as changes in foreign governmental policies, currency exchange rates, and inflation. The Company maintains operations in various foreign jurisdictions, some of which may be considered politically or economically volatile. Where appropriate, to avoid risk of loss of a material asset, the Company purchases insurance policies to mitigate political risks.

International sales are also subject to changes in exchange rates, government policies, and inflation. Generally, the Company accepts payments denominated only in United States Dollars and makes most sales to customers outside the United States against letters of credit drawn on established international banks, thereby limiting the Company's exposure to the effects of exchange rate fluctuations and customer credit risks.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders and letters of intent. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised.

Unfilled orders relating to continuing operations at the close of Fiscal 2000 and Fiscal 1999 were as follows:

                               Estimated percentage to
                                  be recognized in              Unfilled orders at January 31,
                                    Fiscal 2001                        (In millions)
                                    -----------        ----------------------------------------------
                                                            2001                          2000
                                                       ----------------              ----------------
Tactical Vehicle Systems                59%                     $658.2                        $914.5
Power Products                          98%                      137.8                          77.6
Airline Products                        99%                       16.2                          23.5
Petroleum Equipment                     100%                      55.3                          17.2
All Other                               100%                      11.3                          24.0
                                                       ----------------              ----------------
                                                                $878.8                      $1,056.8
                                                       ================              ================

Unfilled orders of the Tactical Vehicle Systems segment at January 31, 2001 and 2000, consisted principally of the follow-on contract awarded in October 1998 by the United States Army Tank - Automotive and Armament Command (TACOM) to manufacture medium tactical vehicles.

EMPLOYEES

At January 31, 2001, the Company employed approximately 4,100 persons. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES.

The Company maintains its corporate executive and administrative offices at 2707 North Loop West, Houston, Texas, which occupy about 65,000 square feet of space leased from a limited partnership in which the Company owns a 32% equity interest.

Activities of the Power Products segment are coordinated from Houston, where the Company owns 320,000 square feet of space at three locations and leases 44,900 square feet in two locations devoted to equipment and parts sales and service. To service its distribution territory (See "Power Products Segment" in Item 1 above), Stewart & Stevenson maintains Company-operated facilities occupying 621,000 square feet of owned space and 706,000 square feet of leased space in 31 cities in Texas, Louisiana, Colorado, New Mexico, Wyoming, Utah, Kansas, Washington, Georgia, California, Mississippi, Arizona, Arkansas, and Florida. The Company leases 38,000 square feet in Maracaibo, Venezuela and approximately 58,000 square feet in four separate locations in Colombia.

The Tactical Vehicle Systems segment is located in a 500,000 square foot Company-owned facility near Houston, Texas. The Tactical Vehicle Systems segment also leases 105,000 square feet of warehousing facilities in Houston, Texas, 19,000 square feet in Sealy, Texas, and 35,400 square feet in Fayetteville, North Carolina.

The Petroleum Equipment segment is headquartered in Houston, where the Company owns approximately 300,000 square feet and leases an additional 12,000 square feet devoted to manufacturing, warehousing, and administration. The Company also owns a high pressure valve manufacturing facility in Jennings, Louisiana (89,000 square feet) and has facilities in Scotland (18,000 square feet) and Abu Dhabi, U.A.E. (12,000 square feet).

The Airline Products segment is headquartered in Kennesaw, Georgia, where the company owns an 87,000 square foot facility. In addition, airline products and railcar movers are manufactured and assembled in a company-owned facility in Houston, Texas. This 407,000 square foot facility is a shared central manufacturing location which also supports power generation and air compression products.

The Company also leases an additional 59,300 square feet of office, warehouse, and shop space to support its marketing department, corporate records, and transportation department.

The Company considers all property owned or leased by it to be well maintained, adequately insured, and suitable for its purposes.

ITEM 3.  LEGAL PROCEEDINGS.

During Fiscal 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show. The Company has been advised that the U.S. Customs Service and the Department of Justice are investigating potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems, and firearms. Such investigation could result in the filing of criminal, civil, or administrative sanctions against the Company and/or individual employees, and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. Government or the benefit of federal assistance payments.

The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury, and warranty matters normally incident to the Company's business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which the Company conducts its business. Although management has established reserves that it believes to be adequate in each case, an unforeseen outcome in such cases could have a material adverse impact on the results of operations in the period it occurs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's common stock is traded on the NASDAQ Stock Market under the symbol: SSSS. There were 681 shareholders of record as of March 1, 2001. The following table sets forth the high and low sales prices relating to the Company's common stock and the dividends declared by the Company in each quarterly period within the last two fiscal years.

                                      Fiscal 2000                              Fiscal 1999
                           ---------------------------------        ---------------------------------
                             HIGH        LOW        DIVIDEND          HIGH         LOW       DIVIDEND
                             ----        ---        --------          ----         ---       --------
First Quarter              $  12.31    $   8.75     $  0.085        $  10.50    $   7.00     $  0.085
Second Quarter                15.44       11.56        0.085           15.25       10.81        0.085
Third Quarter                 22.50       14.92        0.085           14.19       11.25        0.085
Fourth Quarter                27.19       19.50        0.085           13.81       10.50        0.085

On December 12, 2000, the Board of Directors approved a dividend of $0.085 per share for shareholders of record on January 31, 2001, payable on February 16, 2001. The Board of Directors of the Company intends to consider the payment of dividends on a quarterly basis, commensurate with the Company's earnings and financial needs.

ITEM 6.  SELECTED FINANCIAL DATA.

The Selected Financial Data set forth below should be read in conjunction with the accompanying consolidated financial statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED FINANCIAL REVIEW
------------------------------------------------------------------------------------------------------------------------------
                                               Fiscal           Fiscal           Fiscal           Fiscal           Fiscal
(IN THOUSANDS, EXCEPT PER SHARE DATA)           2000             1999             1998             1997             1996
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA:
Sales                                         $ 1,153,209       $  918,664      $ 1,211,569      $ 1,116,786       $  826,562
Cost of sales
                                                  972,163          783,826        1,182,885        1,033,801          723,845
                                             -------------  ---------------  ---------------  ---------------  ---------------
Gross profit
                                                  181,046          134,838           28,684           82,985          102,717
Period expenses
                                                  125,903          111,633           90,395          105,175           96,066
                                             -------------  ---------------  ---------------  ---------------  ---------------
Earnings (loss) from continuing
  operations before income taxes                   55,143           23,205          (61,711)         (22,190)           6,651
Gain on sale of investment, net of tax                  -            2,746                -                -                -
Net earnings (loss) from continuing
  operations                                       34,789           17,451          (39,005)         (14,505)           4,768
Net earnings from discontinued operations               -                -                -            5,424           12,083
Gain (loss) on disposal of discontinued
  operations, net of tax                              565            6,879          (33,979)          61,344                -
Net earnings (loss)                                35,354           24,330          (72,984)          52,263           16,851

Total assets                                      638,862          646,012          705,777        1,252,647        1,079,159

Short-term debt (including current
  portion of long-term debt)                       33,048           34,224           86,956          261,000           29,100
Long-term debt                                     66,568           78,281           83,530          147,166          319,700

PER SHARE DATA:
Earnings (loss) per share:
Basic
Continuing operations                           $    1.24        $    0.62       $    (1.34)      $    (0.44)       $    0.14
Discontinued operations                                 -                -                -             0.16             0.37
Gain (loss) on disposal of
  discontinued operations                            0.02             0.25            (1.17)            1.85                -
                                             -------------  ---------------  ---------------  ---------------  ---------------
                                                $    1.26        $    0.87       $    (2.51)      $     1.57        $    0.51
                                             =============  ===============  ===============  ===============  ===============
Diluted
Continuing operations                           $    1.23        $    0.62       $    (1.34)      $    (0.44)       $    0.14
Discontinued operations                                 -                -                -             0.16             0.37
Gain (loss) on disposal of
  discontinued operations                            0.02             0.25            (1.17)            1.85                -
                                             -------------  ---------------  ---------------  ---------------  ---------------
                                                $    1.25        $    0.87       $    (2.51)      $     1.57        $    0.51
                                             =============  ===============  ===============  ===============  ===============

Weighted average shares outstanding:
Basic                                              28,026           27,989           29,006           33,184           33,068
Diluted                                            28,373           28,042           29,006           33,250           33,090
Cash dividends declared per share               $    0.34        $    0.34        $    0.34        $    0.34        $    0.34

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis, as well as the accompanying consolidated financial statements and related footnotes, will aid in understanding the Company's results of operations as well as its financial position, cash flows, indebtedness, and other key financial information. The following discussion may contain forward-looking statements. In connection therewith, please see the cautionary statements contained herein, which identify important factors that could cause actual results to differ materially from those predicted or implied in the forward-looking statements.

BUSINESS SEGMENT HIGHLIGHTS
------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PERCENTAGES)
------------------------------------------------------------------------------------------------------------------------
                                                                                 Sales
                                           -----------------------------------------------------------------------------
                                                Fiscal                           Fiscal                        Fiscal
                                                 2000                             1999                          1998
                                           -----------------------------------------------------------------------------
Power Products                             $    612,463                     $    540,740                    $    560,032
Tactical Vehicle Systems                        304,143                          150,884                         455,399
Petroleum Equipment                             100,251                           84,265                         116,023
Airline Products                                110,250                          104,915                          32,603
Other Business Activities                        26,102                           37,860                          47,512
                                           ------------                     ------------                    ------------
Total Segment Sales                        $  1,153,209                          918,664                    $  1,211,569
                                           ============                     ============                    ============

                                                                       Operating Profit (Loss)
                                           -----------------------------------------------------------------------------
                                               Fiscal                          Fiscal                           Fiscal
                                                2000                            1999                             1998
                                           -----------------------------------------------------------------------------
Power Products                             $     13,057                     $     15,244                    $     23,638
Tactical Vehicle Systems                         54,509                           30,217                         (77,717)
Petroleum Equipment                               3,681                            2,099                          10,245
Airline Products                                 (6,552)                          (3,697)                           (630)
Other Business Activities                         3,595                             (652)                         (4,476)
                                           ------------                     ------------                    ------------
Total Operating Profit (Loss)                    68,290                           43,211                         (48,940)
Corporate expenses, net                         (11,980)                         (10,044)                        (11,452)
Non-operating interest income                     7,902                               29                          10,925
Interest expense                                 (9,069)                          (9,991)                        (12,244)
                                           ------------                     ------------                    ------------
Earnings (loss) from continuing
  operations before taxes                  $     55,143                     $     23,205                    $    (61,711)
                                           ============                     ============                    ============

                                                Operating Profit (Loss) as a Percentage of Sales
                                           -----------------------------------------------------------------------------
                                              Fiscal                           Fiscal                          Fiscal
                                               2000                             1999                            1998
                                           -----------------------------------------------------------------------------
Power Products                                      2.1 %                            2.8 %                           4.2 %
Tactical Vehicle Systems                           17.9                             20.0                          ( 17.1 )
Petroleum Equipment                                 3.7                              2.5                             8.8
Airline Products                                  ( 5.9 )                          ( 3.5 )                         ( 1.9 )
Other Business Activities                          13.8                            ( 1.7 )                         ( 9.4 )
Consolidated                                        5.9                              4.7                           ( 4.0 )

RESULTS OF OPERATIONS

FISCAL 2000 VS. FISCAL 1999

Sales for Fiscal 2000 totaled $1,153 million compared to $919 million in Fiscal 1999. Net earnings from continuing operations for the year grew 99% to $35 million, or $1.23 per diluted share, compared with $17 million, or $0.62 per share, in the prior year. Including discontinued operations, total year net earnings for Fiscal 2000 and 1999 were $35 million, or $1.25 per diluted share, and $24 million, or $0.87 per share, respectively.

During Fiscal 2000, the Company made significant progress in five important management initiatives. The result of this progress has been to improve its balance sheet, to increase its profit margins, and to grow organically (or internally) its businesses. With regards to the improvement of the balance sheet, during Fiscal 2000 the Company increased its cash and cash equivalents by $98 million, reduced its total debt by $13 million, and improved its current ratio by 15%. While the Company has made significant progress in reducing its inventory and accounts receivable levels, it continues to focus on further reductions. Increased profit margins are ultimately reflected in net earnings from continuing operations, which, as mentioned above, were 99% improved versus Fiscal 1999. Finally, sales for the year increased 26% versus Fiscal 1999.

Reported sales comply with a new accounting pronouncement whereby all shipping and handling fees billed to the customer are recorded as sales. Prior period sales have been restated to conform with this new requirement. (See Note 1 to the consolidated financial statements for additional detail.)

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded Fiscal 2000 sales of $612 million, 13% higher than Fiscal 1999 sales of $541 million. Operating profit for Fiscal 2000 was $13 million compared with $15 million last year. Operations in Fiscal 2000 were adversely impacted by special charges of $9 million, principally in connection with an uncollectible account and note receivable, and inventory reserves. Order backlog for this segment increased $60 million during the year, largely on the strength of power generation orders. The Power Products segment relies on a number of markets for top line growth. In addition to participating in the electric power generation market, the Power Products segment also participates in the oil and gas market through the sale of equipment, parts, and service for the propulsion and power of marine support vessels, and through the application of off-highway internal combustion engines, along with service and parts support for land-based applications. While these markets strengthened during the year, the Power Products segment continues to monitor the land-based Class 8 on-highway transportation markets for signs of weakness which could occur as a result of a softening of the overall economy. Latin American sales were strong in Fiscal 2000, however, there remains an element of volatility as these markets continue to mature and grow.

The Power Products segment realized increasing sales in each successive quarter of Fiscal 2000. While the segment was able to enjoy modest price increases on some of its products and services, the increased sales in Fiscal 2000 were primarily attributable to increased volumes. Parts, equipment, and service sales and profitability all showed a positive trend throughout the year. During Fiscal 2000, the Company added approximately 200 service technicians to promote organic growth. Power Products segment management continues to focus on business process improvement and reducing administrative expenses in an effort to improve its operating profit, and to further reduce its working capital.

The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U.S. Army and others, recorded sales for Fiscal 2000 of $304 million versus $151 million a year ago. Total year operating profit for Fiscal 2000 was $55 million, which compared favorably with $30 million a year ago.

The Tactical Vehicle Systems segment experienced significantly improved results for Fiscal 2000 versus Fiscal 1999, as sales almost doubled. The increase in sales was primarily the result of an increase in the volume of products sold. The segment shipped approximately 1,500 trucks during Fiscal 2000 and expects to ship approximately 2,900 trucks and trailers during Fiscal 2001, resulting in an expected further increase in sales of approximately $100 million. Margin rates in the mid-teens are expected for Fiscal 2001. The Company continues its preparation for the next multi-year contract award and has submitted its proposal for the first phase of the competitive bid process. The Company cannot reliably predict when the final award for the new production contract will be made or whether the Company will receive the award, but believes that the award may be made in 2003 and that its proposal will be competitive. During Fiscal 1998, the U.S. Army directed the Company to make certain changes in the drive train components of all vehicles produced under the first Family of Medium Transport Vehicles ("FMTV") contract. The installation of the directed changes was completed entirely during Fiscal 2000, and the Company does not expect to incur additional expense related to this program in future periods. The Company has submitted a claim under the original FMTV contract seeking compensation for those additional costs related to the directive. An alternate dispute resolution proceeding is currently scheduled for June 2001.

The Petroleum Equipment segment manufactures equipment for oil and gas exploration, production, and well stimulation industries. Sales in this segment totaled $100 million for Fiscal 2000 compared to $84 million last year. The segment reported a $4 million operating profit in Fiscal 2000 and a $2 million operating profit in Fiscal 1999. The order backlog at the end of Fiscal 2000 totaled $55 million, well above the $17 million at 1999 fiscal year-end.

During Fiscal 2000, the Company's Petroleum Equipment segment realized improved operating results in each successive quarter. While the segment was able to enjoy modest price increases on some of its products and services, the increased sales in Fiscal 2000 were primarily attributable to increased volumes. With natural gas prices and crude oil maintaining their current relatively high levels, the segment is receiving an increased level of new sales proposals. Management's challenge is to continue to grow profitability while there remains a shortage of qualified labor, some strains in supply chain capacity, and strong competition for the business available. During the first half of the year, while the markets for its products were comparatively soft, the Company was not able to fully utilize its infrastructure and absorbed its fixed costs over a relatively low volume of sales. Later in the year, as demand rapidly increased, the segment incurred a substantial amount of overtime expense, as the tight labor markets did not allow the Company to increase staffing to optimal levels. As demand for the segment's products remains strong, the Company anticipates an improvement in profit margins through better cost management.

The Airline Products segment manufactures airline ground support products and mobile railcar movers. Sales for Fiscal 2000 were $110 million versus $105 million the previous year. Operating losses were reported for both years: $7 million in Fiscal 2000 and $4 million in Fiscal 1999 and results for Fiscal 2000 included $4.3 million in inventory write downs. The continuing disappointing performance in Airline Products results principally from production and inventory process issues, and to a lesser extent, softness in demand from airline customers. The Company's management has made the restoration of profitability to this segment a high priority. Accordingly, a performance improvement team is working on a recovery plan which, coupled with our supply chain initiative, should restore margin rates to targeted levels by the end of Fiscal 2001. Furthermore, a shift in the industry to electric propulsion products and the growth of regional airlines that require smaller foot print products could provide the Company with an opportunity to better serve those markets. However, the airline industry continues to experience increased fuel expenses and reduced travel spending by its customers due to a general softening of the U.S. economy. These factors could result in lower industry profits, which could impact the available business for the Company's ground support products.

Other business activities not identified in a specific segment include predominantly gas compression equipment sales or leases. Fiscal 2000 sales were $26 million versus $38 million in Fiscal 1999. Operating profit for the year totaled $4 million and included a $6 million gain on sale of the gas compression equipment leasing business. An operating loss of $1 million was reported last year.

FISCAL 1999 VS. FISCAL 1998

Sales for Fiscal 1999 totaled $919 million, a decrease of 24% from Fiscal 1998 sales of $1,212 million. Net earnings from continuing operations for Fiscal 1999 totaled $17 million or $0.62 per share as compared to a net loss from continuing operations of $39 million or $1.34 per share for Fiscal 1998. Results for Fiscal 1999 included a $3 million after-tax gain on the sale of the Company's fifty percent interest in an unconsolidated affiliate and a $1 million after-tax gain on the sale of an investment. Excluding these special items, net earnings from continuing operations for Fiscal 1999 totaled $14 million or $0.50 per share. Results for Fiscal 1998 included $51 million after taxes in special charges pertaining to (1) a government directive to make certain changes to drive train components of the FMTV ($26 million), (2) claims for additional costs arising out of government caused delays and changes in the FMTV program ($24 million), (3) charges for cost overruns and superceded material in the FMTV program ($6 million) and (4) partially offsetting interest income on proceeds from sale of the gas turbine business ($5 million). The Company reported an operating profit of $43 million in Fiscal 1999 compared with an operating loss of $49 million in Fiscal 1998.

The Power Products segment recorded sales of $541 million in Fiscal 1999, 3% lower than Fiscal 1998 sales of $560 million. Operating profit for Fiscal 1999 was $15 million, compared with $24 million in Fiscal 1998. The segment absorbed $1 million of charges in Fiscal 1999 in connection with corporate initiatives to improve business performance and $2 million in inventory charges. Performance in the Power Products segment continues to vary by market. Equipment and parts sales were adversely impacted by softness in oil and gas markets.

Sales for the Petroleum Equipment segment totaled $84 million for Fiscal 1999, a decrease of 27% from $116 million recorded in the prior year. The segment reported an operating profit of $2 million for Fiscal 1999 as compared to an operating profit of $10 million in the prior year. The decrease in sales and operating profit resulted from a depleted order backlog in the depressed oil and gas markets.

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

The Tactical Vehicle Systems segment recorded sales of $151 million in Fiscal 1999 versus $455 million in Fiscal 1998, primarily as a result of a production hiatus between contracts. Deliveries on the initial contract were completed in January 1999, and production start-up on the new contract began during the third quarter of Fiscal 1999. An operating profit of $30 million was recorded in Fiscal 1999 as compared to an operating loss of $78 million for the prior year that included $87 million in special charges. Improved operating margins resulted from an effective cost reduction program and a higher initial sales price per truck sold to compensate for costs incurred during the production shut-down.

During Fiscal 1998, the U.S. Army directed the Company to make certain changes in the drive train components of all vehicles produced under the first FMTV contracts. The Company made a decision to refit all fielded vehicles and to fund the $40 million estimated cost to perform that work. The Company commenced the installation of the directed changes during Fiscal 1999.

As previously mentioned, in the first half of Fiscal 1999, the Company was in a production hiatus between the original FMTV contracts and the new FMTV contracts. During this period, the Company made several changes to the management and production processes intended to improve the performance of the Tactical Vehicle Systems segment. These changes included the reduction of both direct and indirect personnel, improvements in materials management, and reductions in cash flow cycle times. The Company was paid a higher sales price per truck on some trucks sold in Fiscal 1999 to compensate the Company for costs incurred during the production shut-down.

The Airline Products segment achieved sales of $105 million in Fiscal 1999, over three times Fiscal 1998 sales of $33 million, reflecting both the full-year impact of the acquisition of the airline products business from Tug Manufacturing Corporation and improved sales of previously existing products. An operating loss of $4 million was recorded for Fiscal 1999, as compared to an operating loss of $1 million in the prior year. The operating loss for Fiscal 1999 included charges of $5 million for new product development and inventory write-offs.

All other business activities not defined as a specific segment include gas compression equipment and related services and other miscellaneous sales. Sales for these activities totaled $38 million for Fiscal 1999, as compared to Fiscal 1998 sales of $48 million. Operating losses of $1 million and $4 million were recorded for Fiscal 1999 and 1998, respectively, largely due to the establishment of inventory reserves and under-recovered costs associated with restructuring of pooled manufacturing facilities.

PERIOD EXPENSES
-------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                          Fiscal                           Fiscal                            Fiscal
                                         2000                             1999                              1998
-------------------------------------------------------------------------------------------------------------------------
Selling and administrative
  expenses                       $            129,491             $            109,038              $             90,857

Interest expense                                9,069                            9,991                            12,244

Other income, net                             (12,657)                          (7,396)                          (12,706)

                                 ---------------------            ---------------------             ---------------------

Net period expenses              $            125,903             $            111,633              $             90,395

                                 =====================            =====================             =====================

Net period expenses as a
  percentage of sales                           10.9%                            12.2%                              7.5%

NET PERIOD EXPENSES

Period expenses for Fiscal 2000 totaled $126 million, or 10.9% of sales compared with $112 million, or 12.2% of sales in Fiscal 1999. The increase in selling and administrative expenses was a result of a writeoff of $7 million relating to an uncollectible account and note receivable as well as increased salary and benefits expense. Interest expense decreased modestly during Fiscal 2000, principally as a result of lower average borrowings. Fiscal 2000 Other income, net was comprised principally of gains from dispositions of assets and interest income, of which a significant portion was related to interest earned on refunds from the Internal Revenue Service.

Period expenses for Fiscal 1999 totaled $112 million or 12.2% of sales compared with $90 million or 7.5% of sales in Fiscal 1998. Increases in selling and administrative expenses were largely due to business acquisitions and process and technology improvement initiatives. Interest expense decreased $2 million in Fiscal 1999 due to improved cash flow performance.

Other income, net, for Fiscal 1999 included a $1.9 million recovery of value added taxes and harbor taxes, and a $1.8 million gain on the sale of an investment. Other income, net, for Fiscal 1998 included approximately $9 million in interest income earned on proceeds from sale of its gas turbine operations ("GTO").

CONTINUING/DISCONTINUED OPERATIONS

NET EARNINGS (LOSS)
----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                 Fiscal                     Fiscal                     Fiscal
                                                                2000                       1999                       1998
----------------------------------------------------------------------------------------------------------------------------------
Continuing operations                                    $           34,789         $           17,451         $          (39,005)
Gain (loss) on disposal of discontinued operations,
     net of tax                                                         565                      6,879                    (33,979)
                                                         -------------------        -------------------        -------------------
Net earnings (loss)                                      $           35,354         $           24,330         $          (72,984)
                                                         ===================        ===================        ===================

Net earnings from continuing operations for Fiscal 2000 and 1999, were $35 million and $17 million, respectively, while in 1998 the Company recorded a net loss from continuing operations of $39 million.

During Fiscal 2000, the Company concluded its operations affiliated with the former GTO, recognized certain reserves were no longer required, and adjusted those reserves during the fourth quarter. Also, during the fourth quarter of Fiscal 1999, the Company disposed of an investment in a power generation facility in Argentina and related obligations, resulting in a $7 million gain net of tax. The activities arose as part of GTO; accordingly, the gain has been reflected in results from discontinued operations.

The net loss from discontinued operations in Fiscal 1998 totaled $34 million and represented the equivalent of $1.17 per share. The Company recorded an after-tax charge, net of accruals, of $20 million relating to certain contractual purchase price adjustments associated with the sale of GTO to the General Electric Company and $14 million for a probable liability associated with a debt guarantee related to the Company's investment in the Argentinean power generation facility.

FINANCIAL CONDITION

WORKING CAPITAL

------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                            January 31, 2001                 January 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Current Assets
        Cash and cash equivalents                                         $       109,955                 $         11,715
        Accounts and notes receivable, net                                        172,441                          242,625
        Recoverable costs and accrued profits not yet billed                       22,415                            8,151
        Income tax receivable                                                       8,518                           26,255
        Deferred tax asset                                                          6,562                            9,076
        Inventories                                                               180,407                          194,609
                                                                          ---------------                 ----------------
             Total Current Assets                                                 500,298                          492,431
                                                                          ---------------                 ----------------

Current Liabilities
        Notes payable                                                              12,611                           25,269
        Accounts payable                                                           66,437                           90,163
        Accrued payrolls and incentives                                            21,395                           18,701
        Income tax payable                                                          1,962                            3,257
        Current portion of long-term debt                                          20,437                            8,955
        Other accrued liabilities                                                  65,361                           66,235
                                                                          ---------------                 ----------------
             Total Current Liabilities                                            188,203                          212,580
                                                                          ---------------                 ----------------

Working Capital                                                           $       312,095                 $        279,851
                                                                          ===============                 ================

Current Ratio                                                                      2.66:1                           2.32:1

During Fiscal 2000, current assets increased by $8 million, or less than 2%. Cash and cash equivalents increased from $12 million to $110 million. Accounts and notes receivables, net decreased $70 million due to a large collection from the U.S. Army during the first quarter offset by increased sales activity in the fourth quarter of Fiscal 2000. Also, income taxes receivable decreased $18 million mostly as a result of income tax refunds.

Current liabilities decreased by $24 million during Fiscal 2000, principally as a result of the reduction of both notes and accounts payable. Such decrease is a result of differences in timing of orders and shipments of goods from major vendors for distributor inventory. Current portion of long-term debt increased by $11 million, as a maturity of the Company's senior notes is due in Fiscal 2001. However, this increase was partially offset by an $8 million refinancing of short term debt related to the Company's corporate office building to a long term mortgage loan.

Because current assets increased and current liabilities decreased, the Company's current ratio improved by 15%, to 2.66:1.

LONG LIVED ASSETS
--------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                            January 31, 2001                     January 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net (excluding revenue
  earning assets)                                                          $       105,129                      $        99,844

Revenue earning assets, net                                                          9,636                               29,690

Deferred income tax asset                                                            1,131                                  166

Investments and other assets                                                        22,668                               23,881
                                                                   ------------------------             ------------------------
                                                                           $       138,564                      $       153,581
                                                                   ========================             ========================

Long-lived assets decreased by $15 million during Fiscal 2000, principally as a result of the sale of certain assets relating to its gas compression business. Additional information regarding this divestiture is contained in
Note 15 of the Company's consolidated financial statements. Partially offsetting this decrease was the capitalization of various costs associated with the implementation of the Company's enterprise-wide resource planning software.

CAPITAL STRUCTURE
-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                           January 31, 2001                                January 31, 2000
                                                  Amount                 Percentage                Amount                Percentage
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                  $   66,568                   14.8%              $   78,281                    18.1%
Other long-term liabilities excluding
  long-term debt                                    23,507                    5.2                   20,703                     4.8

Shareholders' equity                               360,584                   80.0                  334,448                    77.1
                                           ----------------          -------------          ---------------           -------------
                                                $  450,659                  100.0%              $  433,432                   100.0%
                                           ================          =============          ===============           =============

The Company's capital structure consists primarily of Shareholders' Equity and Long-term debt. The capital structure increased by $17 million during Fiscal 2000, primarily due to net earnings of $35 million, partially offset by dividends of $10 million and a reduction of Long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash liquidity included cash and cash equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends, and other financial commitments. The Company has in place an unsecured revolving debt facility that could provide up to approximately $135 million, net of $5 million outstanding under a $25 million letter of credit sub facility. This revolving facility matures during Fiscal 2004. In addition, the Company has $75 million in senior notes outstanding. The senior notes are unsecured and were issued pursuant to an agreement containing a covenant which imposes a debt to total capitalization requirement. For additional information, see "Note 9: Debt Arrangements."

The Company has additional banking relationships which provide uncommitted borrowing arrangements. In the event that any acquisition of additional operations, growth in existing operations, settlements of lawsuits or disputes, changes in inventory levels, accounts receivable, tax payments, or other working capital items create a permanent need for working capital or capital expenditures in excess of the existing cash and cash equivalents and committed lines of credit, the Company may seek to borrow under other long-term financing instruments or seek additional equity capital.

The following table summarizes the Company's cash flows from operating, investing, and financing activities as reflected in the Consolidated Statements of Cash Flows.

SUMMARIZED CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                          Fiscal                  Fiscal                  Fiscal
                                                                         2000                    1999                    1998
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in):

Operating activities                                                   $ 97,286                $ 88,274               $ 428,075

Investing activities                                                     22,761                 (22,020)                (65,249)

Financing activities                                                    (21,807)                (67,498)               (368,854)
                                                                   -------------           -------------           -------------

                                                                       $ 98,240              $   (1,244)              $  (6,028)
                                                                   =============           =============           =============

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                          Fiscal                  Fiscal                  Fiscal
                                                                         2000                    1999                    1998
--------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations                         $ 34,789                $ 17,451              $  (39,005)

Accrued postretirement benefits & pension                                 3,249                   2,857                    (237)

Depreciation and amortization                                            22,604                  22,298                  19,636

Deferred income taxes, net                                               (8,485)                 (2,310)                (10,760)

(Gain) loss on sale of business assets                                   (5,649)                 (5,804)                     53

Change in operating assets and liabilities, net                          52,367                  57,069                 (57,612)

                                                                   -------------           -------------            ------------
Net cash provided by (used in) continuing operations                     98,875                  91,561                 (87,925)

Net cash provided by (used in) discontinued operations                   (1,589)                 (3,287)                516,000

                                                                   -------------           -------------            ------------
Net cash provided by (used in) operating activities                    $ 97,286                $ 88,274               $ 428,075
                                                                   =============           =============            ============

Net cash provided by continuing operations in Fiscal 2000 was $99 million, largely comprised of net earnings and lower accounts and notes receivable. Net cash used in discontinued operations of $2 million resulted from the payment of final expenses relating to the Company's discontinued GTO.

Net cash provided by continuing operations in Fiscal 1999 totaled $92 million and included a $57 million change in net operating assets and liabilities resulting primarily from the completion of the original FMTV contract and lower inventories. Net cash used by discontinued operations in Fiscal 1999 was related to disposition of an investment and related obligations pertaining to a power generation plant in Argentina.

During Fiscal 1998, the Company's continuing operations consumed $88 million of funds, primarily caused by net losses from continuing operations, and a change in net operating assets and liabilities largely resulting from certain tax events, including the payment of income taxes associated with the sale of GTO and the accrual of certain reserves which, under tax regulations, were not deductible during Fiscal 1998. The Net cash provided by discontinued operations in Fiscal 1998 represents the net collection of the proceeds from the sale of the GTO business.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                          Fiscal                   Fiscal                  Fiscal
                                                                         2000                     1999                    1998
----------------------------------------------------------------------------------------------------------------------------------
Expenditures for property, plant and equipment                        $  (35,385)              $  (38,573)             $  (39,565)

Proceeds from sale of business assets                                     55,221                    8,303                   4,597

Acquisition of businesses                                                   -                      (5,832)                (33,659)

Disposal of property, plant and equipment                                  2,925                   14,082                   3,378
                                                                    -------------            -------------           -------------
Net cash provided by (used in) investing activities                     $ 22,761               $  (22,020)             $  (65,249)
                                                                    =============            =============           =============

During Fiscal 2000, 1999, and 1998, the Company invested significant amounts of cash in property, plant and equipment to expand its existing businesses. In addition to normal plant and equipment expenditures, Fiscal 2000 expenditures included approximately $5 million for the purchase and implementation of the Company's new enterprise resource planning software, and $10 million for revenue-earning assets. Fiscal 1999 expenditures included approximately $20.4 million in revenue earning assets and $18.2 million in normal plant and equipment. In addition, the Company sold approximately $16 million of revenue earning assets in Fiscal 1999 to third parties. Fiscal 1998 expenditures included $13.1 million related to the acquisition and buildup of the Company's gas compression rental fleet.

During Fiscal 2000, the Company received $55 million in cash associated with the divestiture of its gas compression equipment leasing business.

Proceeds from sale of business assets in Fiscal 1999 totaled $8 million and consisted of sale of investments in (1) GFI Control Systems, Inc., a gaseous fuel injection joint venture located in Ontario, Canada ($4 million); (2) Syracuse Orange Partners, L.P., a cogeneration facility located in Syracuse, New York ($3 million); and (3) a facility in North Dakota ($1 million). During October 1998 the Company sold the net assets of Carson Cogeneration LLP.

Acquisitions of businesses in Fiscal 1999 consisted of the purchase of Thermo King of Northern California for approximately $6 million. Business acquisitions in Fiscal 1998 included the assets of Compression Specialties, Inc., a Wyoming-based gas compression leasing and service company ($9 million), the stock of IPSC Co., Inc., the Deutz engine distributor for Louisiana, Mississippi, Arkansas, and Western Tennessee ($4.2 million), the Deutz distributorship franchise for Texas, Oklahoma, and Kansas from Harley Equipment Company, H & H Rubber, Inc., a manufacturer of specialty rubber products, for ($4 million), and the assets of Tug Manufacturing Corporation, an airline ground support equipment manufacturer, for approximately $13 million in cash and $3 million in additional purchase price to be paid ratably over three years.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                         Fiscal                Fiscal                Fiscal
                                                                        2000                  1999                  1998
----------------------------------------------------------------------------------------------------------------------------
Additions to long-term borrowings                                     $  29,238             $  16,234             $  25,000
Payments on long-term borrowings                                        (29,469)              (82,016)             (242,780)
Net short-term borrowings (payments)                                    (12,658)                7,801               (22,714)
Dividends paid                                                           (9,521)               (9,517)               (9,758)
Repurchase of common stock                                                 -                     -                 (120,000)
Proceeds from exercise of stock options                                     603                  -                    1,398
                                                                  --------------        --------------        --------------
Net cash provided by (used in) financing activities                  $  (21,807)            $ (67,498)            $(368,854)
                                                                  ==============        ==============        ==============

Payment of cash dividends on common stock totaled $9.5 million during each Fiscal 2000 and 1999. There has been no change in the dividends per share during these years. The Company uses funds from operations, along with borrowings, as necessary, to pay dividends. During Fiscal 1999 and 1998, the Company used a substantial amount of cash to service debt.

ACCOUNTING DEVELOPMENTS

In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. The Company reports the impact of such other comprehensive income in its consolidated financial statements included in its Consolidated Statements of Comprehensive Income.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and hedging activities. Adoption of SFAS No. 133 was initially required on or before February 1, 2000. However, in June, 1999, the FASB issued SFAS No. 137 which delayed the required implementation date of SFAS No. 133 to no later than February 1, 2001. Effective February 1, 2001, the Company adopted SFAS No. 133. The adoption of SFAS No. 133 does not have a material effect on its results of operations or financial position of the Company.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." This bulletin provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The bulletin is not intended to change existing authoritative literature. The Company is in compliance with all such authoritative literature described in SAB No. 101.

In September 2000, the Emerging Issues Task Force ("EITF") released abstract No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 requires that shipping and handling costs billed to customers be recorded as sales. Accordingly, the Company has restated its quarterly and annual sales and cost of sales for Fiscal 2000 and 1999 and annual sales and cost of sales for 1998, 1997, and 1996.

SUBSEQUENT EVENTS

The Company entered into an Administrative Agreement with the United States Air Force that imposes certain requirements on the Company intended to assure the U.S. Air Force that the Company is a responsible government contractor. Under this agreement, the Company has established and maintains a program to ensure compliance with applicable laws and the Administrative Agreement. The program provides employees with education and guidance regarding compliance and ethical issues, operates a means to report questionable practices on a confidential basis, and files periodic reports with the U.S. Air Force regarding the Company's business practices. The Administrative Agreement expired pursuant to its term on March 19, 2001, but the Company intends to maintain compliance programs on a continuing basis.

In Fiscal 1998, the Company filed a certified claim with the U.S. government seeking recovery of costs incurred by the Company resulting from a delay of over eight months from the original production plan in the first multi-year FMTV contract. The U.S. Army and the Company agreed to attempt resolution through voluntary participation in the Alternative Disputes Resolution process managed by the Armed Services Board of Contract Appeals. This process took place in April 2001 and concluded with the agreement that the Company would receive $22 million in settlement of its claim. The Company does not have a payment schedule for receipt of the settlement, but expects payment before the end of Fiscal 2001. Until such payment terms are defined, the Company cannot reliably predict the timing of future cash flow impacts related thereto.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this document, including those made under the captions "Business," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Other than statements of historical fact included herein, all statements herein including in particular, but not limited to, statements regarding potential future products and markets, our future financial position or results of operations, business strategy, other plans, and objectives for future operations, relating to trends, expressing our belief, referring to expectations, referring to back-logs as to future product deliveries, relating to long-term contracts in progress or using the verbs "should," "could," "may," and verbs of similar import and prospective focus, are forward-looking statements. We can give no assurance that any forward-looking statement of ours will prove to have been correct and such statements are not guarantees of future performance. They involve certain risks, uncertainties and assumptions which are difficult to predict and actual outcomes and results may differ materially from what is expressed or forecasted or implied in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Specific important factors that could cause actual results, performance, or achievements to differ materially from our forward-looking statements are identified below and all written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by such factors:

o RISK OF COMPETITION. Our foreign and domestic competitors may use their resources and product and service offerings to increase competition, both in prices and products and services offered, and thereby reduce our market shares and/or sales and profitability. Some of our existing and potential competitors have substantially greater marketing, financial, and technical resources than we have, and these resources may be used in effective competition with us. We have assumed in our forward-looking statements that we will continue to be a reasonably effective competitor in our markets.
o RISKS RELATING TO TECHNOLOGY. Our business will suffer if we are unable to keep up with rapid technological change and product development. Our success will depend on our ability to anticipate changes in technology and industry requirements and to respond to technological developments on a timely basis, either internally or through strategic alliances. We will likely be constantly threatened by current competitors or new market entrants who may develop new technologies or products or establish new standards that could render our products less marketable or obsolete. Thus, we can offer no assurances that we will be successful in developing and marketing, on a timely and cost effective basis, products or product enhancements that respond to our competition, to technological developments, to changing industry standards, and to market place acceptability. We have assumed in our forward-looking statements that we can reasonably keep pace with our competitors in technology changes and product development.
o RISKS OF GENERAL ECONOMIC CONDITIONS. Our commercial operations are cyclical and dependent for success on the general economic well-being of the United States and certain other world markets. A general economic downturn could adversely affect demand for our products and services. Although the economy of the United States has experienced one of its longest periods of growth in recent history, the continued strength of the United States economy cannot be assured, and there are some signs that we are entering a period of economic slowdown.
       Moreover, there are also some signs that we are entering a period of a world economic slowdown. If the United States or world economies were to begin to decline, the demand for, and price of, our products and services could be adversely affected, thus adversely affecting our revenues and income. Further, other general market conditions such as increased inflation and higher interest rates could also adversely impact our revenues and results. In our forward-looking statements we have assumed that a worldwide recession or material downturn in the United States economy will not occur and that we are not entering a significant down-cycle in our markets or a period of significantly increasing inflation and interest rates.
o RISKS RELATING TO PERSONNEL. Labor shortages and our inability to recruit and retain key employees and workers could limit our operations and increase our labor costs and, in turn, adversely affect our results of operations. Our manufacturing and service operations are substantially dependent upon our ability to recruit and retain key managers and qualified machinists, mechanics, factory workers, and other laborers. While there are some signs that the United States and world economies are slowing, there has continued to be a strong labor market in the United States in general. The strong labor market can adversely impact us by limiting our manufacturing capacity or resulting in significantly increased wages and other benefits to attract additional key employees and workers. We have assumed in our forward-looking statements that we will continue to be able to recruit and retain necessary personnel at overall costs that are comparable with our ability to produce revenues.
o RISKS OF DEPENDENCE ON GOVERNMENT. Because the U.S. government is one of our key customers, decreased government spending or termination of significant government programs could adversely affect our business.
       Our Tactical Vehicle Systems segment depends largely on U.S. government expenditures. In recent years, government contracts in such segment have accounted for substantial percentages of our annual revenues and operating income. There can be no assurance as to whether future governmental spending will adequately support our business in this area, and substantial decreases in government spending, the loss of the U.S. government as a customer or the cancellation of key significant government programs could materially and adversely affect our operations. Moreover, even if government spending in general continues at current levels, we are not assured that we can compete effectively as to the receipt of specific government orders and contract awards or as to the timing thereof. In our forward-looking statements, we have assumed that we will continue to have satisfactory benefits from our government contracting business.
o INHERENT RISKS OF GOVERNMENT CONTRACTS. Government contracts present us with numerous special risks that are inherent in their nature and that could adversely affect our operations. Government contracts are often relatively large in our business. Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims, including claims for additional taxes, often extend over prolonged periods of time. Whether we are able to obtain ultimate profitability on military contracts that we may receive often depends on the eventual outcome of an equitable settlement of contractual issues with the U.S. government, and, due to uncertainties inherent in the estimation and claim negotiation process, no assurances can be given that our estimates of ultimate profitability will be accurate. Moreover, estimates as to percentage-of-completion accounting on large government contracts can prove to have been incorrect. Variances between actual results and such estimates could be material. Furthermore, there are inherent risks in projecting actual costs on multi-year government contracts because of unforeseen factors, including price and wage inflation and supply shortages. The Company is in production year three of its second multi-year contract that will extend production of our Family of Medium Transport Vehicles ("FMTV") contracts with the U.S. Department of the Army. The funding of the new FMTV contract is subject to the inherent uncertainties of Congressional appropriations. As is typical of multi-year defense contracts which may be canceled or adjusted by the government, the FMTV contract must be funded annually by the U.S. Department of the Army and may be terminated at any time for the convenience of the government. As of January 31, 2001, funding in the amount of approximately $1.1 billion for the new FMTV contract had been authorized and appropriated by the U.S. Congress. If the new FMTV contract is terminated, other than for our default (in which event there could be serious adverse consequences and claims against us), the FMTV contracts provide for termination charges that will reimburse us for certain allowable costs but not necessarily for all costs. Our government contracting operations are subject to U.S. government investigations of business practices and cost classifications and legal, and administrative proceedings can flow from our practices.
       Under certain circumstances a contractor such as us can be fined as well as suspended or debarred from government contracting. Suspension or debarment could prevent us from selling equipment or services to customers that depend on loans or financial commitments from other
       U.S. government agencies such as the Export Import Bank and the Overseas Private Investment Corporation. In such events we might otherwise not be able to receive the benefits of federal assistance payments during a suspension or debarment. In our forward-looking statements, we have assumed our reasonable management of risks inherent in our government contracting business.
o RISKS OF CLAIMS AND LITIGATION. Unexpected outcomes of pending litigation and governmental proceedings and future unexpected litigation and legal disputes could have a material adverse impact on our operations. If we experience materially adverse and unexpected outcomes or other unexpected results in our existing litigation and government proceedings, which in turn have a material adverse effect on our results of operations, the accuracy of our forward-looking statements would be affected. Similarly, if we experience in the future new, unexpected litigation or adverse results from new, unexpected litigation, there could also be a material adverse effect on our results, again affecting the accuracy of our forward-looking statements. Our forward-looking statements assume that there will be no such unexpected outcomes or results that we have not already adequately provided for.
o RISKS AS TO GLOBAL TRADE MATTERS. Changes in global trade policies in our markets could impact our operations in these markets. We have assumed that there will be no material changes in global trading policies, such as embargoes, new and large tariffs or other tax assessments and the like or other new and material restrictions on trade, in connection with our forward-looking statements.
o RISKS AS TO COST CONTROLS. As a manufacturing and service company operating within "tight" margins and with substantial facilities and inventories and a large workforce, our operations have been, and can be, adversely affected by our inability to control costs. As a manufacturing and service company it is particularly important for us to control our costs and expenses, and we continuously endeavor to implement cost savings measures in our operations. Our forward-looking statements assume that we will be able to contain our costs and expense increases at reasonable levels consistent with expected revenues.
o RISKS AS TO ACQUISITIONS. Our success is dependent upon the integration of newly acquired businesses with our existing business. Our forward-looking statements assume the successful integration of acquired businesses and their future contribution to our operations even though integration of acquisitions requires constant effort, including attention to personnel and cost issues, and there can be no assurance as to the ultimate success of our integration efforts.
o RISKS AS TO CURRENCY FLUCTUATIONS. A material change in currency exchange rates in our markets could affect our future results as well as affect the carrying values of certain of our assets. World currencies have been subject to much volatility in recent years. The United States dollar has been strong against most currencies over the past year. In particular, the Euro has declined significantly against the United States dollar in the last year. Our forward-looking statements assume no material impact from future changes in currency exchange rates.
o RISKS AS TO ENVIRONMENTAL AND SAFETY MATTERS. Our operations are regulated under a number of federal, state, local, and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage, and disposal of hazardous materials. Compliance with these environmental laws is a major consideration in the manufacturing of our products, as we use and generate hazardous substances and wastes in our manufacturing operations, and we may be subject to material financial liability for any investigation and clean-up of such hazardous materials. In addition, many of our current and former properties are or have been used for industrial purposes. Accordingly, we also may be subject to financial liabilities relating to the investigation and remediation of hazardous materials resulting from the action of previous owners or operators of industrial facilities on those sites. Liability in many instances may be imposed on us regardless of the legality of the original actions relating to the hazardous or toxic substances or whether or not we knew of, or were responsible for, the presence of those substances. We are also subject to various federal, state, local, and foreign laws and regulations relating to safety and health conditions in our manufacturing facilities. Those laws and regulations may also subject us to material financial penalties or liabilities for any noncompliance, as well as potential business disruption if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any violation of those laws and regulations. Any such financial liability or business disruption could have a material adverse effect on our financial condition and results of operations. Our forward-looking statements assume no material adverse impact from environmental and safety issues.
o RISKS AS TO DISTRIBUTORSHIPS. The Company's Power Products segment is, in particular, dependent upon a number of distribution agreements with third-party manufacturers. All of the Company's distribution agreements either have expiration dates or are terminable upon certain notifications. Even those with expiration dates are also terminable based on other factors, including changes in control of the Company or in the principal management of the Company. While the Company's principal distribution agreements have been renewed on a regular basis in the past, there can be no assurance that any particular distribution agreement will be renewed in the future or that, on the whole, its principal distribution agreements will continue to be renewed. The termination of, or a failure to renew, key distribution agreements could have a material adverse impact on the

       Company's operations. We have assumed in our forward-looking statements that our principal distribution agreements will not be terminated and/or will be renewed as they come up for renewal.


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

                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                (IN THOUSANDS)

                                                        Fiscal Year Ending January 31,
                           --------------------------------------------------------------------------------------
                               2002           2003          2004          2005           2006       Thereafter
                           --------------------------------------------------------------------------------------
Fixed Rate
  Long-term Debt               $  20,187       $    377     $  30,334      $     64       $     73     $  33,625

Average Interest Rate               7.12%         14.67%         7.38%         9.04%          9.04%         7.81%

Floating Rate
  Long-term Debt               $     250       $    495     $     250      $    250       $    250     $     850
                           --------------------------------------------------------------------------------------
Total                          $  20,437       $    872     $  30,584      $    314       $    323     $  34,475
                           ======================================================================================


The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Generally, the Company's contracts provide for payment in U.S. Dollars and the Company does not maintain significant foreign currency cash balances. Foreign subsidiaries have in-country working capital loans, which limit the exposure to foreign currency exchange rate fluctuations. Certain suppliers bill in foreign currencies. The Company may enter into forward contracts to hedge these specific commitments and anticipated transactions but not for speculative or trading purposes. The following table lists the foreign currency forward contracts outstanding at the close of Fiscal 2000.

                     CONTRACT AMOUNT BY EXPECTED MATURITY
                                (IN THOUSANDS)

                                                                                Fiscal Year Ending
                                                                                 January 31, 2002
                                                                               --------------------
Foreign contracts to Purchase Foreign Currencies for U.S. Dollars

German Mark                                                                        $       763
Average Contractual Exchange Rate                                                       1.9337

Austrian Schilling                                                                 $     1,809
Average Contractual Exchange Rate                                                      13.2081


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Stewart & Stevenson Services, Inc.

We have audited the accompanying consolidated statements of financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP


Houston, Texas
March 22, 2001, except with respect to the second paragraph of Note 3, as to which the date is April 9, 2001

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                                         Fiscal                                  Fiscal
                                                                           2000                                    1999
----------------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
     Cash and cash equivalents                                    $                109,955                $                 11,715
     Accounts and notes receivable, net                                            172,441                                 242,625
     Recoverable costs and accrued profits not yet billed                           22,415                                   8,151
     Income tax receivable                                                           8,518                                  26,255
     Deferred tax asset                                                              6,562                                   9,076
     Inventories                                                                   180,407                                 194,609
                                                                 -------------------------               -------------------------
          Total Current Assets                                                     500,298                                 492,431
Property, Plant and Equipment, net                                                 114,765                                 129,534
Deferred Income Tax Asset                                                            1,131                                     166
Investments and Other Assets                                                        22,668                                  23,881
                                                                 -------------------------               -------------------------
     Total Assets                                                 $                638,862                $                646,012
                                                                 =========================               =========================

Liabilities and Shareholders' Equity
Current Liabilities
     Notes payable                                                $                 12,611                $                 25,269
     Accounts payable                                                               66,437                                  90,163
     Accrued payrolls and incentives                                                21,395                                  18,701
     Income tax payable                                                              1,962                                   3,257
     Current portion of long-term debt                                              20,437                                   8,955
     Other accrued liabilities                                                      65,361                                  66,235
                                                                 -------------------------               -------------------------
          Total Current Liabilities                                                188,203                                 212,580
Commitments and Contingencies (See Note 7)
Long-Term Debt                                                                      66,568                                  78,281
Deferred Income Tax                                                                      -                                     958
Accrued Postretirement Benefits and Pension                                         18,879                                  15,630
Deferred Compensation                                                                2,145                                   2,436
Other Long-Term Liabilities                                                          2,483                                   1,679
                                                                 -------------------------               -------------------------
     Total Liabilities                                                             278,278                                 311,564

Shareholders' Equity
     Common Stock, without par value, 100,000,000
     shares authorized; 28,067,566 and 27,992,203
     shares issued at January 31, 2001 and 2000, respectively                       48,325                                  47,722
     Accumulated Other Comprehensive Income (Loss)                                    (929)                                   (631)
     Retained Earnings                                                             313,188                                 287,357
                                                                 -------------------------               -------------------------
          Total Shareholders' Equity                                               360,584                                 334,448
                                                                 -------------------------               -------------------------
               Total Liabilities & Shareholders' Equity           $                638,862                $                646,012
                                                                 =========================               =========================




SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                       Fiscal 2000         Fiscal 1999          Fiscal 1998
------------------------------------------------------------------------------------------------------------------------------------

Sales                                                                      $     1,153,209     $       918,664      $     1,211,569
Cost of sales                                                                      972,163             783,826            1,182,885
                                                                          -----------------   -----------------    -----------------
Gross profit                                                                       181,046             134,838               28,684
                                                                          -----------------   -----------------    -----------------
Selling and administrative expenses                                                129,491             109,038               90,857
Interest expense                                                                     9,069               9,991               12,244
Other income, net                                                                  (12,657)             (7,396)             (12,706)
                                                                          -----------------   -----------------    -----------------
                                                                                   125,903             111,633               90,395
                                                                          -----------------   -----------------    -----------------

Earnings (loss) from continuing operations before income taxes                      55,143              23,205              (61,711)
Income tax expense (benefit)                                                        20,354               8,642              (22,804)
                                                                          -----------------   -----------------    -----------------
Earnings (loss) from continuing operations of consolidated companies                34,789              14,563              (38,907)
Equity in net earnings (loss) of unconsolidated affiliates                               -                 142                  (98)
Gain on sale of investment, net of tax of $847                                           -               2,746                    -
                                                                          -----------------   -----------------    -----------------
Net earnings (loss) from continuing operations                                      34,789              17,451              (39,005)

Gain (loss) on disposal of discontinued operations, net of tax of  $331,
$4,112, and $(21,985) (See Note 2)                                                     565               6,879              (33,979)
                                                                          -----------------   -----------------    -----------------
Net earnings (loss)                                                        $        35,354     $        24,330      $       (72,984)
                                                                          =================   =================    =================

Weighted average shares outstanding
  Basic                                                                             28,026              27,989               29,006
  Diluted                                                                           28,373              28,042               29,006

Earnings (loss) per share:

Basic
  Continuing operations                                                    $          1.24     $          0.62      $         (1.34)
  Gain (loss) on disposal of discontinued operations                                  0.02                0.25                (1.17)
                                                                          -----------------   -----------------    -----------------
  Net earnings (loss) per share                                            $          1.26     $          0.87      $         (2.51)
                                                                          =================   =================    =================

Diluted
  Continuing operations                                                    $          1.23     $          0.62      $         (1.34)
  Gain (loss) on disposal of discontinued operations                                  0.02                0.25                (1.17)
                                                                          -----------------   -----------------    -----------------
  Net earnings (loss) per share                                            $          1.25     $          0.87      $         (2.51)
                                                                          =================   =================    =================




SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS)                                                                                         Accumulated
                                                                                                            Other
                                                    Shares         Common     Retained    Treasury     Comprehensive
                                                  Outstanding      Stock      Earnings      Stock       Income (Loss)      Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of Fiscal 1997                           33,194    $ 166,454   $ 355,286   $     (33)   $      (1,602)    $ 520,105
  Net loss                                                                -     (72,984)           -               -       (72,984)
  Cash dividends                                                          -      (9,758)           -               -        (9,758)
  Exercise of stock options                                 55        1,398           -            -               -         1,398
  Other comprehensive income                                              -           -            -           1,597         1,597
  Repurchase and cancellation of shares                 (5,265)    (120,033)          -           33               -      (120,000)
                                                 --------------  ----------- ----------- ------------ ---------------   -----------
Balance at end of Fiscal 1998                           27,984       47,819     272,544            -              (5)      320,358
  Net earnings                                                            -      24,330            -               -        24,330
  Cash dividends                                                          -      (9,517)           -               -        (9,517)
  Other comprehensive loss                                                -           -            -            (626)         (626)
  Repurchase and cancellation of shares                      8          (97)          -            -               -           (97)
                                                 --------------  ----------- ----------- ------------ ---------------   -----------
Balance at end of Fiscal 1999                           27,992       47,722     287,357            -            (631)      334,448
  Net earnings                                                            -      35,354            -               -        35,354
  Cash dividends                                                          -      (9,523)           -               -        (9,523)
  Other comprehensive loss                                                -           -            -            (298)         (298)
  Exercise of stock options                                 76          603           -            -               -           603
                                                 --------------  ----------- ----------- ------------ ---------------   -----------
Balance at end of Fiscal 2000                           28,068    $  48,325   $ 313,188   $        -   $        (929)    $ 360,584
                                                 ==============  =========== =========== ============ ===============   ===========


STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

-----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                 Fiscal                   Fiscal                  Fiscal
                                                                2000                     1999                    1998
-----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                        $         35,354        $          24,330       $         (72,984)

Currency translation gain (loss)                                       (298)                    (626)                  1,597
                                                          ------------------      -------------------     -------------------

Comprehensive income (loss)                                $         35,056        $          23,704       $         (71,387)
                                                          ==================      ===================     ===================





SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                   Fiscal               Fiscal               Fiscal
                                                                                  2000                 1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net earnings (loss) from continuing operations                              $   34,789          $    17,451          $    (39,005)
  Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by (used in) operating activities:
     Accrued postretirement benefits and pension                                   3,249                2,857                  (237)
     Depreciation and amortization                                                22,604               22,298                19,636
     Deferred income taxes, net                                                   (8,485)              (2,310)              (10,760)
     (Gain) loss on sale of business assets                                       (5,649)              (5,804)                   53
     Change in operating assets and liabilities net of the effect of divestiture and discontinued operations:
         Accounts and notes receivable, net                                       71,885              (76,192)               31,318
         Recoverable costs and accrued profits not yet billed                    (14,264)              90,946                39,111
         Inventories                                                              (9,070)              24,839               (35,711)
         Accounts payable                                                        (23,726)               4,360               (14,465)
         Accrued payrolls and incentives                                           2,693                3,717                (1,570)
         Current income taxes, net                                                25,187               20,442              (122,815)
         Other current liabilities                                                  (421)             (16,933)               34,991
         Other--principally long-term assets and liabilities                          83                5,890                11,529
                                                                             ------------        -------------        --------------
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS                              98,875               91,561               (87,925)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                            (1,589)              (3,287)              516,000
                                                                             ------------        -------------        --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               97,286               88,274               428,075
                                                                             ------------        -------------        --------------

INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                                 (35,385)             (38,573)              (39,565)
  Proceeds from sale of business assets (See Note 15)                             55,221                8,303                 4,597
  Acquisition of businesses (See Note 15)                                              -               (5,832)              (33,659)
  Disposal of property, plant and equipment                                        2,925               14,082                 3,378
                                                                             ------------        -------------        --------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           22,761              (22,020)              (65,249)
                                                                             ------------        -------------        --------------

FINANCING ACTIVITIES
  Additions to long-term borrowings                                               29,238               16,234                25,000
  Payments on long-term borrowings                                               (29,469)             (82,016)             (242,780)
  Net short-term borrowings (payments)                                           (12,658)               7,801               (22,714)
  Dividends paid                                                                  (9,521)              (9,517)               (9,758)
  Repurchase of common stock                                                           -                    -              (120,000)
  Proceeds from exercise of stock options                                            603                    -                 1,398
                                                                             ------------        -------------        --------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          (21,807)             (67,498)             (368,854)
                                                                             ------------        -------------        --------------
Increase (decrease) in cash and cash equivalents                                  98,240               (1,244)               (6,028)
Cash and cash equivalents, beginning of fiscal year                               11,715               12,959                18,987
                                                                             ------------        -------------        --------------
Cash and cash equivalents, end of fiscal year                                 $  109,955          $    11,715          $     12,959
                                                                             ============        =============        ==============

CASH PAID FOR:
Interest                                                                      $    8,157          $    10,915          $     11,794
Taxes (excluding refunds)                                                         17,323                3,494               100,153



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

FISCAL YEAR: The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 2000" commenced on February 1, 2000 and ended on January 31, 2001. The Company reports results on the Fiscal Quarter method; each of the first three fiscal quarters are 13 weeks long, with the fourth fiscal quarter covering the remaining part of the fiscal year.

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

STOCK-BASED COMPENSATION: The Company applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Pro forma disclosure of the compensation expense determined under the fair-value provision of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," has been provided. (See Note 11: Common Stock.)

CASH EQUIVALENTS: Interest-bearing deposits and other investments with original maturities of three months or less are considered cash equivalents.

INVENTORIES: Inventories are generally stated at the lower of cost (using
LIFO) or market (determined on the basis of estimated realizable values), less related customer deposits. Inventory costs include material, labor, and overhead. The carrying values of these inventories are not in excess of their fair values.

CONTRACT REVENUES AND COSTS: Generally, revenue is recognized when a product is shipped or accepted by the customer, except for certain equipment products, where revenue is recognized using the percentage-of-completion method. The revenues of the Tactical Vehicle Systems segment are generally recognized under the units-of-production method, whereby sales and cost of the units produced under the Family of Medium Tactical Vehicle ("FMTV") contracts are recognized as units are substantially completed. Profits realized on contracts are based on the Company's estimates of revenue value and costs. Changes in estimates for revenues, costs, and profits are recognized in the period in which they are determinable using the cumulative catch-up method of accounting. In certain cases, the estimated revenue values include amounts expected to be realized from contract adjustments when recovery of such amounts are probable. Any anticipated losses on contracts are charged in full to operations in the period in which they are determinable.

DEPRECIABLE PROPERTY: The Company depreciates property, plant and equipment over their estimated useful lives, using both accelerated and straight-line methods. Expenditures for property, plant and equipment are capitalized and carried at cost. All long-lived assets are periodically reviewed to determine whether a change in circumstances indicates that the carrying amount of the asset may not be recoverable. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated service lives used to calculate financial reporting depreciation for principal items of property, plant and equipment are as follows:

              Machinery and equipment                      2 -  7 years
              Building and leasehold improvements         10 - 25 years
              Revenue earning assets                       2 -  8 years

INTANGIBLE ASSETS: Intangible assets primarily relate to the price paid for acquired businesses in excess of appraised net asset value and is amortized on a straight-line basis over the estimated life of fifteen years.

INTERNAL-USE SOFTWARE COSTS: Internal and external costs incurred to develop internal-use computer software are capitalized. The cost of business process reengineering activities and training are expensed as incurred.

FOREIGN EXCHANGE CONTRACTS: The Company occasionally enters into forward exchange contracts only as a hedge against certain economic exposures and not for speculative or trading purposes. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. As a result, they do not subject the Company to risk from exchange rate movements, because gains and losses on these contracts offset gains and losses on the transactions being hedged. At the close of Fiscal 2000, the Company had approximately $3 million in forward contracts to purchase foreign currencies. The counterparties to these contracts are major financial institutions, therefore the Company believes the risk of default is minimal.

Effective February 1, 2001, the Company adopted SFAS No. 133. This adoption did not have a material effect on the Company's results of operations or financial position.

TRANSLATION OF FOREIGN CURRENCY: The local currency is the functional currency for most of the Company's international subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist primarily of cash equivalents, trade receivables, trade payables, and debt instruments. The recorded values of cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. Generally, the Company's notes receivable and payable have interest rates which are tied to current market rates. The senior notes are recorded at a book value of $75 million, which approximates fair market value. The Company estimates that the recorded value of all other of its financial instruments approximates market values.

WARRANTY COSTS: As revenue is recorded, expected warranty and performance guarantee costs are accrued, based on both historical experience and contract terms.

EARNINGS PER SHARE: As of January 31, 1998 the Company adopted SFAS No. 128, "Earnings per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if all securities or other contracts to issue common stock were exercised or converted into common stock. During Fiscal 2000 and 1999, stock options had the dilutive effect of 347,000 and 53,000 shares. There were no stock options during Fiscal 1998 which were deemed to be dilutive.

USE OF ESTIMATES AND ASSUMPTIONS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates have been made by management with respect to (1) future obligations associated with guarantees,
(2) the outcome of ongoing governmental investigations and outstanding litigation, (3) losses related to uncollectible receivables, (4) inventory carrying values, and (5) revenues recognized and costs incurred on long-term contracts using the percentage-of-completion method of accounting.

RECLASSIFICATIONS: The accompanying consolidated financial statements for prior fiscal years contain certain reclassifications to conform with the presentation used in Fiscal 2000.

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. The Company reports the impact of such other comprehensive income in its consolidated financial statements included in its Consolidated Statements of Comprehensive Income.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and hedging activities. Adoption of SFAS No. 133 was initially required on or before February 1, 2000. However, in June, 1999, the FASB issued SFAS No. 137 which delayed the required implementation date of SFAS No. 133 to no later than February 1, 2001. Effective February 1, 2001, the Company adopted SFAS No. 133. The adoption of SFAS No. 133 does not have a material effect on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." This bulletin provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The bulletin is not intended to change existing authoritative literature. The Company is in compliance with all such authoritative literature described in SAB No. 101.

In September 2000, the Emerging Issues Task Force ("EITF") released abstract No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 requires that shipping and handling costs billed to customers be recorded as sales. Accordingly, the Company has restated its annual sales for Fiscal 2000, 1999, and 1998 as per the following schedule. Such restatement had no impact on gross profit.

                                           SALES
                                       (IN THOUSANDS)
                    ----------------------------------------------------
                         Excluding Pass                 Including Pass
                         Through Costs                  Through Costs
                    ----------------------------------------------------
Fiscal
         2000            $   1,144,926                      1,153,209
         1999                  911,702                        918,664
         1998                1,206,772                      1,211,569

NOTE 2:  DISCONTINUED OPERATIONS

During Fiscal 1997, the Company completed the sale of the net assets of its GTO to General Electric Company ("GE") for $600 million, with a subsequent downward adjustment of $84 million in Fiscal 1998. GTO manufactured and serviced gas turbine driven equipment and associated spare parts, provided contract operation and maintenance services for power generation and petrochemical processing facilities, and engaged in the development and turnkey construction of power generation projects.

In the third quarter of Fiscal 1998, the Company reached an agreement with GE regarding certain contractual adjustments to the purchase price and other matters related to the sale of GTO. The agreement required the Company to pay GE $84 million, resulting in an after-tax charge of $20 million to net loss from discontinued operations. In the fourth quarter of Fiscal 1998, it became probable that the Company would be required to perform under a debt guarantee related to the Company's investment in a power generation facility in Argentina. Accordingly, the Company recorded the probable liability of $14 million, net of tax. During the fourth quarter of Fiscal 1999, the Company disposed of this investment and related obligations resulting in a $7 million, net of tax gain. The guarantee arose as part of the Company's gas turbine operations. Accordingly, the gain has been reflected as a gain on disposal of discontinued operations. The Company recognized gain (loss) on disposal of discontinued operations, net of tax of $0.6 million, $6.9 million, and ($34.0) million for the fiscal years ending January 31, 2001, 2000, and 1999, respectively.

NOTE 3:  SPECIAL ITEMS AND EVENTS

Included in Fiscal 1998 net earnings (loss) from continuing operations are the effects of significant nonrecurring events including (1) a $36.8 million charge related to a series of claims under the FMTV program, (2) a $40 million charge for estimated costs associated with a government directive to make certain changes in the drive train components of the FMTV, (3) a $10 million charge for cost overruns and superseded materials on the original FMTV contracts and (4) $9 million of interest income earned on the proceeds from the sale of GTO.

In Fiscal 1998, the Company filed a certified claim with the U.S. government seeking recovery of costs incurred by the Company resulting from a delay of over eight months from the original production plan in the first multi-year FMTV contract. The U.S. Army and the Company agreed to attempt resolution through voluntary participation in the Alternative Disputes Resolution process managed by the Armed Services Board of Contract Appeals. This process took place in April 2001 and concluded with the agreement that the Company would receive $22 million in settlement of its claim. The Company does not have a payment schedule for receipt of the settlement, but expects payment before the end of Fiscal 2001. Until such payment terms are defined, the Company cannot reliably predict the timing of future cash flow impacts related thereto.

In the fourth quarter of Fiscal 1998, the Company made a decision to refit all fielded vehicles and fund the $40 million estimated cost to perform that work. The Company has submitted a claim under the original FMTV contract, seeking compensation for those additional costs related to the directive. Any additional compensation received from the U.S. Army related to this matter will be recorded in the period in which the additional compensation is awarded. An alternate dispute resolution proceeding is currently scheduled for June 2001.

NOTE 4: SEGMENT DATA

The Power Products segment includes the marketing of diesel and gas engines, automatic transmissions, material handling equipment, transport refrigeration units, and construction equipment and related parts and service. This segment also manufactures and packages power generation equipment. The Tactical Vehicle Systems segment includes the designing, manufacturing, and marketing of tactical vehicles, primarily 2 1/2-ton and 5-ton trucks under contract with the United States Army. The Petroleum Equipment segment includes the design, manufacturing, and marketing of specialty equipment for the oilfield service market. The Airline Products segment includes the design, manufacturing, and marketing of airline ground support equipment and railcar movers. Other business activities not included in a business segment for reporting purposes principally include fabrication of gas compression equipment, and, until July 2000, operating gas compression equipment under maintenance or lease agreements and financial services.

The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intercompany and intersegment eliminations.

The Company markets its products and services throughout the world and is not dependent upon any single geographic region or single customer. Other than the U.S. Government, no single group or customer represents greater than 10% of consolidated sales in any of the last three fiscal years. Export sales, including sales to domestic customers for export, for Fiscal 2000, 1999, and 1998 were $113.8 million, $93.5 million, and $84.7 million, respectively. Export sales to any single geographic region in Fiscal 2000, 1999, and 1998 were not material to consolidated sales.

Financial information relating to industry segments is as follows:
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                                                     Depreciation
                                                         Operating          Identifiable          Capital              and
                                      Sales            Profit (Loss)           Assets           Expenditures       Amortization
-------------------------------------------------------------------------------------------------------------------------------
FISCAL 2000
Power Products                      $   612,463           $ 13,057           $  454,177          $  22,510           $  14,198
Tactical Vehicle Systems                304,143             54,509               24,274              5,439               3,732
Petroleum Equipment                     100,251              3,681               84,291                562               3,093
Airline Products                        110,250             (6,552)              47,840                455                 905
Other Business Activities                26,102              3,595               28,280              6,419                 676
                                  --------------     ---------------     ---------------     --------------     ---------------
   Total                            $ 1,153,209           $ 68,290           $  638,862          $  35,385           $  22,604
                                  ==============     ===============     ===============     ==============     ===============
FISCAL 1999
Power Products                      $   540,740           $ 15,244           $  323,501          $  16,166           $  13,641
Tactical Vehicle Systems                150,884             30,217               79,639              4,747               2,879
Petroleum Equipment                      84,265              2,099               66,303                660               2,291
Airline Products                        104,915             (3,697)              53,631              1,459                 640
Other Business Activities                37,860               (652)             122,938             15,541               2,847
                                  --------------     ---------------     ---------------     --------------     ---------------
   Total                            $   918,664           $ 43,211           $  646,012          $  38,573           $  22,298
                                  ==============     ===============     ===============     ==============     ===============
FISCAL 1998
Power Products                      $   560,032           $ 23,638           $  334,234          $  17,409           $  11,396
Tactical Vehicle Systems                455,399            (77,717)             113,721              1,434               3,120
Petroleum Equipment                     116,023             10,245               96,874              4,771               2,634
Airline Products                         32,603               (630)              25,479                114                  37
Other Business Activities                47,512             (4,476)             135,469             15,837               2,449
                                  --------------     ---------------     ---------------     --------------     ---------------
   Total                            $ 1,211,569           $(48,940)          $  705,777          $  39,565           $  19,636
                                  ==============     ===============     ===============     ==============     ===============

A reconciliation of operating profit (loss) to earnings (loss) from continuing operations before income taxes is as follows:

--------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                    Fiscal            Fiscal            Fiscal
                                                                                   2000              1999              1998
--------------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)                                                           $  68,290          $ 43,211        $  (48,940)
Corporate expenses, net                                                             (11,980)          (10,044)          (11,452)
Non-operating interest income                                                         7,902                29            10,925
Interest expense                                                                     (9,069)           (9,991)          (12,244)
                                                                               -------------     -------------     -------------
Earnings (loss) from continuing operations before income taxes                    $  55,143          $ 23,205        $  (61,711)
                                                                               =============     =============     =============

NOTE 5:  CONTRACTS IN PROCESS

Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts in process are classified as current assets. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as current liabilities. Summarized below are the components of the amounts:

--------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                                    Fiscal              Fiscal
                                                                                                   2000                1999
--------------------------------------------------------------------------------------------------------------------------------
Costs incurred on uncompleted contracts                                                            $ 23,494            $ 83,059
Accrued profits                                                                                       3,675               2,290
                                                                                               -------------       -------------
                                                                                                     27,169              85,349
Less:  Customer progress payments                                                                    (4,754)            (77,198)
                                                                                               -------------       -------------
  Recoverable costs and accrued profits not yet billed (recorded as current assets)                $ 22,415            $  8,151
                                                                                               =============       =============
Costs incurred on uncompleted contracts                                                            $ 53,523            $ 59,037
Less:  Customer progress payments                                                                   (84,160)            (69,954)
                                                                                               -------------       -------------
  Billings in excess of incurred costs (recorded as current liabilities)                           $(30,637)           $(10,917)
                                                                                               =============       =============

Billings in excess of incurred costs related to the Tactical Vehicle Systems segment include direct costs of manufacturing and engineering and allocable overhead costs. Generally, overhead costs include selling and administrative expenses in accordance with generally accepted accounting principles and are charged to cost of sales at the time revenue is recognized.

The United States Government has a security interest in unbilled amounts associated with contracts that provide for performance based payments.

In accordance with industry practice, recoverable costs and accrued profits not yet billed include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year.

NOTE 6:  INVENTORIES

Summarized below are the components of inventories, net of customer deposits:
--------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                                 Fiscal                   Fiscal
                                                                                                2000                     1999
--------------------------------------------------------------------------------------------------------------------------------
Power Products                                                                                $170,176                 $150,844
Petroleum Equipment                                                                             26,809                   30,151
Airline Products                                                                                29,007                   26,029
Tactical Vehicle Systems                                                                         3,861                    3,662
Other Business Activities                                                                        1,863                   33,762
Excess of current cost over LIFO values                                                        (51,309)                 (49,839)
                                                                                           ------------            -------------
  Total Inventories                                                                           $180,407                 $194,609
                                                                                           ============            =============

The Company's inventory classifications correspond to its reportable segments. The Power Products segment's inventory consists primarily of industrial equipment, equipment under modification, and parts held in the Company's distribution network for resale. As a custom packager of power systems to customer specifications, the Petroleum Equipment, Airline Products, Tactical Vehicle Systems, and Other Business Activities segments' inventory consists primarily of work-in-process which includes purchased and manufactured components in various stages of assembly.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled approximately $4 million at the close of Fiscal 2000.

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

The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury, and warranty matters normally incident to the Company's business. No individual case, or group of cases presenting substantially similar issues of law or fact, are expected to have a material effect on the manner in which the Company conducts its business. Although management has established reserves that it believes to be adequate in each case, an unforeseen outcome in such cases could have a material adverse impact on the results of operations in the period it occurs.

The Company has provided certain guarantees in support of its customers' financing of purchases from the Company in the form of debt guarantees. The maximum exposure of the Company related to guarantees at January 31, 2001 is $7 million.

The Company leases certain property and equipment under operating lease arrangements of varying terms whose annual rentals are less than 1% of consolidated sales.

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

NOTE 9:  DEBT ARRANGEMENTS

The Company has informal borrowing arrangements with banks which may be withdrawn at the banks' option. Borrowings under these credit arrangements are unsecured, are due within 90 days, and bear interest at varying bid and negotiated rates. No borrowings were outstanding under these arrangements at January 31, 2001 compared to $12 million, with a weighted average interest rate of 6.23%, outstanding at January 31, 2000. In addition, the Company's international subsidiaries had foreign currency bank loans totaling $3.6 million at January 31, 2001.

The Company has entered into an agreement to acquire up to $17 million of diesel engines. This agreement allows for vendor financing with payments due upon certain events and expires December 31, 2001. At the end of Fiscal 2000, approximately $9 million was outstanding under this facility at an interest rate of 6.0%. The Company has also entered into a facility to finance computer hardware and software totaling approximately $7 million. As of January 31, 2001, the amount outstanding under this facility was approximately $1 million.

Long-term debt, which is generally unsecured, consists of the following:
-----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                    Fiscal                      Fiscal
                                                                                   2000                        1999
-----------------------------------------------------------------------------------------------------------------------
Debt of consolidated limited partnership:
  -note payable to a bank, principal due 2006                                   $    8,935                  $    8,491
Senior Notes
  7.03% principal due 2001                                                          20,000                      20,000
  7.29% principal due 2003                                                          30,000                      30,000
  7.38% principal due 2006                                                          25,000                      25,000
Other                                                                                3,070                       3,745
                                                                           ----------------            ----------------
                                                                                    87,005                      87,236
Less current portion (See note below)                                              (20,437)                     (8,955)
                                                                           ----------------            ----------------
Long-Term Debt                                                                  $   66,568                  $   78,281
                                                                           ================            ================

Subsequent to January 31, 2001, the Company replaced its revolving credit facility with a new unsecured revolving credit facility which matures on February 20, 2004. No borrowings were outstanding under the previous facility at January 31, 2001 and 2000. Under the new revolving credit facility, the Company has commitments of $140 million from banks, subject to increase to $200 million or reduction at the Company's election. The revolving credit facility has a $25 million sub facility which may be used for letters of credit. Approximately $5 million in letters of credit were transferred into the facility at closing leaving $135 million available for the Company's use. A commitment fee ranging from 20 to 50 basis points is paid on the daily average unused balance based on the Company's leverage ratio. Borrowings outstanding will bear interest at several options, including LIBOR plus 75 to 175 basis points based on the Company's leverage ratio, the prime rate, or a competitive bid among the banks.

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

In December 1998, the Company entered into an agreement under which it financed approximately $7 million of gas compression equipment. In June 1999, the Company entered into an agreement under which it sold and leased back, under an operating lease structure, $6.2 million of gas compression equipment. In October 1999, under the same arrangement, the Company sold and leased back an additional $4.5 million of gas compression equipment. The Company has subleased the gas compression equipment that is subject to this leaseback arrangement to the purchaser of the gas compression equipment leasing business. See Note 15: Acquisitions and Divestitures for additional information.

As a result of the ownership of a controlling interest in a partnership in which the Company is a limited partner, the Company's Consolidated Statements of Financial Position include the long-term debt of this partnership, which owns the building where the Company's corporate office is located. Such debt is solely the obligation of the partnership, without recourse to the Company, and is secured by the office building and parking garage. Interest is payable in monthly installments at the rate of 9%. As of January 31, 2001, approximately $9 million was outstanding under such debt agreements.

The amounts of long-term debt which will become due during the next five years are as follows (in thousands):

                2001                          $   20,437
                2002                                 872
                2003                              30,584
                2004                                 314
                2005                                 323
                Thereafter                        34,475
                                 ------------------------
                                              $   87,005
                                 ========================

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

-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                               PENSION BENEFITS                      OTHER POST EMPLOYMENT BENEFITS
                                                             ----------------                      ------------------------------
                                                         2000                 1999                 2000                  1999
                                                         ----                 ----                 ----                  ----
-----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year              $  85,802            $  84,946            $   9,920             $   7,976
  Service cost                                           4,039                3,856                  647                   385
  Interest cost                                          6,686                5,906                  755                   546
  Amendments                                                 -                    -                    -                   713
  Participant contributions                                  -                    -                  221                   196
  Benefits paid                                         (3,730)              (3,845)                (798)                 (717)
  Actuarial (gain) loss                                  5,672               (5,061)               1,533                   821
                                                ---------------      ---------------       --------------       ---------------
Benefit obligation at end of year                    $  98,469            $  85,802            $  12,278             $   9,920
                                                ===============      ===============       ==============       ===============
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year       $  76,476            $  76,722            $       -             $       -
  Actual return on plan assets                           7,659                4,372                    -                     -
  Employer contributions                                   361                  267                  577                   521
  Participant contributions                                  -                    -                  221                   196
  Benefits paid                                         (3,730)              (3,845)                (798)                 (717)
  Administrative expenses                                 (879)              (1,040)                   -                     -
                                                ---------------      ---------------       --------------       ---------------
Fair value of plan assets at end of year             $  79,887            $  76,476            $       -             $       -
                                                ===============      ===============       ==============       ===============
RECONCILIATION OF FUNDED STATUS
Funded status                                        $ (18,582)           $  (9,326)           $ (12,278)            $  (9,920)
Unrecognized actuarial (gain) or loss                   11,782                5,690                 (225)               (1,829)
Unrecognized prior service cost                          1,102                1,412                 (678)                 (999)
                                                ---------------      ---------------       --------------       ---------------
  Net amount recognized at year-end                  $  (5,698)           $  (2,224)           $ (13,181)            $ (12,748)
                                                ===============      ===============       ==============       ===============
AMOUNTS RECOGNIZED IN THE STATEMENT
OF FINANCIAL POSITION
Prepaid benefit cost                                 $       -            $     736            $       -             $       -
Accrued benefit liability                               (6,578)              (3,758)                   -                     -
Intangible assets                                          808                  752                    -                     -
Accumulated other comprehensive income                      72                   46                    -                     -
                                                ---------------      ---------------       --------------       ---------------
Net amount recognized at year-end                    $  (5,698)           $  (2,224)           $       -             $       -
                                                ===============      ===============       ==============       ===============

-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                               PENSION BENEFITS                    OTHER POST EMPLOYMENT BENEFITS
                                                             ----------------                    ------------------------------
                                                         2000                 1999                 2000                 1999
                                                         ----                 ----                 ----                 ----
-----------------------------------------------------------------------------------------------------------------------------------
ADDITIONAL YEAR-END INFORMATION FOR PENSION
PLANS WITH ACCUMULATED BENEFIT OBLIGATIONS
IN EXCESS OF PLAN ASSETS
Projected benefit obligation                          $   4,346            $   4,458            $   -                $     -
Accumulated benefit obligation                            3,957                3,758                -                      -

                                              -----------    ----------    -----------      -----------    -----------   -----------
                                                 2000          1999           1998             2000           1999          1998
                                              -----------    ----------    -----------      -----------    -----------   -----------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                     $ 4,039       $ 3,856        $ 3,175           $  647         $  385        $  421
Interest cost                                      6,686         5,906          5,385              755            546           500
Expected return on plan assets                    (7,204)       (6,876)        (6,616)               -              -             -
Amortization of prior service cost                   311           311            311             (381)          (483)         (483)
Recognized actuarial (gain) loss                       4           288             48              (71)          (220)         (225)
                                              -----------    ----------    -----------      -----------    -----------   -----------
  Net periodic benefit cost                      $ 3,836       $ 3,485        $ 2,303           $  950         $  228        $  213
                                              ===========    ==========    ===========      ===========    ===========   ===========

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                                                                  7.50%                   7.75%                  6.75%
Expected long-term rate of return on plan assets                               9.00%                   9.50%                  9.50%
Rate of compensation increase                                                  5.10%                   5.10%                  4.75%


ASSUMED HEALTH CARE COST TREND

For measurement purposes, an annual rate of increase of approximately 6.7% in the per capita cost of covered health care benefits was assumed for Fiscal 2000. The rate is assumed to gradually moderate to 5% through 2004 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

-------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                              ONE PERCENTAGE-            ONE PERCENTAGE-
                                                                            POINT INCREASE             POINT DECREASE
-------------------------------------------------------------------------------------------------------------------------
Effect on total service and interest cost components for Fiscal 2000        $      241                $     (239)
Effect on Fiscal 2000 postretirement benefit obligation                          1,462                    (1,427)

The Company has an unfunded supplemental retirement plan for certain corporate officers. Retirement expense for the plan in Fiscal 2000, 1999, and 1998 was $442,000, $524,000, and $535,000, respectively. Prior service cost not yet recognized in periodic pension cost was approximately $1.0 million each at January 31, 2000, 1999, and 1998.

The Company has an employee savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may contribute up to 20% of their pre-tax salary subject to statutory limits. The Company matching percentages were changed as of January 1, 1999. Subsequent to that date, the Company contributes a matching payment equal to each dollar contributed by employees up to 1% of their eligible annual compensation and twenty-five cents for each dollar contributed on the next 5% of their eligible annual compensation, subject to certain limitations. The Company's matching contribution to the savings plan for continuing operations was $2.2 million, $2.3 million, and $1.0 million in Fiscal 2000, 1999, and 1998, respectively.

Under a nonqualified deferred compensation plan for certain employees, a portion of eligible employees' discretionary income can be deferred at the election of the employee. These deferred funds accrue interest payable to the employee at the prime rate in effect on specified dates.

NOTE 11:  COMMON STOCK

SHAREHOLDER RIGHTS PLAN: The Company has a shareholder rights plan which allows holders to purchase one-third (1/3) of a share at $30.00 for each share owned by a shareholder upon the acquisition, or announcement of intended acquisition, of 15% or more of the Company's stock by a person or group. The rights are subject to antidilution adjustments and will expire on March 20, 2005, unless the plan is further extended or the rights are earlier redeemed.

STOCK ISSUANCE: During Fiscal 2000 and 1999, the Company also issued under the 1996 Director Stock Plan 8,540 and 8,168 shares, respectively, to certain directors of the Company for services rendered. During Fiscal 1998, the Company issued 33,783 shares of common stock to acquire an additional interest in its Venezuela affiliate from a minority shareholder.

STOCK REPURCHASE: During Fiscal 1998, the Company repurchased and canceled 5,265,120 shares of its outstanding stock for $120 million.

STOCK OPTION PLANS: The Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan, the Stewart & Stevenson Services, Inc. 1993 Nonofficer Stock Option Plan, the 1994 Director Stock Option Plan, and the 1996 Director Stock Plan authorize the grant of options to purchase an aggregate of up to 3,300,000, 984,950, 150,000, and 150,000 shares of Common Stock, respectively, at a price not less than fair market value at the date of grant. The options have terms not to exceed ten years and vest over periods not to exceed four years. Under the amended terms of the 1988 Nonstatutory Stock Option Plan, the number of options available for grant increased from 1,800,000 to 3,300,000 shares as of June 10, 1997. Pursuant to an amendment adopted in Fiscal 1996, no future grants of options may be made pursuant to the 1994 Director Stock Option Plan.

CASH DIVIDENDS DECLARED: Cash dividends of $0.085 per share were declared in each quarter of Fiscal 2000, 1999, and 1998.

A summary of the status of the Company's stock option plans during Fiscal 2000, 1999, and 1998 is presented in the tables below:
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Shares under                 Option Price
                                                                                     Option                  Range Per Share
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of Fiscal 1997                                                   1,354,225              $20.00 - $50.25
Granted                                                                               277,500              $21.31 - $24.38
Exercised                                                                             (17,000)                  $20.00
Canceled                                                                              (85,250)             $20.00 - $50.25
                                                                               ---------------
Outstanding at end of Fiscal 1998                                                   1,529,475              $20.00 - $50.25
Granted                                                                               445,750               $8.91 - $13.00
Canceled                                                                             (419,575)             $10.50 - $50.25
                                                                               ---------------
Outstanding at end of Fiscal 1999                                                   1,555,650               $8.91 - $50.25
Granted                                                                               666,000               $9.56 - $24.25
Exercised                                                                             (67,600)             $10.50 - $24.38
Canceled                                                                             (286,075)              $9.56 - $50.25
                                                                               ---------------
Outstanding at end of Fiscal 2000                                                   1,867,975               $8.91 - $50.25
                                                                               ===============
Options available for future grants at the end of Fiscal 2000                       1,957,805
                                                                               ===============

Effective February 2, 1999, 354,025 options held by employees of the Company's discontinued GTO were canceled.
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       Fiscal 2000             Fiscal 1999              Fiscal 1998
-----------------------------------------------------------------------------------------------------------------------------------
Options exercisable at end of year                                         796,927                756,863                  775,100
Weighted average exercise price of options exercisable                   $   38.79              $   30.63                $   33.14
Weighted average fair value of options granted                           $    4.22              $    2.64                $   11.71
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Average Remaining
                                                                                                              Contractual
  Exercise Price       Exercise Price        Options Outstanding            Options Exercisable               Life (Years)
-----------------------------------------------------------------------------------------------------------------------------------
  $8.91 - $9.56             $8.91                           442,500                         25,000                8.2
  $9.56 - $11.75           $10.95                           501,625                         66,613                8.2
 $12.00 - $24.38           $22.32                           496,400                        340,988                5.8
 $24.38 - $50.25           $34.86                           427,450                        364,326                4.0
                                           -------------------------      -------------------------
                                                          1,867,975                        796,927
                                           =========================      =========================

The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost has been recognized as all options have been granted at or above market value. Had compensation cost for these plans been determined based on their fair market value, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                 Fiscal 2000              Fiscal 1999            Fiscal 1998
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings                               As Reported                   $  35,354                $  24,330             $ (72,984)
                                           Pro Forma                        33,765                   22,684               (74,724)
Net earnings per share
Basic                                      As Reported                   $    1.26                $    0.87              $  (2.51)
                                           Pro Forma                          1.20                     0.81                 (2.58)

Diluted                                    As Reported                   $    1.25                $    0.87              $  (2.51)
                                           Pro Forma                          1.19                     0.81                 (2.58)

Because fair market value accounting is not required to be applied to options granted prior to February 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal 2000, 1999, and 1998:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Fiscal 2000      Fiscal 1999      Fiscal 1998
-----------------------------------------------------------------------------------------------------------------------------------
1988 Nonstatutory Stock Option Plan and 1993 Nonofficer Stock Option Plan

       Risk free interest rates                                                         6.55%            5.76%            5.93%
       Expected dividend yields                                                         3.48%            4.07%            1.39%
       Expected volatility                                                              39.79%          38.36%            35.48%
       Expected life (years)                                                              10              10                10

1996 Director Stock Plan

       Risk free interest rates                                                         6.39%            6.29%            5.93%
       Expected dividend yields                                                         2.25%            2.90%            1.60%
       Expected volatility                                                              40.15%          38.35%            35.71%
       Expected life (years)                                                              10              10                10

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

NOTE 12:  INCOME TAXES

The components of the income tax provision (benefit) and the income tax payments are as follows:
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                     Fiscal                     Fiscal                     Fiscal
                                                                    2000                       1999                       1998
------------------------------------------------------------------------------------------------------------------------------------
Current                                                             $  20,095                  $   9,458                  $  84,335
Deferred
                                                                          590                       (816)                  (107,139)
                                                                --------------             --------------             --------------
Income tax provision (benefit)                                      $  20,685                  $   8,642                  $ (22,804)
                                                                ==============             ==============             ==============
Income tax payments (excluding refunds)                             $  17,323                  $   3,494                  $ 100,153
                                                                ==============             ==============             ==============

A reconciliation between the income tax provision (benefit) and income taxes computed by applying the statutory U.S. Federal income tax rate of 35% in Fiscal 2000, 1999, and 1998 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                     Fiscal                     Fiscal                     Fiscal
                                                                    2000                       1999                       1998
------------------------------------------------------------------------------------------------------------------------------------
Provision (benefit) at statutory rates                              $  19,300                  $   8,122                 $ (21,599)
Other                                                                   1,054                        520                    (1,205)
                                                                --------------             --------------             --------------
Income tax provision (benefit)                                      $  20,354                  $   8,642                 $ (22,804)
                                                                ==============             ==============             ==============

The deferred tax liability is determined under the liability method based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted statutory tax rates, and deferred tax expense is the result of changes in the net liability for deferred taxes.

The tax effects of the significant temporary differences which comprise the deferred tax liability at the end of Fiscal 2000 and 1999 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                              Fiscal 2000                Fiscal 1999
------------------------------------------------------------------------------------------------------------------------------------
Deferred Tax Assets
   Postretirement benefit obligation                                                           $   4,579                  $   4,475
   Accrued expenses and other reserves                                                            15,483                     25,506
   Property, plant and equipment                                                                   2,510                          -
   Pension accounting                                                                              1,945                        673
   Other                                                                                             963                        642
      Valuation allowance                                                                           (263)                         -
                                                                                           --------------             --------------
      Gross deferred tax assets                                                                   25,217                     31,296
                                                                                           --------------             --------------
Deferred Tax Liabilities
   Property, plant and equipment                                                                       -                        140
   Contract accounting                                                                             7,905                     13,271
   Prepaid expenses and deferred charges                                                           6,732                      4,393
   Other                                                                                           2,887                      5,208
                                                                                           --------------             --------------
         Gross deferred tax liabilities                                                           17,524                     23,012
                                                                                           --------------             --------------
Net deferred tax asset                                                                         $   7,693                  $   8,284
                                                                                           ==============             ==============
Current portion of deferred tax asset                                                          $   6,562                  $   9,076
Non-current portion of deferred tax asset (liability)                                              1,131                      (792)
                                                                                           --------------             --------------
Net deferred tax asset                                                                         $   7,693                  $   8,284
                                                                                           ==============             ==============

The Company believes it is more likely than not that the net deferred income tax asset as of January 31, 2001 in the amount of $7.7 million will be realized, based primarily upon sufficient taxable income available in carryback years as permitted by the tax law.

NOTE 13:  SUPPLEMENTAL FINANCIAL DATA

Accounts and notes receivables, net consist of the following:
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                              Fiscal                   Fiscal
                                                                                             2000                     1999
-------------------------------------------------------------------------------------------------------------------------------
Accounts receivable                                                                          $173,143                 $237,353
Notes receivable, current and non-current                                                       5,830                   10,233
Allowance for doubtful accounts                                                                (4,264)                  (2,803)
Less non-current portion of notes receivable                                                   (2,268)                  (2,158)
                                                                                          ------------             ------------
 Accounts and notes receivable, net                                                          $172,441                 $242,625
                                                                                          ============             ============

The U.S. Government accounted for approximately 2.9% and 34.6% of accounts receivable, at January 31, 2001 and 2000, respectively. Due to the large number of entities and diversity of the Company's customer base, concentration of credit risk with respect to trade receivables is limited. The Company recorded approximately $9 million in bad debt expense and charged approximately $7 million against its allowance for doubtful accounts during Fiscal 2000.

Components of Property, plant and equipment, net are as follows:
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                              Fiscal                   Fiscal
                                                                                             2000                     1999
-------------------------------------------------------------------------------------------------------------------------------
Machinery and equipment                                                                      $144,712                 $137,934
Buildings and leasehold improvements                                                           96,539                   94,916
Revenue earning assets                                                                         18,334                   38,782
  Accumulated depreciation and amortization                                                  (167,024)                (160,821)
                                                                                          ------------             ------------
                                                                                               92,561                  110,811
Construction-in-progress                                                                        6,810                    3,350
Land                                                                                           15,394                   15,373
                                                                                          ------------             ------------
  Property, plant, and equipment, net                                                        $114,765                 $129,534
                                                                                          ============             ============
Components of Other accrued liabilities are as follows:
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                              Fiscal                   Fiscal
                                                                                             2000                     1999
-------------------------------------------------------------------------------------------------------------------------------
Estimated cost to perform under a government directive                                       $      -                 $ 16,299
Billings in excess of incurred costs                                                           30,637                   10,917
Warranty costs                                                                                 14,794                   10,365
Other                                                                                          19,930                   28,654
                                                                                          ------------             ------------
  Other accrued liabilities                                                                  $ 65,361                 $ 66,235
                                                                                          ============             ============

NOTE 14:  CONSOLIDATED QUARTERLY DATA (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Fiscal 2000
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                Fourth           Third          Second           First
                                                                     Quarter         Quarter         Quarter         Quarter
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                                 $338,876        $286,242        $266,978        $261,113
Gross profit                                                            50,355          47,786          37,015          45,890
Net earnings from continuing operations                                 10,922           8,590           7,779           7,498
Gain on disposal of discontinued operations, net                           565               -               -               -

Net earnings per share:
Basic
  Continuing operations                                                $  0.39         $  0.31         $  0.28         $  0.27
  Gain on disposal of discontinued operations                             0.02               -               -               -
                                                                   ------------    ------------    ------------    ------------
Net earnings per share                                                 $  0.41         $  0.31         $  0.28         $  0.27
                                                                   ============    ============    ============    ============
Diluted
  Continuing operations                                                $  0.38         $  0.30         $  0.27         $  0.27
  Gain on disposal of discontinued operations                             0.02               -               -               -
                                                                   ------------    ------------    ------------    ------------
Net earnings per share                                                 $  0.40         $  0.30         $  0.27         $  0.27
                                                                   ============    ============    ============    ============
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Fiscal 1999
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                Fourth           Third          Second           First
                                                                     Quarter         Quarter         Quarter         Quarter
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                                 $289,510        $236,556        $202,213        $190,385
Gross profit                                                            38,076          35,621          31,280          29,861
Net earnings from continuing operations                                  4,939           7,389           3,003           2,120
Gain on disposal of discontinued operations, net                         6,879               -               -               -

Net earnings per share:  Basic and Diluted
  Continuing operations                                               $   0.17        $   0.26        $   0.11        $   0.08
  Gain on disposal of discontinued operations                             0.25               -               -               -
                                                                   ------------    ------------    ------------    ------------
Net earnings per share                                                $   0.42        $   0.26        $   0.11        $   0.08
                                                                   ============    ============    ============    ============

NOTE 15:  ACQUISITIONS AND DIVESTITURES

Effective July 1, 2000, the Company completed the sale of its gas compressor leasing business for $57.5 million. The Company will continue to package gas compressor equipment for sale and will continue to service such equipment. To date, the Company has received payment of $55.2 million and the unpaid balance is due and payable during the first quarter of Fiscal 2001. Such amount is included on the Company's Consolidated Statements of Financial Position as of January 31, 2001 as a component of Accounts and notes receivable, net. The Company realized a gain of $5.6 million on this sale during the second quarter of Fiscal 2000, which is included in Other income, net on the Company's Consolidated Statements of Earnings for the twelve months ended January 31, 2001. All such items are associated with the Company's Other Business Activities segment.

On June 28, 1999, the Company sold its branch in Williston, North Dakota for approximately $1 million. This franchise operated in the north central United States and primarily distributed and provided services for Waukesha products.

In October 1999, the Company sold its interest in GFI Control Systems, Inc., a gaseous fuel injection joint venture located in Ontario, Canada, for approximately $4 million. The Company also sold a cogeneration facility located in Syracuse, New York in December 1999 and recognized a gain of approximately $1.8 million.

On December 4, 1999, the Company acquired certain assets and liabilities of Thermo King of Northern California. The purchase price totaled approximately $6.2 million. This acquisition complements the existing franchise agreements owned by the Power Products Segment.

On March 30, 1998, the Company acquired the assets of Compression Specialties, Inc., a compression equipment distributor in the business of leasing and servicing compression equipment in the State of Wyoming and the surrounding Rocky Mountain area. The purchase price totaled approximately $9.5 million.

The Company acquired H & H Rubber on June 1, 1998, for approximately $4 million. Based in Houston, Texas, H & H Rubber manufactures molded rubber products utilized in the production of petroleum equipment and sells aftermarket products.

On June 30, 1998, the Company acquired IPSC Co., Inc. based in Stuttgart, Arkansas for approximately $4.2 million. IPSC Co., Inc. is the exclusive Deutz engine distributor for Louisiana, Mississippi, Arkansas, and Western Tennessee. IPSC Co., Inc. also manufactures its own line of pumping equipment and generator sets for agriculture, industrial, and marine markets utilizing the Deutz engines. It complements the existing engine distributorships owned by the Power Products segment.

On December 21, 1998, the Company acquired the assets and certain liabilities of Tug Manufacturing Corporation, a manufacturer of airline ground support equipment. The purchase price totaled approximately $13 million and an adjustment of $3 million to be paid ratably over three years.

The Company made other immaterial acquisitions during fiscal year 1998 which were included mainly in the Petroleum Equipment segment with a combined purchase price of approximately $2.9 million.

The results of all businesses acquired in Fiscal 1999 and 1998 have been included in the consolidated financial statements from the date of acquisition. The assets and any operations of the businesses acquired are not material to the Company's consolidated assets or earnings.

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

Additionally, the Family of Medium Transport Vehicles incorporates components specified by the U.S. Army which are produced by specified sources. Interruption of the supply of any of these components could have a material adverse effect on the results of the Tactical Vehicle Systems segment.

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

                                                   CROSS REFERENCE

  Form 10-K Item                                                                       Caption in Definitive
Number and Caption                                                                        Proxy Statement
------------------                                                                        ---------------
Item 10.                  Directors and Executive                           Election of Directors; Executive Officers;
                          Officers of the Registrant.......................  Section 16(a) Beneficial Ownership
                                                                             Reporting Compliance

Item 11.                  Executive Compensation........................... Election of Directors; Performance of
                                                                             Stewart & Stevenson Common Stock;
                                                                             Report of the Compensation and
                                                                             Management Development Committee;
                                                                             Executive Compensation

Item 12.                  Security Ownership of                             Voting Securities and Ownership
                          Certain Beneficial Owners                          Thereof by Certain Beneficial
                          and Management...................................  Owners and Management

Item 13.                  Certain Relationships                             Transactions with Management and Certain
                          and Related Transactions.........................  Business Relationships

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1. The following financial statements for Stewart & Stevenson Services, Inc. are filed as a part of this report:

         Consolidated Statements of Financial Position--January 31, 2001 and
         2000.

         Consolidated Statements of Earnings--Years ended January 31, 2001, 2000, and 1999.

         Consolidated Statements of Shareholders' Equity -- Years ended January 31, 2001, 2000, and 1999.

         Consolidated Statements of Comprehensive Income -- Years ended January 31, 2001, 2000, and 1999.

         Consolidated Statements of Cash Flows--Years ended January 31, 2001, 2000, and 1999.

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

         The Company will furnish to any shareholder of record as of April 25, 2001, a copy of any exhibit to this annual report upon receipt of a written request addressed to Carl B. King, P. O. Box 1637, Houston, Texas 77008-1637 and the payment of $.20 per page with a minimum charge of $5.00 for reasonable expenses prior to furnishing such exhibits.

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

   4.1 Credit Agreement effective February 20, 2001, between Stewart & Stevenson Services, Inc. and The Chase Manhattan Bank, as Administrative Agent, and the other Banks named therein.

  *4.2 Note Purchase Agreement effective May 30, 1996, between Stewart & Stevenson Services, Inc. and the Purchasers named therein (Exhibit 4 to 7/96 10-Q).

  *4.3 Rights Agreement effective March 13, 1995, between Stewart & Stevenson Services, Inc. and The Bank of New York (Exhibit 1 to Form 8-A Registration Statement under the Commission File No. 001-11443).

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

  21.1   List of Subsidiaries.

  23.1   Consent of Arthur Andersen LLP, Independent Public Accountants.

----------

         Form 8-K Report Date - November 30, 2000 (Company's Dividend) Items reported - Item 5. Other Events
                           Item 7.  Exhibits

         Form 8-K Report Date - December 14, 2000 (Third Quarter Results) Items reported - Item 5. Other Events
                           Item 7.  Exhibits

         Form 8-K Report Date - January 26, 2001 (Senior Vice President
                                Announcement)
         Items reported -  Item 5.  Other Events
                           Item 7.  Exhibits

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of April, 2001.

STEWART & STEVENSON SERVICES, INC.


By /s/ Michael L. Grimes
  --------------------------------------
   Michael L. Grimes
   President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of April, 2001.


/s/ Michael L. Grimes                                    /s/ William R. Lummis
---------------------------------------------            -----------------------------------------
Michael L. Grimes                                        William R. Lummis
President and Chief Executive Officer                    Director
(Principal Executive Officer)


/s/ John H. Doster                                       /s/ Khleber V. Attwell
---------------------------------------------            -----------------------------------------
John H. Doster                                           Khleber V. Attwell
Senior Vice President and Chief                          Director
Financial Officer
(Principal Financial Officer)


/s/ John B. Simmons                                      /s/ Darvin M. Winick
---------------------------------------------            -----------------------------------------
John  B. Simmons                                         Darvin M. Winick
Controller and Chief Accounting Officer                  Director
(Principal Accounting Officer)

                                                         /s/ Howard Wolf
---------------------------------------------            -----------------------------------------
C. Jim Stewart II                                        Howard Wolf
Director                                                 Director


/s/ Donald E. Stevenson
---------------------------------------------            -----------------------------------------
Donald E. Stevenson                                      Charles R. Ofner
Director                                                 Director


/s/ Robert S. Sullivan                                   /s/ Monroe M. Luther
---------------------------------------------            -----------------------------------------
Robert S. Sullivan                                       Monroe M. Luther
Director                                                 Director


/s/ Brian H. Rowe                                        /s/ Max L. Lukens
---------------------------------------------            -----------------------------------------
Brian H. Rowe                                            Max L. Lukens
Director                                                 Director

EXHIBIT INDEX

         EXHIBIT NUMBER AND DESCRIPTION

 4.1     Credit Agreement

21.1     List of subsidiaries

23.1     Consent of Arthur Andersen LLP, Independent Public Accountants