Form 10-Q
period 2001-04-28
STEWART & STEVENSON SERVICES INC
filed 2001-06-08
CIK 94328

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2001

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


COMMON STOCK, WITHOUT PAR VALUE                      28,239,491 SHARES
          (Class)                              (Outstanding at  May 25, 2001)

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statements of Financial Position - April 28, 2001 and January 31, 2001.

Consolidated Condensed Statements of Earnings - Fiscal Quarters Ended April 28, 2001 and April 29, 2000.

Consolidated Condensed Statements of Cash Flows - Fiscal Quarters Ended April 28, 2001 and April 29, 2000.

Consolidated Condensed Statements of Comprehensive Income - Fiscal Quarters Ended April 28, 2001 and April 29, 2000.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC.  AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      APRIL 28, 2001   JANUARY 31, 2001
                                                                     ---------------  -----------------
ASSETS                                                                 (Unaudited)        (Audited)
CURRENT ASSETS
   Cash and equivalents                                                 $  95,821         $ 109,955
   Accounts and notes receivable, net                                     221,529           172,441
   Recoverable costs and accrued profits not yet billed                    10,875            22,415
   Income tax receivable                                                    2,045             8,518
   Deferred tax asset                                                      10,799             6,562
   Inventories:
      Power Products                                                      168,207           170,176
      Petroleum Equipment                                                  38,153            26,809
      Airline Products                                                     25,660            29,007
      Tactical Vehicle Systems                                              6,640             3,861
      Other Business Activities                                               745             1,863
      Excess of current cost over LIFO values                             (51,277)          (51,309)
                                                                        ---------         ---------
                                                                          188,128           180,407
                                                                        ---------         ---------

      TOTAL CURRENT ASSETS                                                529,197           500,298

PROPERTY, PLANT AND EQUIPMENT, NET                                        120,617           114,765

DEFERRED INCOME TAX ASSETS                                                  1,531             1,131
INVESTMENTS AND OTHER ASSETS                                               24,804            22,668
                                                                        ---------         ---------
                                                                        $ 676,149         $ 638,862
                                                                        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                        $  11,723         $  12,611
   Accounts payable                                                        60,300            66,437
   Accrued payrolls and incentives                                         21,772            21,395
   Income taxes payable                                                    11,620             1,962
   Current portion of long-term debt                                       20,437            20,437
   Billings in excess of incurred costs                                    39,883            30,638
   Other current liabilities                                               40,418            34,723
                                                                        ---------         ---------
      TOTAL CURRENT LIABILITIES                                           206,153           188,203
                                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES (See Note D)

LONG-TERM DEBT                                                             66,504            66,568
ACCRUED POSTRETIREMENT BENEFITS AND PENSION                                19,975            18,879
DEFERRED COMPENSATION                                                       1,944             2,145
OTHER LONG-TERM LIABILITIES                                                 2,635             2,483
                                                                        ---------         ---------
    TOTAL LIABILITIES                                                     297,211           278,278
                                                                        ---------         ---------
SHAREHOLDERS' EQUITY
  Common stock, without par value, 100,000,000 shares
    authorized; 28,067,566 and 28,115,662 shares issued at
    January 31, 2001 and April 28, 2001, respectively                      48,795            48,325
  Currency translation adjustment                                            (993)             (929)
  Retained earnings                                                       331,136           313,188
                                                                        ---------         ---------
      TOTAL SHAREHOLDERS' EQUITY                                          378,938           360,584
                                                                        ---------         ---------
                                                                        $ 676,149         $ 638,862
                                                                        =========         =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.  AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED
                                                           ---------------------------------
                                                            APRIL 28, 2001    APRIL 29, 2000
                                                           ---------------   ---------------
                                                                      (Unaudited)
Sales                                                          $ 341,521         $ 261,113
Cost of sales                                                    292,632           212,527
                                                               ---------         ---------

Gross profit                                                      48,889            48,586

Recovery of costs incurred, net                                  (20,800)             --
Selling and administrative expenses                               35,481            38,787
Interest and investment income                                    (1,215)           (4,192)
Interest expense                                                   2,065             2,309
Other income, net                                                    (20)             (242)
                                                               ---------         ---------

                                                                  15,511            36,662
                                                               ---------         ---------

Earnings before income taxes                                      33,378            11,924
Income tax expense                                                12,417             4,426
                                                               ---------         ---------

Net earnings from continuing operations                           20,961             7,498
Loss on disposal of discontinued operations, net of tax             (628)             --
                                                               ---------         ---------

Net earnings                                                   $  20,333         $   7,498
                                                               =========         =========


Weighted average number of shares of common stock:
   Basic                                                          28,085            27,996
   Diluted                                                        28,704            28,075

Earnings per share:
  Basic
     Continuing operations                                     $    0.75         $    0.27
     Loss on disposal of discontinued operations                   (0.02)             --
                                                               ---------         ---------
     NET EARNINGS PER SHARE                                    $    0.72         $    0.27
                                                               =========         =========

Diluted
     Continuing operations                                     $    0.73         $    0.27
     Loss on disposal of discontinued operations                   (0.02)             --
                                                               ---------         ---------
     NET EARNINGS PER SHARE                                    $    0.71         $    0.27
                                                               =========         =========

Cash dividends per share                                       $   0.085         $   0.085


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                        ----------------------------------
                                                                         APRIL 28, 2001     APRIL 29, 2000
                                                                        ---------------   ----------------
                                                                                    (Unaudited)
OPERATING ACTIVITIES
   Net earnings from continuing operations                                  $  20,961          $   7,498
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Accrued postretirement benefits and pension                              1,096                248
       Depreciation and amortization                                            5,463              5,532
       Deferred income taxes, net                                              (4,484)                36
       Change in operating assets and liabilities net of the effect of acquisitions and divestitures:
          Accounts and notes receivable, net                                  (51,411)            44,964
          Recoverable costs and accrued profits not yet billed                 11,540             (5,983)
          Inventories                                                          (7,721)           (12,314)
          Accounts payable                                                     (6,137)           (10,029)
          Accrued payrolls and incentive                                          378             (4,421)
          Current income taxes                                                 16,131              4,291
          Other current liabilities                                            14,311             (2,839)
          Other--principally long-term assets and liabilities                  (2,402)            (1,469)
                                                                            ---------          ---------
   NET CASH PROVIDED BY (USED IN ) OPERATING ACTIVITIES                        (2,275)            25,514
                                                                            ---------          ---------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                             (12,162)           (10,279)
   Proceeds from sale of business assets                                        2,323               --
   Disposal of property, plant and equipment, net                                 847                123
                                                                            ---------          ---------
   NET CASH USED IN INVESTING ACTIVITIES                                       (8,992)           (10,156)
                                                                            ---------          ---------

FINANCING ACTIVITIES
   Additions to long-term borrowings                                             --               20,047
   Payments on long-term borrowings                                               (64)           (20,029)
   Net payments on short-term borrowings                                         (888)            (9,490)
   Dividends paid                                                              (2,385)            (2,379)
   Exercise of stock options                                                      470                222
                                                                            ---------          ---------
   NET CASH USED IN FINANCING ACTIVITIES                                       (2,867)           (11,629)
                                                                            ---------          ---------

Increase (decrease) in cash and equivalents                                   (14,134)             3,729
Cash and equivalents, beginning of period                                     109,955             11,715
                                                                            ---------          ---------
Cash and equivalents, end of period                                         $  95,821          $  15,444
                                                                            =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Net cash paid during the period for:
    Interest                                                                $     522          $   1,134
    Income Tax                                                                    388                593


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

                                             THREE MONTHS ENDED
                                       ------------------------------------
                                                 (Unaudited)
                                        APRIL 28, 2001      APRIL 29, 2000
                                       ---------------    -----------------
Net earnings                               $ 20,333            $  7,498

Currency translation loss                       (64)                (89)
                                           --------            --------

Comprehensive income                       $ 20,269            $  7,409
                                           ========            ========



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended April 28, 2001 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2002.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, the Company's fiscal year 2001 (hereinafter referred to as "2001") commenced on February 1, 2001 and ends on January 31, 2002. In addition, other years are referred to in the same manner. The Company reports results on the fiscal quarter method with each quarter comprising 13 weeks.

The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's January 31, 2001 Form 10-K. An actual valuation of inventory under the last-in-first-out ("LIFO") method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Interim results are subject to the final year-end LIFO inventory valuation.

The accompanying consolidated condensed financial statements for 2000 and related notes contain certain reclassifications to conform with the presentation used in 2001.

NOTE B--SEGMENT INFORMATION

Financial information relating to industry segments is as follows (in thousands except percentages):

                                              THREE MONTHS ENDED
                                      APRIL 28, 2001       APRIL 29, 2000
                                     ----------------     ----------------
                                                 (Unaudited)
SALES
  Power Products                         $ 167,672            $ 128,316
  Tactical Vehicle Systems                 108,494               78,673
  Petroleum Equipment                       34,738               15,448
  Airline Products                          24,109               28,310
  Other Business Activities                  6,508               10,366
                                         ---------            ---------
    Total                                $ 341,521            $ 261,113
                                         =========            =========

OPERATING PROFIT (LOSS)
  Power Products                         $   1,826            $    (816)
  Tactical Vehicle Systems                  38,346               14,636
  Petroleum Equipment                        1,387                 (673)
  Airline Products                          (4,352)                   4
  Other Business Activities                    228                 (634)
                                         ---------            ---------
    Total                                $  37,435            $  12,517
                                         =========            =========

OPERATING MARGIN
  Power Products                               1.1%                (0.6)%
  Tactical Vehicle Systems                    35.3                 18.6
  Petroleum Equipment                          4.0                 (4.4)
  Airline Products                           (18.1)                 0.0
  Other Business Activities                    3.5                 (6.1)
  Consolidated                                10.9                  4.8


A reconciliation of operating profit to earnings before income taxes is as follows (in thousands):

                                                        THREE MONTHS ENDED
                                                -----------------------------------
                                                            (Unaudited)
                                                 APRIL 28, 2001     APRIL 29, 2000
                                                ---------------    ----------------
Operating profit                                    $ 37,435           $ 12,517

Corporate expenses, net                               (3,207)            (2,476)

Non-operating interest and investment income           1,215              4,192

Interest expense                                      (2,065)            (2,309)
                                                    --------           --------

Earnings before income taxes                        $ 33,378           $ 11,924
                                                    ========           ========


NOTE C--ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. The Company reports the impact of such other comprehensive income in its consolidated financial statements included in its Consolidated Condensed Statements of Comprehensive Income.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and hedging activities. Effective February 1, 2001, the Company adopted SFAS No. 133. Such adoption did not have a material effect on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The bulletin is not intended to change existing authoritative literature. The Company is in compliance with all such authoritative literature described in SAB No. 101.

In September 2000, the Emerging Issues Task Force ("EITF") released abstract No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which was adopted by the Company effective January 31, 2001. EITF No. 00-10 requires that shipping and handling costs billed to customers be recorded as sales. Accordingly, the Company has restated its quarterly sales and cost of sales for 2000. Such restatement had no impact on gross profit.

NOTE D--COMMITMENTS AND CONTINGENCIES

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled approximately $4.0 million at April 28, 2001.

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

The Company entered into an Administrative Agreement with the United States Air Force that imposed certain requirements on the Company intended to assure the U.S. Air Force that the Company was a responsible government contractor. Under this agreement, the Company has established and maintains a program to ensure compliance with applicable laws and the Administrative Agreement. The program provides employees with education and guidance regarding compliance and ethical issues, operates a means to report questionable practices on a confidential basis, and files periodic reports with the U.S. Air Force regarding the Company's business practices. The Administrative Agreement expired pursuant to its term on March 19, 2001, but the Company intends to maintain compliance programs on a continuing basis.

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

The Company has provided certain guarantees in support of its customers' financing of purchases from the Company in the form of both residual value and debt guarantees. The maximum exposure of the Company related to guarantees at April 28, 2001 is $4.9 million.

The Company leases certain additional property and equipment under lease arrangements of varying terms whose annual rentals are less than 1% of consolidated sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's Form 10-K and notes thereto for the fiscal year ended January 31, 2001. The following discussion contains forward-looking statements which are based on assumptions such as timing, volume, and pricing of customers' orders. In connection therewith, please see the cautionary statements contained therein and the heading labeled "Factors That May Affect Future Results" below, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year and the Company reports its results on a fiscal quarter basis, with each fiscal quarter being 13 weeks long. For example, "Fiscal first quarter 2001" commenced on February 1, 2001 and ends on April 28, 2001.

RESULTS OF OPERATIONS

Sales for Fiscal first quarter 2001 grew 31% to $341.5 million compared to sales of $261.1 million in the same period a year ago. Gross profit percentage for the same period was 14.3%, slightly lower than the 14.9% recorded during Fiscal fourth quarter 2000, and four percentage points lower than last year's first quarter. This year's first quarter includes special non-recurring items that impacted cost of goods sold by $5.1 million and which impacted gross profit by
1.5 percentage points. These adjustments pertained to accounts receivable, inventory realization, and higher warranty costs. Other factors impacting the gross margin comparison with last year include lower margins in the Airline Products segment and a return to more normal margins in the Tactical Vehicle Systems segment.

Recovery of costs incurred, net represented recovery pursuant to a certified claim with the U. S. Government for costs incurred by the Company resulting from production delays in the first multi-year FMTV contract. A settlement of $22.0 million was reached during Fiscal first quarter 2001 which was reduced by $1.2 million in related expenses for legal and professional services.

Selling and Administrative expenses were $35.5 million, or 10.4%, of sales for Fiscal first quarter 2001 compared with $38.8 million or 14.9% last year. Fiscal first quarter 2001 included special non-recurring items of $1.5 million pertaining to legal expenses and provisions for a doubtful receivable. Last year's first quarter included a $7.0 million provision for a doubtful receivable.

Interest and investment income decreased $3.0 million year over year as last year included $4.0 million in income in connection with tax refunds from the Internal Revenue Service. Interest expense decreased $0.2 million due to lower average borrowings.

Net earnings from continuing operations in Fiscal first quarter 2001 were $21.0 million or $0.73 per diluted share versus $7.5 million or $0.27 per share in last year's first quarter. Net loss from discontinued operations in Fiscal first quarter 2001 was $0.6 million or $0.02 per share, and in the same period for the prior year there was no impact from discontinued operations. Total net earnings in Fiscal first quarter 2001 were $20.3 million or $0.71 per diluted share compared with $7.5 million or $0.27 per share for the comparable period of Fiscal 2000.

The Company continues to focus on five key initiatives to: (1) strengthen business leadership, (2) improve cash flow management, (3) enhance supply chain productivity, (4) revitalize business growth, and (5) implement a new enterprise-wide information system.

SEGMENT DATA

The Company's management analyzes financial results principally in five business segments based on distinct product and customer types: Power Products, Tactical Vehicle Systems, Petroleum Equipment, Airline Products, and Other Business Activities. Such segments are described below along with analyses of their respective results of operations.

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded Fiscal first quarter 2001 sales of $167.7 million, a 31% increase over sales of $128.3 million in the same period of last year. The sales growth was paced by a surge in equipment sales, principally for power generation equipment in the western United States. and improved volume in Latin America. Operating profit totaled $1.8 million versus a $0.8 million loss in the comparable period of last year. Operating profit in Fiscal first quarter 2001 included the impact of special non-recurring charges of $3.0 million, principally in connection with increased reserves for accounts and notes receivable and inventory. Last year's first quarter included a $7.0 million provision for a doubtful receivable. Margin rates were adversely impacted by the mix of products sold and the ramp up of the power generation equipment business. Order backlog for this segment increased $39 million during the first quarter, largely on the strength of power generation orders.

The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U.S. Army and others, recorded sales of $108.5 million in the Fiscal first quarter 2001 compared to $78.7 million a year ago. Operating profit for the quarter totaled $38.3 million, compared with $14.6 million in the Fiscal first quarter 2000. In fiscal 1998, the Company filed a claim with the U.S. government seeking recovery of costs incurred resulting from delays from the original production plan in the first multi-year FMTV contract. The U.S. Army and the Company participated in a voluntary dispute resolution process which took place in April 2001 and resulted in a $22.0 million settlement which is included in Fiscal first quarter 2001 results. Operations in Fiscal first quarter 2001 also included special non-recurring items of $1.7 million, principally related to this cost recovery. Margin rates for this segment are anticipated to be somewhat lower in the coming quarter due to sales mix, principally option sales that carry lower prices.

The Petroleum Equipment segment manufactures equipment for the oil and gas exploration, production, and well stimulation industries. Sales in this segment totaled $34.7 million for Fiscal first quarter 2001 compared to $15.4 million in the same period of Fiscal 2000. Operating profit for the first quarter was $1.4 million versus an operating loss of $0.7 million in the previous year. The order backlog at the end of the first quarter totaled $47 million, compared with $55 million at the end of Fiscal 2000. However, demand for this segment's products remains strong and the Company anticipates improvements in profit margin through volume leverage and better cost management.

The Airline Products segment, which manufactures airline ground support products and mobile railcar movers, recorded sales of $24.1 million in Fiscal first quarter 2001, compared with $28.3 million in the same quarter last year. Operating loss for the first quarter totaled $4.4 million compared to a breakeven in the previous year. Operations in Fiscal first quarter 2001 included the impact of special non-recurring items of $3.1 million related to higher costs for extended warranties and expenses for inventory realization. The performance improvement team, established earlier this year, continues to make progress and improved margins are expected during the second half of Fiscal 2001.


Other business activities not identified in a specific segment include predominantly gas compression equipment sales. Fiscal first quarter 2001 sales were $6.5 million, compared to $10.4 million for the comparable period last year. The decline in sales year over year was due to the sale of the gas compression leasing business during the Fiscal second quarter 2000. First quarter operating profit was $0.2 million compared to a $0.6 million loss in last year's first quarter.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders as of April 28, 2001 and at the close of Fiscal 2000 were as follows:

                                         -----------------------------
                                           April 28,       January 31,
                                             2001             2001
                                         -----------------------------
                                               ( In millions)
Tactical Vehicle Systems                  $  596.3         $  658.2
Power Products                               177.2            137.8
Petroleum Equipment                           47.4             55.3
Airline Products                              17.2             16.2
All Other                                      7.1             11.3
                                          -------------------------
                                          $  845.2         $  878.8
                                          =========================

Total unfilled orders decreased $33.6 million during the quarter principally as a result of deliveries under the multi-year Tactical Vehicle Systems contract awarded in October 1998 by the United States Army Tank-Automotive and Armament Command ("TACOM") to manufacture medium tactical vehicles. This decrease was partially offset by a $39.4 million increase in orders in the Power Products segment driven by power generation orders received during the quarter. The Petroleum Equipment segment's unfilled orders decreased $7.9 million during the quarter due to strong shipments during the quarter.

Over the coming months, the Company expects the backlog in its Tactical Vehicle Systems segment to decrease as existing contractual orders are filled.

LIQUIDITY AND CAPITAL RESOURCES

During Fiscal first quarter 2001, cash of $2.3 million was consumed by operations principally due to increased receivables and timing of collections associated with higher sales. The Company invested $12.2 million in property, plant and equipment to expand its existing businesses and for the purchase and implementation of its new enterprise information system. Payments of cash dividends on common stock totaled $2.4 million during the quarter. Cash and equivalents were $95.8 million at April 28, 2001, a decrease of $14.1 million versus the prior quarter. Borrowings at the end of the Fiscal first quarter were $98.7 million, a decrease of $1 million versus the previous quarter.

The Company's sources of cash liquidity included cash and equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends, and other financial commitments. The Company has in place an unsecured revolving debt facility that could provide up to approximately $135 million, net of $5 million outstanding under a $25 million letter of credit sub facility. This revolving facility matures during Fiscal 2004. In addition, the Company has $75 million in senior notes outstanding.

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

The Company has additional banking relationships which provide uncommitted borrowing arrangements. In the event that any acquisition of additional operations, growth in existing operations, settlements of lawsuits or disputes, changes in inventory levels, accounts receivable, tax payments, or other working capital items create a permanent need for working capital or capital expenditures in excess of the existing cash and equivalents and committed lines of credit, the Company may seek to borrow under other long-term financing instruments or seek additional equity capital.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements that are based on management's current expectations, estimates, and projections. These statements are not guarantees of future performance and involve a number of risks, uncertainties, and assumptions and are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Many factors, including those discussed more fully elsewhere in this release and in the Company's filings with the Securities and Exchange Commission, particularly its latest annual report on Form 10-K, as well as others, could cause results to differ materially from those stated. Specific important factors that could cause actual results, performance, or achievements to differ materially from such forward-looking statements include risk of competition, risks relating to technology, risks of general economic conditions, risks relating to personnel, risks of dependence on government, inherent risks of government contracts, risks of claims and litigation, risks as to global trade matters, risks as to cost controls, risks as to acquisitions, risks as to currency fluctuations, risks as to environmental and safety matters, and risks as to distributorships, all as more specifically outlined in the Company's latest annual report on Form 10-K. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, inflation and currency exchange rates and other future factors. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:
     None



(b) Form 8-K Report Date - February 1, 2001 (Mercury Mercruiser Partnership Announcement)
     Items reported -   Item 5.  Other Events
                        Item 7.  Exhibits

     Form 8-K Report Date - March 14, 2001 (Fourth Quarter Conference Call and Earnings Release Schedule)
     Items reported -   Item 5.  Other Events
                        Item 7.  Exhibits

     Form 8-K Report Date - March 22, 2001 (Fiscal Fourth Quarter and Year End Results)
     Items reported -   Item 5.  Other Events
                        Item 7.  Exhibits

     Form 8-K Report Date - April 10, 2001 (Stewart & Stevenson Announces Dividend)
     Items reported -   Item 5.  Other Events
                        Item 7.  Exhibits

     Form 8-K/A Report Date - April 12, 2001 (Stewart & Stevenson Announces Dividend)
     Items reported -   Item 5.  Other Events
                        Item 7.  Exhibits

EXHIBIT INDEX

 EXHIBIT NUMBER AND DESCRIPTION


None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of June 2001.

STEWART & STEVENSON SERVICES, INC.


By: /s/ MICHAEL L. GRIMES
   --------------------------
Michael L. Grimes
President and Chief Executive Officer
(Principal Executive Officer)


By: /s/ JOHN H. DOSTER
   --------------------------
John H. Doster
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)


By: /s/ JOHN B. SIMMONS
   --------------------------
John B. Simmons
Controller and Chief Accounting Officer
(Chief Accounting Officer)