Form 10-Q
period 2001-07-28
STEWART & STEVENSON SERVICES INC
filed 2001-08-28
CIK 94328

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 28, 2001

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


COMMON STOCK, WITHOUT PAR VALUE                        28,438,591 SHARES
          (Class)                               (Outstanding at August 7, 2001)

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statements of Financial Position - July 28, 2001 and January 31, 2001.

Consolidated Condensed Statements of Earnings - Three and Six Months Ended July 28, 2001 and July 29, 2000.

Consolidated Condensed Statements of Cash Flows - Three and Six Months Ended July 28, 2001 and July 29, 2000.

Consolidated Condensed Statements of Comprehensive Income - Three and Six Months Ended July 28, 2001 and July 29, 2000.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    JULY 28, 2001        JANUARY 31, 2001
                                                                   ---------------     -------------------
                                                                     (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                          $ 107,764              $ 109,955
   Accounts and notes receivable, net                                   199,513                172,441
   Recoverable costs and accrued profits not yet billed                   2,058                 22,415
   Inventories:
      Power Products                                                    171,793                170,176
      Petroleum Equipment                                                40,845                 26,809
      Airline Products                                                   25,860                 29,007
      Tactical Vehicle Systems                                            6,633                  3,861
      Other Business Activities                                             762                  1,863
      Excess of current cost over LIFO values                           (51,359)               (51,309)
                                                                      ---------              ---------
         Total inventories, net                                         194,534                180,407

   Prepaid and other current assets                                      15,714                 16,539
                                                                      ---------              ---------
      TOTAL CURRENT ASSETS                                              519,583                501,757

PROPERTY, PLANT AND EQUIPMENT, NET                                      114,615                114,765
INVESTMENTS AND OTHER ASSETS                                             21,355                 22,340
                                                                      ---------              ---------
                                                                      $ 655,553              $ 638,862
                                                                      =========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                      $  10,469              $  12,611
   Accounts payable                                                      53,073                 66,437
   Accrued payrolls and incentives                                       19,764                 21,395
   Current portion of long-term debt                                        437                 20,437
   Billings in excess of costs                                           52,735                 30,638
   Other current liabilities                                             39,734                 36,685
                                                                      ---------              ---------
      TOTAL CURRENT LIABILITIES                                         176,212                188,203

COMMITMENTS AND CONTINGENCIES

LONG-TERM DEBT                                                           57,440                 66,568
ACCRUED POSTRETIREMENT BENEFITS & PENSION                                20,620                 18,879
DEFERRED COMPENSATION                                                     1,889                  2,145
OTHER LONG-TERM LIABILITIES                                               6,651                  2,483
                                                                      ---------              ---------
    TOTAL LIABILITIES                                                   262,812                278,278
                                                                      ---------              ---------
SHAREHOLDERS' EQUITY
  Common Stock, without par value, 100,000,000 shares
   authorized; 28,436,341 and 28,067,566 shares issued at
   July 28, 2001 and January 31, 2001, respectively                      51,997                 48,325
  Currency translation adjustment                                        (1,015)                  (929)
  Retained earnings                                                     341,759                313,188
                                                                      ---------              ---------
      TOTAL SHAREHOLDERS' EQUITY                                        392,741                360,584
                                                                      ---------              ---------
                                                                      $ 655,553              $ 638,862
                                                                      =========              =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   SIX MONTHS ENDED                THREE MONTHS ENDED
                                                           -------------------------------  ---------------------------------
                                                            JULY 28, 2001    JULY 29, 2000   JULY 28, 2001    JULY 29, 2000
                                                           ---------------  --------------  ---------------  ----------------
Sales                                                         $ 731,910        $ 528,091        $ 390,389        $ 266,978
Cost of sales                                                   625,408          440,888          332,776          228,361
                                                              ---------        ---------        ---------        ---------
Gross profit                                                    106,502           87,203           57,613           38,617

Recovery of costs incurred, net                                 (20,800)            --               --               --
Selling and administrative expenses                              72,011           69,430           36,530           30,643
Interest expense                                                  3,758            4,356            1,693            2,047
Interest and investment income                                   (2,112)          (4,592)            (897)            (400)
Other (income) expense, net                                        (286)          (6,282)            (266)          (6,040)
                                                              ---------        ---------        ---------        ---------
                                                                 52,571           62,912           37,060           26,250
                                                              ---------        ---------        ---------        ---------

Earnings before income taxes                                     53,931           24,291           20,553           12,367
Income tax expense                                               19,956            9,014            7,539            4,588
                                                              ---------        ---------        ---------        ---------
Net earnings from continuing operations                          33,975           15,277           13,014            7,779
Loss on disposal of discontinued
    operations, net of tax of $372                                 (628)            --               --               --
                                                              ---------        ---------        ---------        ---------
Net earnings                                                  $  33,347        $  15,277        $  13,014        $   7,779
                                                              =========        =========        =========        =========

Weighted average shares outstanding:
   Basic                                                         28,206           28,005           28,327           28,013
   Diluted                                                       28,927           28,175           29,146           28,229

Earnings per share:
  Basic
     Continuing operations                                    $    1.20        $    0.55        $    0.46        $    0.28
     Loss on disposal of discontinued operations                  (0.02)            --               --               --
                                                              ---------        ---------        ---------        ---------
     NET EARNINGS PER SHARE                                   $    1.18        $    0.55        $    0.46        $    0.28
                                                              =========        =========        =========        =========

  Diluted
     Continuing operations                                    $    1.17        $    0.54        $    0.45        $    0.27
     Loss on disposal of discontinued operations                  (0.02)            --               --               --
                                                              ---------        ---------        ---------        ---------
     NET EARNINGS PER SHARE                                   $    1.15        $    0.54        $    0.45        $    0.27
                                                              =========        =========        =========        =========

Cash dividends per share                                      $   0.170        $   0.170        $   0.085        $   0.085


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                              SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                       -----------------------------  ---------------------------
                                                                         JULY 28, 2001 JULY 29, 2000  JULY 28, 2001 JULY 29, 2000
                                                                       --------------  -------------  ------------- -------------
                                                                                               (Unaudited)
OPERATING ACTIVITIES
   Net earnings from continuing operations                                 $  33,975     $  15,277     $  13,014     $   7,779
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Accrued postretirement benefits & pension                               1,741           618           645           370
       Depreciation and amortization                                          10,901        11,025         5,438         5,493
       Deferred income taxes, net                                             (3,106)         (754)        1,378          (790)
       Gain on sale of business assets                                          --          (5,649)         --          (5,649)
       Change in operating assets and liabilities net of the effect of acquisition, divestiture and discontinued operations:
          Accounts and notes receivable, net                                 (29,612)       36,946        21,799        (8,018)
          Recoverable costs and accrued profits not yet billed                20,357        (4,736)        8,817         1,247
          Inventories                                                        (14,127)       15,958        (6,406)       28,272
          Accounts payable                                                   (13,364)      (37,832)       (7,227)      (27,803)
          Accrued payrolls and incentive                                      (1,630)       (4,332)       (2,008)           89
          Current income taxes, net                                            4,509        10,127       (11,622)        5,836
          Other current liabilities                                            6,753         7,219        (7,558)       10,058
          Other--principally long-term assets and liabilities                 21,703        (4,374)       24,105        (2,905)
                                                                           ---------     ---------     ---------     ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                  38,100        39,493        40,375        13,979
                                                                           ---------     ---------     ---------     ---------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                            (22,819)      (20,558)      (10,657)      (10,279)
   Proceeds from sale of business assets                                       2,323        44,622          --          44,622
   Disposal of property, plant and equipment, net                              1,280         2,288           433         2,165
                                                                           ---------     ---------     ---------     ---------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       (19,216)       26,352       (10,224)       36,508
                                                                           ---------     ---------     ---------     ---------

FINANCING ACTIVITIES
   Additions to long-term borrowings                                            --          20,047          --            --
   Payments on long-term borrowings                                          (20,219)      (20,221)      (20,155)         (414)
   Net short-term borrowings (payments)                                       (2,142)      (10,724)       (1,254)       (1,234)
   Dividends paid                                                             (4,776)       (4,761)       (2,391)       (2,382)
   Exercise of stock options                                                   6,062          --           5,592          --
                                                                           ---------     ---------     ---------     ---------
   NET CASH USED IN FINANCING ACTIVITIES                                     (21,075)      (15,659)      (18,208)       (4,030)
                                                                           ---------     ---------     ---------     ---------

Increase (Decrease) in cash and cash equivalents                              (2,191)       50,186        11,943        46,457
Cash and cash equivalents, beginning of period                               109,955        11,715        95,821        15,444
                                                                           ---------     ---------     ---------     ---------
Cash and cash equivalents, end of period                                   $ 107,764     $  61,901     $ 107,764     $  61,901
                                                                           =========     =========     =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Net cash paid during the period for:
       Interest                                                            $   4,101     $   4,742     $   3,578     $   3,608
       Income tax                                                             18,377         7,203        17,989         6,611


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

                                               SIX MONTHS ENDED                      THREE MONTHS ENDED
                                     -----------------------------------     ----------------------------------
                                                 (Unaudited)                            (Unaudited)
                                      JULY 28, 2001       JULY 29, 2000       JULY 28, 2001      JULY 29, 2000
                                     ---------------     ---------------     ---------------    ---------------
Net earnings                            $ 33,347            $ 15,277            $ 13,014            $  7,779

Currency translation loss                    (86)               (179)                (22)                (91)
                                        --------            --------            --------            --------

Comprehensive income                    $ 33,261            $ 15,098            $ 12,992            $  7,688
                                        ========            ========            ========            ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three and six months ended July 28, 2001 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2002.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, the Company's fiscal year 2001 (hereinafter referred to as "2001") commenced on February 1, 2001 and ends on January 31, 2002. In addition, other years are referred to in the same manner. The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks.

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

NOTE B--SEGMENT INFORMATION

Financial information relating to industry segments is as follows (in thousands except percentages):

                                                     SIX MONTHS ENDED                       THREE MONTHS ENDED
                                          ------------------------------------     ------------------------------------
                                            JULY 28, 2001       JULY 29, 2000       JULY 28, 2001        JULY 29, 2000
                                          ----------------    ----------------     ---------------     ----------------
                                                                           (Unaudited)
SALES
  Power Products                             $ 384,771            $ 283,615            $ 217,099            $ 155,299
  Tactical Vehicle Systems                     217,265              134,325              108,771               55,652
  Petroleum Equipment                           71,606               34,261               36,868               18,813
  Airline Products                              46,988               56,585               22,878               28,275
  Other Business Activities                     11,280               19,305                4,773                8,939
                                             ---------            ---------            ---------            ---------
    Total                                    $ 731,910            $ 528,091            $ 390,389            $ 266,978
                                             =========            =========            =========            =========
OPERATING PROFIT (LOSS)
  Power Products                             $  10,604            $   2,417            $   8,778            $   3,233
  Tactical Vehicle Systems                      54,706               28,957               16,361               14,321
  Petroleum Equipment                            3,595                 (269)               2,208                  404
  Airline Products                              (6,909)              (4,337)              (2,558)              (4,341)
  Other Business Activities                        333                2,632                  107                3,266
                                             ---------            ---------            ---------            ---------
    Total                                    $  62,329            $  29,400            $  24,896            $  16,883
                                             =========            =========            =========            =========

OPERATING MARGIN PERCENTAGE
  Power Products                                   2.8%                 0.9%                 4.0%                 2.1%
  Tactical Vehicle Systems                        25.2                 21.6                 15.0                 25.7
  Petroleum Equipment                              5.0                 (0.8)                 6.0                  2.1
  Airline Products                               (14.7)                (7.7)               (11.2)               (15.4)
  Other Business Activities                        3.0                 13.6                  2.2                 36.5
  Total                                            8.5                  5.6                  6.4                  6.3


A reconciliation of operating profit to earnings before income taxes is as follows (in thousands):

                                                            SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                    ---------------------------------  ---------------------------------
                                                               (Unaudited)                        (Unaudited)
                                                     JULY 28, 2001     JULY 29, 2000    JULY 28, 2001     JULY 29, 2000
                                                    ---------------   ---------------  ---------------   ---------------
Operating profit                                       $ 62,329          $ 29,400          $ 24,896          $ 16,883

Corporate expenses, net                                  (6,753)           (5,345)           (3,547)           (2,869)

Non-operating interest and investment income              2,112             4,592               897               400

Interest expense                                         (3,757)           (4,356)           (1,693)           (2,047)
                                                       --------          --------          --------          --------
Earnings before income taxes                           $ 53,931          $ 24,291          $ 20,553          $ 12,367
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

In September 2000, the Emerging Issues Task Force ("EITF") released abstract No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which was adopted by the Company effective January 31, 2001. EITF No. 00-10 requires that shipping and handling costs billed to customers be recorded as sales. Accordingly, the Company has restated its quarterly sales and cost of sales for 2000. Such restatement had no impact on gross profit or net earnings.

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations entered into after June 30, 2001 and SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires that the balance sheet valuation of goodwill and other intangible assets be evaluated for impairment at least annually. Further, it requires that amortization of goodwill cease beginning with the Company's fiscal year 2002. Any transition charges recognized upon implementation of SFAS No. 142 will be accounted for as a cumulative effect of a change in accounting principle. The Company has approximately $14 million of unamortized goodwill and other intangible assets as of July 28, 2001, and expects to recognize approximately $600,000 of amortization expense associated therewith during Fiscal 2001. The Company is currently evaluating the possible impact of the adoption of these standards on its financial statements.

NOTE D--COMMITMENTS AND CONTINGENCIES

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled $4.1 million at July 28, 2001.

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

The Company has provided certain guarantees in support of its customers' financing of purchases from the Company in the form of both residual value and debt guarantees. The maximum exposure of the Company related to guarantees at July 28, 2001 is $5.4 million.

The Company leases certain additional property and equipment under lease arrangements of varying terms whose annual rentals are less than 1% of consolidated sales.

NOTE E--SUBSEQUENT EVENTS

In Fiscal 2000, the Company filed a certified claim with the U.S. Government seeking recovery of costs incurred by the Company resulting from retrofitting all vehicles produced under the first FMTV contract for changes in drive train components. All costs associated with the retrofitting were expensed by the Company as incurred. The U.S. Army and the Company agreed to attempt resolution through voluntary participation in the Alternative Disputes Resolution process managed by the Armed Services Board of Contract Appeals. This process took place in August 2001 and concluded with the agreement that the Company would receive $18.5 million in settlement of its claim. The Company has recorded the recovery and related receivable in August 2001. The U.S. Government has agreed to use its best efforts to effect payment by December 31, 2001. If payment is not made by December 31, 2001, the settlement shall be converted to a consent decree with interest accruing from January 1, 2002 until paid.

In August of 2001, management committed to a plan to restructure its Airline Products segment that includes relocation and consolidation of most of its products and workforce to Kennesaw, Georgia. Costs associated with the restructuring will be incurred primarily in the third and fourth quarters of Fiscal 2001.

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

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year and the Company reports its results on a fiscal quarter basis, with each quarter being approximately 13 weeks long. For example, "Fiscal second quarter 2001" commenced on April 29, 2001 and ends on July 28, 2001.

RESULTS OF OPERATIONS

Sales for Fiscal second quarter 2001 grew 46% to $390.4 million compared to sales of $267.0 million in the same period a year ago. Gross profit percentage for the same period was 14.8%, slightly higher than the 14.3% recorded during Fiscal first quarter 2001 and the 14.5% recorded in last year's second quarter.

Sales for the first six months of Fiscal 2001 grew 39% to $731.9 million versus $528.1 million for the first six months of Fiscal 2000. This year's first six months includes special non-recurring items that impacted cost of goods sold by $5.1 million and which impacted gross profit by 0.7 percentage points. These adjustments pertained to accounts receivable, inventory realization, and higher warranty costs. Other factors impacting the gross margin comparison with last year include lower margins in the Airline Products segment and a return to more normal margins in the Tactical Vehicle Systems segment.

Recovery of costs incurred, net represented recovery pursuant to a certified claim with the U.S. Government for costs incurred by the Company resulting from production delays in the first multi-year Family of Medium Tactical Vehicles ("FMTV") contract. A settlement of $22.0 million was reached during Fiscal first quarter 2001 which was reduced by $1.2 million of related expenses for legal and professional services.

Selling and Administrative expenses were $36.5 million, or 9.4% of sales for Fiscal second quarter 2001 compared to $35.5 million or 10.4% of sales in Fiscal first quarter of 2001 and $30.6 million or 11.5% in Fiscal second quarter 2000. Selling and Administrative expenses for the first six months of Fiscal 2001 were $72.0 million, or 9.8% of sales compared to $69.4 million, or 13.2% for the same period in the prior year. The first six months of Fiscal 2001 included special non-recurring items of $1.5 million pertaining to legal expenses and provisions for a doubtful receivable. The first six months of Fiscal 2000 included a $7.0 million provision for a doubtful receivable.

Interest and investment income more than doubled to $0.9 million in the Fiscal second quarter 2001 compared to $0.4 million for Fiscal second quarter 2000 due to higher average cash and investment balances, partially offset by lower effective interest rates. Interest and investment income decreased $2.5 million during the first six months of Fiscal 2001 to $2.1 million compared to $4.6 million in the previous year. Included in the previous year's results was $4.0 million in interest income in connection with tax refunds from the Internal Revenue Service. Interest expense decreased $0.3 million principally due to lower average borrowings.

Other income in Fiscal 2000 second quarter and six months results included a $5.6 million gain from sale of the gas compression leasing business.

Net earnings from continuing operations in Fiscal second quarter 2001 were $13.0 million or $0.45 per diluted share versus $7.8 million or $0.27 per share in last year's second quarter. Net earnings from continuing operations for the first half more than doubled to $33.9 million or $1.17 per share compared to $15.3 million or $0.54 per diluted share in the same period for Fiscal 2000. Net loss from discontinued operations in the first half of Fiscal 2001 was $ 0.6 million or $0.02 per share. Total net earnings in Fiscal second quarter 2001 were $33.3 million or $1.15 per diluted share compared with $15.3 million or $0.54 per share for the comparable period of Fiscal 2000.

SEGMENT DATA

The Company's management analyzes financial results in five business segments based on distinct product and customer types: Power Products, Tactical Vehicle Systems, Petroleum Equipment, Airline Products, and Other Business Activities. Such segments are described below along with analyses of their respective results of operations.

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded Fiscal second quarter 2001 sales of $217.1 million, a 40% increase over sales of $155.3 million in the same period of last year. The sales growth was paced by $40 million in revenue for two turnkey power generation projects that are part of the California Independent System Operation ("ISO") Summer Reliability Program. Operating profit totaled $8.8 million versus $3.2 million in the comparable period of last year. The operating profit rate in Fiscal second quarter 2001 improved to 4.0 percent as compared to 2.1 percent in last year's second quarter as a result of product mix and productivity improvements. Last year's second quarter included a $2.5 million increase in reserves primarily for inventories.

The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U.S. Army and others, recorded sales of $108.8 million in the Fiscal second quarter 2001 compared to $55.7 million a year ago. Operating profit for the quarter totaled $16.4 million, compared with $14.3 million in the Fiscal second quarter 2000. In Fiscal 1998, the Company filed a claim with the U.S. government seeking recovery of costs incurred resulting from delays from the original production plan in the first multi-year FMTV contract. The U.S. Army and the Company participated in a voluntary dispute resolution process which took place in April 2001 and resulted in a $22.0 million settlement which was included in Fiscal first quarter 2001 results. Operations in Fiscal first quarter 2001 also included special non-recurring items of $1.7 million, principally related to this cost recovery. Margin rates for this segment are anticipated to be somewhat lower in the third quarter due to sales mix, principally resulting from option sales that carry lower prices. A rebound in margin rates is expected in the fourth quarter.

The Petroleum Equipment segment manufactures equipment for the oil and gas exploration, production, and well stimulation industries. Sales in this segment totaled $36.9 million for Fiscal second quarter 2001 compared to $18.8 million in the same period of Fiscal 2000. Operating profit for the second quarter was $2.2 million versus a profit of $0.4 million in the previous year. The order backlog at the end of the second quarter totaled $63.0 million, compared with $47.4 million at the end of Fiscal 2000. Demand for this segment's products remains strong and the Company anticipates improvements in profit margin achieved in the second quarter to continue into the second half of fiscal 2001.

The Airline Products segment, which manufactures airline ground support products and mobile railcar movers, recorded sales of $22.9 million in Fiscal second quarter 2001, compared with $28.3 million in the same quarter last year. Operating loss for the second quarter totaled $2.6 million, an improvement from the first quarter loss of $4.4 million and last year's second quarter loss of $4.3 million. Operations in Fiscal first quarter 2001 included the impact of special non-recurring items of $3.1 million related to higher costs for extended warranties and expenses for inventory realization. The performance improvement team, established earlier this year, continues to make progress and improved margins are expected during the second half of Fiscal 2001 before any costs associated with the rationalization of the segment's manufacturing facilities. - See "Subsequent Events" below.

Other business activities not identified in a specific segment include predominantly gas compression equipment sales. Fiscal second quarter 2001 sales were $4.8 million, compared to $8.9 million for the comparable period last year. The decline in sales year over year was principally due to the exiting of the gas compression leasing business last year. Second quarter operating profit was $0.1 million compared to $3.3 million in last year's second quarter, which included a $5.6 million gain on sale of the gas compression leasing business.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders as of July 28, 2001 and as of July 29, 2000 were as follows:


                                          -------------------------
                                           July 28,         July 29,
                                            2001              2000
                                          -------------------------
                                              ( In millions)
     Tactical Vehicle Systems             $ 493.1           $ 795.7
     Power Products                         146.1             116.7
     Petroleum Equipment                     63.0              55.6
     Airline Products                        17.1              17.2
     All Other                               10.6              10.1
                                          -------------------------
                                          $ 729.9           $ 995.3
                                          =========================

Total unfilled orders decreased $115.3 million during the quarter principally as a result of deliveries under the multi-year Tactical Vehicle Systems contract and completion of two turnkey power generation projects in California in the Power Products segment. The Petroleum Equipment segment's unfilled orders increased $15.6 million during the quarter due to certain large orders received.

Over the coming months, the Company expects the backlog in its Tactical Vehicle Systems segment to continue to decrease as existing contractual orders are filled.


LIQUIDITY AND CAPITAL RESOURCES

During Fiscal second quarter 2001, cash of $40.4 million was provided by operations which included a $22.0 million recovery from the U.S. Government. During the same period, the Company invested $10.7 million in property, plant and equipment to expand its existing businesses and for the purchase and implementation of its new enterprise information system. Payments of cash dividends on common stock totaled $2.4 million during the quarter. Cash and equivalents were $107.8 million at July 28, 2001, an increase of $11.9 million versus the prior quarter. Borrowings at the end of the Fiscal second quarter were $68.3 million, a decrease of $30.3 million versus the previous quarter. The decrease in debt was due to a scheduled repayment of $20.0 million and $8.9 million mortgage note reduction in connection with the sale of the remaining partnership interest in the corporate headquarters building.

The Company's sources of cash liquidity included cash and equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends, and other financial commitments. The Company has in place an unsecured revolving debt facility that could provide up to approximately $145 million, net of $5 million outstanding under a $25 million letter of credit sub facility. This revolving facility matures during Fiscal 2004. In addition, the Company has $55 million in senior notes outstanding.

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

SUBSEQUENT EVENTS

In Fiscal 2000, the Company filed a certified claim with the U.S. Government seeking recovery of costs incurred by the Company resulting from retrofitting all vehicles produced under the first FMTV contract for changes in drive train components. All costs associated with the retrofitting were expensed by the Company as incurred. The U.S. Army and the Company agreed to attempt resolution through voluntary participation in the Alternative Disputes Resolution process managed by the Armed Services Board of Contract Appeals. This process took place in August 2001 and concluded with the agreement that the Company would receive $18.5 million in settlement of its claim. The Company has recorded the recovery and related receivable in August 2001. The U.S. Government has agreed to use its best efforts to effect payment by December 31, 2001. If payment is not made by December 31, 2001, the settlement shall be converted to a consent decree with interest accruing from January 1, 2002 until paid.

In August of 2001, management committed to a plan to restructure its Airline Products segment that includes relocation and consolidation of most of its products and workforce to Kennesaw, Georgia. Costs associated with the restructuring will be incurred primarily in the third and fourth quarters of Fiscal 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2001 the Company's Annual Meeting of Shareholders was held. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld and abstaining, or not voting as to each matter.


      ELECTION OF DIRECTORS               FOR           WITHHELD      ABSTAINED
                                         -----         ----------     ---------

      Donald E. Stevenson              24,937,415        377,150
      Robert S. Sullivan               24,937,617        376,948
      Max L. Lukens                    24,927,817        386,848

      Ratification of Accountants      24,993,503        317,082         3,980


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     3.2 Sixth Restated Bylaws of Stewart & Stevenson Services, Inc., effective June 12, 2001


(b) Form 8-K Report Date - May 9, 2001 (First Quarter Conference Call and Earnings Release Schedule)
     Items reported -   Item 5.  Other Events
                        Item 7.  Exhibits

     Form 8-K Report Date - May 24, 2001 (First Quarter 2001 Financial Results)
     Items reported -   Item 5.  Other Events
                        Item 7.  Exhibits

     Form 8-K Report Date - June 13, 2001 (Announces Two New Directors and Second Quarter Dividend)
     Items reported -   Item 5.  Other Events
                        Item 7.  Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of August 2001.

STEWART & STEVENSON SERVICES, INC.


By: /s/ MICHAEL L. GRIMES
Michael L. Grimes
President and Chief Executive Officer
(Principal Executive Officer)


By: /s/ JOHN H. DOSTER
John H. Doster
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)


By: /s/ JOHN B. SIMMONS
John B. Simmons
Controller and Chief Accounting Officer
(Chief Accounting Officer)