Form 10-Q
period 2001-10-27
STEWART & STEVENSON SERVICES INC
filed 2001-12-11
CIK 94328

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2001

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

COMMON STOCK, WITHOUT PAR VALUE                                28,444,281 SHARES
          (Class)                             (Outstanding at November 30, 2001)

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (the "Company"):

Consolidated Condensed Statements of Financial Position - October 27, 2001 and January 31, 2001.

Consolidated Condensed Statements of Earnings - Nine and Three Months Ended October 27, 2001 and October 28, 2000.

Consolidated Condensed Statements of Cash Flows - Nine and Three Months Ended October 27, 2001 and October 28, 2000.

Consolidated Condensed Statements of Comprehensive Income - Nine and Three Months Ended October 27, 2001 and October 28, 2000.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     OCTOBER 27, 2001       JANUARY 31, 2001
                                                                     ----------------       ----------------
                                                                       (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                           $     82,732          $    109,955
   Accounts and notes receivable, net                                       224,886               172,441
   Recoverable costs and accrued profits not yet billed                       2,596                22,415
   Inventories                                                              257,182               231,716
   Excess of current cost over LIFO values                                  (50,495)              (51,309)
   Other current assets                                                      16,817                16,539
                                                                       ------------          ------------
      TOTAL CURRENT ASSETS                                                  533,718               501,757
                                                                       ------------          ------------
PROPERTY, PLANT AND EQUIPMENT, NET                                          122,058               114,765
INVESTMENTS AND OTHER ASSETS                                                 22,018                22,340
                                                                       ------------          ------------
                                                                       $    677,794          $    638,862
                                                                       ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                       $      8,150          $     12,611
   Accounts payable                                                          70,039                66,437
   Accrued payrolls and incentives                                           18,731                21,395
   Current portion of long-term debt                                            437                20,437
   Billings in excess of costs                                               54,565                30,638
   Other current liabilities                                                 40,013                36,685
                                                                       ------------          ------------
      TOTAL CURRENT LIABILITIES                                             191,935               188,203

COMMITMENTS AND CONTINGENCIES

LONG-TERM DEBT                                                               57,123                66,568
ACCRUED POSTRETIREMENT BENEFITS & PENSION                                    17,781                18,879
OTHER LONG-TERM LIABILITIES                                                   8,407                 4,628
                                                                       ------------          ------------
    TOTAL LIABILITIES                                                       275,246               278,278
                                                                       ------------          ------------
SHAREHOLDERS' EQUITY
  Common Stock, without par value, 100,000,000 shares
   authorized; 28,444,281 and 28,067,566 shares issued at
   October 27, 2001 and January 31, 2001, respectively                       52,688                48,325
  Currency translation adjustment                                            (1,163)                 (929)
  Retained earnings                                                         351,023               313,188
                                                                       ------------          ------------
      TOTAL SHAREHOLDERS' EQUITY                                            402,548               360,584
                                                                       ------------          ------------
                                                                       $    677,794          $    638,862
                                                                       ============          ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                   -----------------------------------    ------------------------------------
                                                   OCTOBER 27, 2001   OCTOBER 28, 2000    OCTOBER 27, 2001    OCTOBER 28, 2000
                                                   ----------------   ----------------    ----------------    ----------------
                                                             (UNAUDITED)                                (UNAUDITED)
Sales                                                $  1,061,572       $    814,333        $    329,662         $    286,242
Cost of sales                                             914,853            677,185             289,445              236,297
                                                     ------------       ------------        ------------         ------------
Gross profit                                              146,719            137,148              40,217               49,945

Recovery of costs incurred, net                           (39,000)                 -             (18,200)                   -
Selling and administrative expenses                       112,165             97,818              40,154               34,037
Interest expense                                            5,212              6,739               1,454                2,383
Interest and investment income                             (2,830)            (6,230)               (718)              (1,638)
Other (income) expense, net                                  (730)             1,051                (444)               1,684
                                                     ------------       ------------        ------------         ------------
                                                           74,817             99,378              22,246               36,466
                                                     ------------       ------------        ------------         ------------
Earnings before income taxes                               71,902             37,770              17,971               13,479
Income tax expense                                         26,246             13,903               6,290                4,889
                                                     ------------       ------------        ------------         ------------
Net earnings from continuing operations                    45,656             23,867              11,681                8,590
Loss on disposal of discontinued operations, net
     of tax of $372                                          (628)                 -                   -                    -
                                                     ------------       ------------        ------------         ------------
Net earnings                                         $     45,028       $     23,867        $     11,681         $      8,590
                                                     ============       ============        ============         ============

Weighted average shares outstanding:

   Basic                                                   28,285                28,018           28,441               28,041
   Diluted                                                 28,951                28,277           29,002               28,478

Earnings per share:
   Basic

     Continuing operations                           $       1.61       $       0.85        $       0.41         $       0.31
     Loss on disposal of discontinued operations            (0.02)                 -                   -                    -
                                                     ------------       ------------        ------------         ------------
     NET EARNINGS PER SHARE                          $       1.59       $       0.85        $       0.41         $       0.31
                                                     ============       ============        ============         ============
   Diluted

     Continuing operations                           $       1.58       $       0.84        $       0.40         $       0.30
     Loss on disposal of discontinued operations            (0.02)                 -                   -                    -
                                                     ------------       ------------        ------------         ------------
     NET EARNINGS PER SHARE                          $       1.56       $       0.84        $       0.40         $       0.30
                                                     ============       ============        ============         ============
Cash dividends per share                             $      0.255       $      0.255        $      0.085         $      0.085

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                ---------------------------------  ---------------------------------
                                                                        NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                                ---------------------------------  ---------------------------------
                                                                OCTOBER 27, 2001 OCTOBER 28, 2000  OCTOBER 27, 2001 OCTOBER 28, 2000
                                                                ---------------- ----------------  ---------------- ----------------
                                                                                            (Unaudited)
OPERATING ACTIVITIES
 Net earnings from continuing operations                         $       45,656  $        23,867    $       11,681   $        8,590
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                         14,867           16,135             5,342            5,110
   Gain on sale of business assets                                            -           (5,649)                -                -
   Change in operating assets and liabilities net of the effect of acquisition, divestiture and discontinued operations:
     Accounts and notes receivable, net                                 (54,985)          86,284           (25,373)          49,338
     Recoverable costs and accrued profits not yet billed                19,819          (12,756)             (538)          (8,020)
     Inventories, net                                                   (26,280)         (21,511)          (12,153)         (37,469)
     Other current and noncurrent assets                                 (1,113)           2,720            (1,767)          (3,826)
     Accounts payable                                                     3,602          (28,839)           16,966            8,993
     Accrued payrolls and incentive                                      (2,613)          (5,492)             (983)          (1,160)
     Billings in excess of costs                                         23,927           30,444             1,830           19,368
     Other current liabilities                                            6,895           (8,248)            1,478           (3,879)
     Accrued postretirement benefits & pension                           (1,098)             801            (2,839)             183
     Other long-term liabilities                                            161            6,364            (1,529)           7,399
                                                                ---------------- ----------------  ---------------- ----------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     28,838           84,120            (7,885)          44,627
                                                                ---------------- ----------------  ---------------- ----------------

INVESTING ACTIVITIES
 Expenditures for property, plant and equipment                         (36,112)         (26,255)          (13,739)          (5,697)
 Proceeds from sale of business assets                                    2,323           52,622                 -            8,000
 Disposal of property, plant and equipment, net                           3,165            2,212               954              (76)
                                                                ---------------- ----------------  ---------------- ----------------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (30,624)          28,579           (12,785)           2,227
                                                                ---------------- ----------------  ---------------- ----------------

FINANCING ACTIVITIES
 Additions to long-term borrowings                                            -           20,417                 -              370
 Payments on long-term borrowings                                       (20,536)         (20,522)             (317)            (296)
 Payments on short-term notes payable                                    (4,461)         (12,172)           (2,319)          (1,448)
 Dividends paid                                                          (7,193)          (7,138)           (2,417)          (2,377)
 Exercise of stock options                                                6,753               58               691               53
                                                                ---------------- ----------------  ---------------- ----------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (25,437)         (19,357)           (4,362)          (3,698)
                                                                ---------------- ----------------  ---------------- ----------------

Increase (Decrease) in cash and cash equivalents                        (27,223)          93,342           (25,032)          43,156
Cash and cash equivalents, beginning of period                          109,955           11,715           107,764           61,901
                                                                ---------------- ----------------  ---------------- ----------------
Cash and cash equivalents, end of period                         $       82,732   $      105,057    $       82,732   $      105,057
                                                                ================ ================  ================ ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Net cash paid during the period for:
  Interest                                                       $        4,856   $        5,171    $          755   $          429
  Income tax                                                             24,260           16,810             5,883            9,607


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)


                                             NINE MONTHS ENDED                                   THREE MONTHS ENDED
                                             -----------------                                   ------------------
                                               (Unaudited)                                          (Unaudited)
                                OCTOBER 27, 2001          OCTOBER 28, 2000          OCTOBER 27, 2001          OCTOBER 28, 2000
                                ----------------          ----------------          ----------------          ----------------

Net earnings                     $      45,028             $      23,867             $      11,681             $       8,590

Currency translation loss                 (234)                     (299)                     (148)                     (120)
                                ----------------          ----------------          ----------------          ----------------

Comprehensive income             $      44,794             $      23,568             $      11,533             $       8,470
                                ================          ================          ================          ================



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three and nine months ended October 27, 2001 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2002.

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

NOTE B--SEGMENT INFORMATION

Financial information relating to industry segments is as follows (in thousands except percentages):


                                                  NINE MONTHS ENDED                       THREE MONTHS ENDED
                                         ------------------------------------     ------------------------------------
                                         OCTOBER 27, 2001    OCTOBER 28, 2000     OCTOBER 27, 2001    OCTOBER 28, 2000
                                         ----------------    ----------------     ----------------    ----------------
                                                                        (Unaudited)
SALES

  Power Products                            $  548,652           $441,386              $163,881           $158,691
  Tactical Vehicle Systems                     321,036            203,346               103,771             69,021
  Petroleum Equipment                          109,045             60,606                37,439             26,345
  Airline Products                              64,651             83,409                17,663             26,824
  Other Business Activities                     18,188             25,586                 6,908              5,361
                                         ----------------    ----------------     ----------------    ----------------
    Total                                   $1,061,572           $814,333              $329,662           $286,242
                                         ================    ================     ================    ================

OPERATING PROFIT (LOSS)

  Power Products                            $    9,069           $  8,820              $ (1,535)          $  6,104
  Tactical Vehicle Systems                      87,892             38,980                33,186             10,023
  Petroleum Equipment                            2,103              1,224                (1,492)             1,493
  Airline Products                             (14,708)            (4,802)               (7,799)              (465)
  Other Business Activities                        687              2,446                   354                113
                                         ----------------    ----------------     ----------------    ----------------
    Total                                       85,043             46,668                22,714             17,268
                                         ================    ================     ================    ================

OPERATING PROFIT (LOSS) PERCENTAGE

  Power Products                                   1.7%               2.0%                 -0.9%               3.8%
  Tactical Vehicle Systems                        27.4               19.2                  32.0               14.5
  Petroleum Equipment                              1.9                2.0                  (4.0)               5.7
  Airline Products                               (22.7)              (5.8)                (44.2)              (1.7)
  Other Business Activities                        3.8                9.6                   5.1                2.1
  Total                                            8.0                5.7                   6.9                6.0


A reconciliation of operating profit to earnings before income taxes is as follows (in thousands):

                                                             NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                             -----------------                       ------------------
                                                                (Unaudited)                              (Unaudited)
                                                     OCTOBER 27,2001     OCTOBER 28,2000     OCTOBER 27,2001       OCTOBER 28,2000
                                                     ---------------     ---------------     ---------------       ---------------
Operating profit                                         $ 85,043            $46,668              $22,714              $17,268

Corporate expenses, net                                   (10,759)            (8,389)              (4,007)              (3,044)

Non-operating interest and investment income                2,830              6,230                  718                1,638

Interest expense                                           (5,212)            (6,739)              (1,454)              (2,383)
                                                     ---------------     ---------------     ---------------       ---------------
Earnings before income taxes                             $ 71,902            $37,770              $17,971              $13,479
                                                     ===============     ===============     ===============       ===============



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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations entered into after June 30, 2001 and SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires that the balance sheet valuation of goodwill and other intangible assets be evaluated for impairment at least annually. Further, it requires that amortization of goodwill cease beginning with the Company's fiscal year 2002. Any transition charges recognized upon implementation of SFAS No. 142 will be accounted for as a cumulative effect of a change in accounting principle. The Company has approximately $6 million of unamortized goodwill as of October 27, 2001, and expects to recognize approximately $0.5 million of amortization expense associated therewith during Fiscal 2001. The Company is currently evaluating the possible impact of the adoption of these standards on its financial statements.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company beginning February 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our financial position.

The FASB issued SFAS No. 143, "Accounting For Asset Retirement Obligations," in 2001, covering the accounting for legal obligations associated with retirement of long-lived assets. SFAS No. 143 must be adopted by the Company effective February 1, 2003. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial statements.

NOTE D--COMMITMENTS AND CONTINGENCIES

The Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled $5 million at October 27, 2001.

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

The Company has provided certain guarantees in support of its foreign operations and of its customers' financing of purchases from the Company in the form of both residual value and debt guarantees. The maximum exposure of the Company related to guarantees at October 27, 2001 is $3.5 million.

The Company leases certain additional property and equipment under lease arrangements of varying terms whose annual rentals are less than 1% of consolidated sales.

NOTE E--RECONCILIATION OF BASIC TO DILUTED SHARES OUTSTANDING


                                                             NINE MONTHS ENDED                        THREE MONTHS ENDED
                                                   -------------------------------------     -------------------------------------
                                                   OCTOBER 27, 2001     OCTOBER 28, 2000     OCTOBER 27, 2001     OCTOBER 28, 2000
                                                   ----------------     ----------------     ----------------     ----------------
Numerator:
      Income available to common shareholders
           From continuing operations                  $45,656               $23,867             $11,681              $ 8,590
           Net earnings                                 45,028                23,867              11,681                8,590

Denominator:
      Denominator for basic earnings per share -
           Weighted-average shares                      28,285                28,018              28,441               28,041

      Effect of dilutive securities:
           Employee and director stock options             666                   259                 561                  437

      Denominator for diluted earnings per share -
           Adjusted weighted-average shares             28,951                28,277              29,002               28,478


Basic earnings per share
      From continuing operations                       $  1.61               $  0.85             $  0.41              $  0.31
      Net earnings                                        1.59                  0.85                0.41                 0.31

Diluted earnings per share
      From continuing operations                          1.58                  0.84                0.40                 0.30
      Net earnings                                        1.56                  0.84                0.40                 0.30

Number of anti-dilutive stock options outstanding          256                   865                 326                  865



NOTE F--SIGNIFICANT ITEMS

In Fiscal 2000, the Company filed a certified claim with the U.S. Government seeking recovery of costs incurred by the Company resulting from retrofitting all vehicles produced under the first FMTV contract for changes in drive train components. All costs associated with the retrofitting were expensed by the Company as incurred. The U.S. Army and the Company agreed to attempt resolution through voluntary participation in the Alternative Disputes Resolution process managed by the Armed Services Board of Contract Appeals. This process took place in August 2001 and concluded with the agreement that the Company would receive $18.5 million in settlement of its claim. The Company has recorded the recovery, net of associated costs and related receivable in its third fiscal quarter. The U.S. Government has agreed to use its best efforts to effect payment by December 31, 2001. If payment is not made by December 31, 2001, the settlement shall be converted to a consent decree with interest accruing from January 1, 2002 until paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's Form 10-K and notes thereto for the fiscal year ended January 31, 2001. The following discussion contains forward-looking statements, which are based on assumptions such as timing, volume, and pricing of customers' orders. In connection therewith, please see the cautionary statements contained therein and the heading labeled "Factors That May Affect Future Results" below, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year and the Company reports its results on a fiscal quarter basis, with each quarter being approximately 13 weeks long. For example, "Fiscal third quarter 2001" commenced on July 29, 2001 and ends on October 27, 2001.

RESULTS OF OPERATIONS

Sales for Fiscal third quarter 2001 grew 15.2% to $329.7 million compared to sales of $286.2 million in the same period a year ago. Gross profit percentage for the same period was 12.2%, lower than the 14.8% recorded during Fiscal second quarter 2001 and the 17.4% recorded in last year's third quarter.

Sales for the first nine months of Fiscal 2001 grew 30.4% to $1,061.6 million versus $814.3 million for the first nine months of Fiscal 2000. Gross profit percentage for the same period was 13.8%, lower than the 16.8% recorded for the first nine months of Fiscal 2000. This year's first nine months includes nonrecurring items that impacted cost of goods sold by $5.1 million and which impacted gross profit by 0.5 percentage points. These adjustments pertained to accounts receivable, inventory realization, and higher warranty costs. Other factors impacting the gross margin comparison with last year include lower margins in the Airline segment resulting from the events of September 11, higher than anticipated costs for certain contracts in the Petroleum segment, lower margins in the Tactical Vehicle Systems segment due to sales mix, and costing and inventory valuation issues that resulted in lower margins in the Power Products segment.

Recovery of costs incurred, net represents a settlement of $18.5 million reached on August 15, 2001 with the U.S. Government, through the Alternative Disputes Resolution process, pertaining to changes in drive train components on vehicles produced and delivered on the first contract. Payment of the settlement is expected by December 31 of this year. However, in the event funds are not available, the settlement also provides for interest at the contract disputes act rate from January 1, 2002 until payment is made.

Selling and administrative expenses were $40.2 million, or 12.2% of sales for Fiscal third quarter 2001 compared to $34.0 million or 11.9% of sales in Fiscal third quarter 2000. Selling and administrative expenses for the first nine months of Fiscal 2001 were $112.2 million, or 10.6% of sales compared to $97.8 million, or 12.0% for the same period in the prior year. The first nine months of Fiscal 2001 included $1.5 million pertaining to legal expenses and provisions for a doubtful receivable, $2.3 million pertaining to a systems automation project, $1.1 million for relocation of power generation manufacturing operations, $4.6 million associated with restructuring and other one time costs. The first nine months of Fiscal 2000 included a $7.0 million provision for a doubtful receivable.

Interest and investment income of $0.7 million for the Fiscal third quarter 2001 was lower versus the $1.6 million recorded for Fiscal third quarter 2000 due to lower average cash and investment balances, compounded by lower effective interest rates. Interest and investment income decreased $3.4 million during the first nine months of Fiscal 2001 to $2.8 million compared to $6.2 million in the previous year. Included in the previous year's results was $4.0 million in interest income in connection with tax refunds from the Internal Revenue Service. Interest expense decreased $1.5 million principally due to lower average borrowings.

Net earnings in Fiscal third quarter 2001 were $11.7 million or $0.40 per diluted share versus $8.6 million or $0.30 per diluted share in last year's third quarter. Net earnings from continuing operations for the first nine months increased by 91.2% to $45.7 million or $1.58 per share compared to $23.9 million or $0.84 per diluted share in the same period for Fiscal 2000. Net loss from discontinued operations in the first nine months of Fiscal 2001 was $0.6 million or $0.02 per share. Total net earnings for the first nine months of Fiscal 2001 were $45.0 million or $1.56 per diluted share compared with $23.9 million or $0.84 per diluted share for the comparable period of Fiscal 2000.

SEGMENT DATA

The Company's management analyzes financial results in five business segments based on distinct product and customer types: Power

Products, Tactical Vehicle Systems, Petroleum Equipment, Airline Products, and Other Business Activities. Such segments are described below along with analyses of their respective results of operations.

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded Fiscal third quarter sales of $163.9 million, as compared to sales of $158.7 million in the same period of Fiscal 2000. The segment reported an operating loss of $1.5 million in the fiscal third quarter versus a $6.1 million operating profit in the comparable period of last year. The $7.6 million unfavorable variance included $3.4 million in nonrecurring expenses associated with a systems automation project and relocation of power generation manufacturing operations and a $2.6 million charge related to costing and inventory valuation issues. Parts sales in the Fiscal third quarter were down slightly from the second quarter and last year while service sales in the Fiscal third quarter were up over the second quarter and last year. Results in the Power Generation portion of this segment were below expectations due to higher than anticipated costs on sales levels below those required to break even. However, the low market share position in this segment provides a new management team the opportunity for growth.

The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U.S. Army and others, recorded sales of $103.8 million in the Fiscal third quarter compared to $69.0 million a year ago. Operating profit for the quarter totaled $33.2 million, compared with $10.0 million in the Fiscal third quarter of 2000. Fiscal 2001 third quarter results included an $18.2 million settlement with the U.S. Army, net of $0.3 million in expenses related to the settlement process. Payment of the settlement is anticipated during the Fiscal fourth quarter of 2001. Shipments for the third quarter were 551 trucks and 198 trailers compared to 546 trucks and 210 trailers in the second quarter. Sales for trucks in the fourth quarter are anticipated to be up while trailer shipments are expected to be down. Overall sales in TVS are expected to remain relatively flat in the fourth quarter while margin rates should return to those experienced in the second quarter of 2001.

The Petroleum Equipment segment manufactures equipment for the oil and gas exploration, production, and well stimulation industries. Sales in this segment totaled $37.4 million for the Fiscal third quarter, 42 percent higher than the $26.3 million reported in the same period last year. Operating results were adversely impacted by higher than forecasted costs for certain contracts completed during the quarter and higher system costs in the current quarter compared with a year ago. As a result, the operating loss for the Fiscal third quarter was $1.5 million versus a $1.5 million operating profit for the same period of the previous year. The order backlog at the end of the Fiscal third quarter 2001 totaled $44.3 million, compared with $63.0 million at the end of the second Fiscal quarter. Volume is anticipated to be down with margin rates improving from the third quarter, as costs are brought into line by a new leadership team driving change and more profitable contracts convert to sales.

The Airline Products segment, which manufactures airline ground support products and mobile railcar movers, recorded sales of $17.7 million in the Fiscal third quarter, compared with $26.8 million in the same quarter last year. Sales were adversely impacted by the events of September 11, which resulted in cancellations of existing orders and delays in receiving new orders from the commercial airlines. Operating loss for the fiscal third quarter was $7.8 million versus a $0.5 million loss in the previous year. Included in the results for the current quarter were $4.0 million in non-recurring expenses related to restructuring and rationalization of facilities in Denver, Colorado; Houston, Texas; and the Atlanta, Georgia area. This segment is anticipating one more quarter of manufacturing and organizational transition as it prepares to achieve a breakeven run rate with a significantly reduced volume. There has been more than a 35% reduction in staffing during the year and other costs are under review. The focus continues to be on introducing new electric products and regional airline products as well as looking at the military and material handling markets for additional opportunity.

Other business activities not identified in a specific segment include predominantly gas compression equipment sales. Fiscal third quarter sales were $6.9 million, versus $5.4 million for the comparable period last year. Third quarter operating profit was $0.4 million compared to a $0.1 million operating profit in last year's third quarter.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders as of October 27, 2001 and as of October 28, 2000 were as follows:


                                             -------------------------------
                                              October 27,       October 28,
                                                 2001              2000
                                             -------------------------------
                                                     (In millions)
              Tactical Vehicle Systems        $  404.7          $  742.8
              Power Products                     133.6             119.2
              Petroleum Equipment                 44.3              65.6
              Airline Products                     8.4              19.5
              All Other                            5.3              16.5
                                             -------------------------------
                                              $  596.3          $  963.6
                                             ===============================


Total unfilled orders decreased $133.6 million during the quarter. The TVS backlog continued to decline since the Company does not report the contract modification that adds option year agreements in its backlog. Such option year additions are added to the backlog as Congressional funding is in place. Backlog for the portion of the Company's business excluding TVS declined $45.2 million, including an $18.7 million reduction in Petroleum Equipment segment and $12.5 million in Power Products segment. These decreases resulted from the downward pressure in pricing in the oil and gas sector of the economy, as well as the recent slowdown of the general economy. In the oil & gas markets, short cycle orders are down in both Petroleum and Power Products as demand has been impacted by lower energy prices. In the near term, the market opportunity for orders could be down as much as 10%. The backlog in the Airline Products segment declined more than 50%, as certain customers reassessed their capital requirements in the wake of significant recent current events.

Over the coming months, the Company expects the backlog in its Tactical Vehicle Systems segment to continue to decrease as existing contractual orders are filled.

LIQUIDITY AND CAPITAL RESOURCES

During Fiscal third quarter 2001, cash of $7.9 million was consumed by operations. This decrease resulted from higher receivables associated with the timing of collections on certain major projects. During the same period, the Company invested $13.7 million in property, plant and equipment for the purchase and implementation of its new enterprise information system, the construction of a new service facility in Dallas, Texas, and other projects. Payments of cash dividends on common stock totaled $2.4 million during the quarter and cash and equivalents were $82.7 million at October 27, 2001, a decrease of $25.0 million versus the prior quarter. Borrowings at the end of the Fiscal third quarter were $65.7 million, a decrease of $33.9 million versus the beginning of the Fiscal year. The decrease in debt was principally due to a scheduled repayment of $20.0 million and $8.9 million mortgage noncash note reduction in connection with the sale of the remaining partnership interest in the corporate headquarters building.

The Company's sources of cash liquidity included cash and equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends, and other financial commitments. At October 27, 2001 the Company had no borrowings outstanding under an unsecured revolving debt facility that could provide up to approximately $144 million, net of $6 million outstanding under a $25 million letter of credit sub facility. This revolving facility matures during Fiscal 2004. In addition, the Company has $55 million in senior notes outstanding.

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

The Company has additional banking relationships, which provide uncommitted borrowing arrangements. In the event that any acquisition of additional operations, growth in existing operations, settlements of lawsuits or disputes, changes in inventory levels, accounts receivable, tax payments, or other working capital items create a permanent need for working capital or capital expenditures in excess of the existing cash and equivalents and committed lines of credit, the Company may seek to borrow under other long-term financing instruments or seek additional equity capital.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     Form 8-K Report Date - August 23, 2001 (Second Quarter Fiscal 2001 Financial Results)
     Items reported -   Item 5. Other Events
                        Item 7. Exhibits

     Form 8-K Report Date - August 28, 2001 (Presentation to Investors)
     Items reported -   Item 7. Exhibits
                        Item 9. Regulation FD Disclosure

     Form 8-K Report Date - September 18, 2001 (Announces Third Quarter
     Dividend)
     Items reported -   Item 5. Other Events
                        Item 7. Exhibits

     Form 8-K Report Date - October 23, 2001 (Fiscal Third Quarter Outlook)
     Items reported -   Item 5. Other Events
                        Item 7. Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of December 2001.

STEWART & STEVENSON SERVICES, INC.




By: /s/ Michael L. Grimes
    ---------------------
Michael L. Grimes
President and Chief Executive Officer
(Principal Executive Officer)


By: /s/ John H. Doster
    ------------------
John H. Doster
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)


By: /s/ John B. Simmons
    -------------------
John B. Simmons
Controller and Chief Accounting Officer
(Chief Accounting Officer)

EXHIBIT INDEX


EXHIBIT NUMBER AND DESCRIPTION


None