Form 10-K
period 2002-01-31
STEWART & STEVENSON SERVICES INC
filed 2002-04-12
CIK 94328

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2002 ("Fiscal 2001") or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

                          Commission file number 0-8493

                       STEWART & STEVENSON SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              Texas                                  74-1051605
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


                AGGREGATE MARKET VALUE OF VOTING SECURITIES HELD
                     BY NONAFFILIATES AS OF MARCH 31, 2002:

                                  $550,544,381

Number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002:


      COMMON STOCK, WITHOUT PAR VALUE     28,451,906 SHARES


                       DOCUMENTS INCORPORATED BY REFERENCE

      DOCUMENT                                              PART OF FORM 10-K
      --------                                              -----------------
      Proxy Statement for the 2002                              Part III
      Annual Meeting of Shareholders

ITEM 1.  BUSINESS

Stewart & Stevenson Services, Inc. (together with its wholly-owned subsidiaries, the "Company" or "Stewart & Stevenson") was founded in Houston, Texas in 1902 and was incorporated under the laws of the State of Texas in 1947. Since its beginning, the Company has been primarily engaged in the custom fabrication of engine driven products. Stewart & Stevenson consists of five major business segments: the Power Products segment, the Distributed Energy Solutions segment, the Tactical Vehicle Systems segment, the Petroleum Equipment segment, and the Airline Products segment.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 2001" commenced on February 1, 2001 and ended on January 31, 2002. Identifiable assets at the close of Fiscal 2001, 2000, and 1999, net sales and operating profit for such fiscal years for the Company's business segments, export sales, and sales to customers representing 10% or more of consolidated sales are presented in the Notes to Consolidated Financial Statements contained herein.

POWER PRODUCTS SEGMENT

Effective with the fourth quarter of Fiscal 2001, the Power Products segment was modified to exclude custom generator set packaging, turnkey power plant installation, and sales of power generation solutions in domestic and certain international markets. These activities will be reported as a new segment called Distributed Energy Solutions - see below. The Power Products segment sells and rents various industrial equipment; sells components, replacement parts, accessories, and other materials supplied by independent manufacturers; and provides in-shop and on-site repair services for industrial transportation equipment.

Some of the equipment sold or rented by the Power Products segment is acquired by the Company from independent manufacturers pursuant to distribution agreements. The following table contains the name of certain manufacturers with whom the Company presently maintains a significant distribution contract, a description of the products and territories covered, and the expiration date thereof.

                                                                                                                          EXPIRATION
       MANUFACTURER                             PRODUCTS                                TERRITORIES                           DATE
      ---------------                          -----------                              ------------                      ----------
 Detroit Diesel Corporation, a           Heavy Duty High Speed                 Texas, Colorado, Northern California,            2003
 Daimler Chrysler Company**              Diesel Engines                        New Mexico, Wyoming, Nebraska, Louisiana,
                                                                               Mississippi, Alabama, Venezuela, and Colombia

 Electro-Motive Division of General      Heavy Duty Medium Speed               Texas, Colorado, New Mexico, Oklahoma,           2004
 Motors Corporation**                    Diesel Engines                        Arkansas, Louisiana, Tennessee, Mississippi,
                                                                               Alabama, Mexico, Central America, and
                                                                               parts of South America

 Allison Transmission Division of        On- and Off-Highway Automatic         Texas, Colorado, Northern California,            2004
 General Motors Corporation              Transmissions, Power Shift            New Mexico, Wyoming, Nebraska, Louisiana,
                                         Transmissions and Torque Converters   Mississippi, Alabama, Venezuela, and Colombia


 Hyster Company                          Material Handling Equipment           Texas                                             *

 Thermo King Corporation                 Transport Refrigeration Equipment     Southeast and South Texas, Southern              2002
                                                                               Louisiana, and Northern California

 Waukesha Engine Division of             Natural Gas Industrial Engines        Colorado, Wyoming, New Mexico, Utah, Oregon,     2003
 Dresser Industries, Inc.**                                                    Hawaii, Kansas, Arizona, California,
                                                                               Washington, Nevada, Colombia, and Alaska

 Kohler Company                          Spectrum Generator Sets               Colorado, Southern Louisiana, New Mexico,         *
                                                                               Texas, Wyoming, and Northern California

 Deutz AG**                              Diesel Engines                        Colorado, Wyoming, Arizona, New Mexico,           *
                                                                               Washington, Alaska, Texas, Oklahoma, Kansas,
                                                                               Arkansas, Louisiana, Mississippi, and
                                                                               Western Tennessee

 Mercury Marine and MerCruiser,          Diesel and Gas Engines                Texas, Louisiana, Mississippi, Arkansas,        2003
 Divisions of Brunswick Corporation                                            Missouri, Oklahoma, Kansas, New Mexico, Iowa,
                                                                               Florida, Georgia, Tennessee, Alabama, Kentucky,
                                                                               North Carolina, South Carolina, Alaska,
                                                                               Washington, Oregon, Idaho, Montana, Wyoming,
                                                                               North Dakota, South Dakota, and Nebraska


                  * No expiration date. Agreements may be terminated by written notice of termination by either party under certain conditions.

                 ** Applicable to both the Power Products segment and the Distributed Energy Solutions segment.

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

The Power Products segment also sells generator sets, pump packages, marine propulsion systems, and other engine driven equipment. Generator sets fabricated by the Company range in size from 25 kw to 1,000 kw. In addition, the Power Products segment markets generator sets ranging in size from 1,000 kw to 5,700 kw. Pump packages, marine propulsion systems, and other engine-driven packaged equipment fabricated by the Company range in size from 35 hp to 7,000 hp. Most generator sets and other engine-driven packaged equipment are based upon diesel, dual fuel, or natural gas fueled engines supplied by independent manufacturers with whom the Company has a distribution or packaging agreement. Such agreements do not usually restrict the sale of packaged equipment to a franchised territory, and the products fabricated by the Company are sold on a world-wide basis.

Power Products segment operations are conducted at branch facilities located within the Company's franchised areas of operations. New products manufactured by suppliers and repair parts, components, and accessories are marketed under the trademarks and trade names of the original manufacturer. Products fabricated by the Company and aftermarket service are marketed under the "Stewart & Stevenson" name and other trademarks, trade names, and service marks owned by the Company.

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

The Power Products segment competes with other manufacturers and their distributors in the sale of original equipment, with the manufacturers and distributors of non-original equipment parts for the sale of spare parts, and with independent repair shops for in-shop and on-site repair services. No single competitor competes against the Company's Power Products segment in all of its businesses, but certain competitors may have a leading position in different product areas. Major competitors in the sale of packaged diesel and gas-fired reciprocating engine equipment include Caterpillar, Inc. and its distributors, and Cummins, Inc. and its distributors.

Operations of the Power Products segment accounted for approximately 44%, 51%, and 63% of consolidated sales during Fiscal 2001, 2000, and 1999, respectively.

DISTRIBUTED ENERGY SOLUTIONS SEGMENT

The Distributed Energy Solutions Segment was reported separately effective with the fourth quarter of Fiscal 2001 and includes the Company's activities associated with the reciprocating diesel and natural gas engine generator set packaging, turnkey power plant installation operations and maintenance services, and sales of power generation solutions in domestic and certain international markets. This segment was created to provide a clearer view of the Company's power generation activities and to allow improved focus on market opportunities.

Some of the equipment sold by the Distributed Energy Solutions segment is acquired by the Company from independent manufacturers pursuant to the distribution agreements referenced in the Power Products segment. Some of the listed agreements are common to both the Distributed Energy Solutions and Power Products segments, and the table included in the Power Products segment above details those agreements that are common to both segments. The Distributed Energy Solutions segment also has two agreements that are unique to that segment; an agreement with Mitsubishi Heavy Corp. for natural gas industrial engines for the United States and the Dominican Republic, and a Power Energy Partner agreement with Waukesha Engine that allows this segment to sell as an original equipment manufacturer. These agreements are terminable upon certain notifications.

The Distributed Energy Solutions segment sells custom generator sets fabricated by the Company that range in size from 550 kw to 5,700 kw. Most generator sets and other engine-driven packaged equipment are based upon diesel, dual fuel, or natural gas fueled engines supplied by independent manufacturers with whom the Company has a distribution or OEM packaging agreement. Such agreements do not usually restrict the sale of packaged equipment to a franchised territory, and the products fabricated by the Company are sold on a world-wide basis. Other services offered by the Distributed Energy Solutions segment include turnkey installation services, operation and maintenance contracts, professional services agreements, green field development, building modifications, equipment upgrades and retrofits, and emission control systems and environmental compliance testing.

The Distributed Energy Solutions segment operations are conducted at fabricating facilities located in Houston, Texas and Sacramento, California. New products manufactured by suppliers and repair parts, components, and accessories are marketed under the trademarks and trade names of the original manufacturer. Products fabricated by the Company and aftermarket service are marketed under the "Stewart & Stevenson" name and other trademarks, trade names, and service marks owned by the Company. The Distributed Energy Solutions segment also utilizes the Power Products segment branch facilities and personnel to perform aftermarket service and support for product offerings.

The Company's principal distribution agreements are subject to early termination by the suppliers for a variety of causes, including a change in control or a change in the principal management of the Company. Although no assurance can be given that such distribution agreements will be renewed beyond their expiration dates, they have been renewed regularly in the past. Any interruption in the supply of materials from the original manufacturers, or a termination of a distributor agreement, could have a material effect on the results of operations of the Distributed Energy Solutions segment.

The Distributed Energy Solutions segment competes with other manufacturers and their distributors in the custom packaging of generator sets, with manufacturers and distributors of non-original equipment parts for the sale of spare parts, and with independent repair shops for in-shop and on-site repair services. No single competitor competes against the Company's Distributed Energy Solutions segment in all of its businesses, but certain competitors may have a leading position in different product areas. Major competitors in the custom packaging of generator sets, turnkey power plant installation, and power generation solutions include Caterpillar, Inc. and Wartsila NSD.

Operations of the Distributed Energy Solutions segment accounted for approximately 9%, 4%, and 0% of consolidated sales during Fiscal 2001, 2000, and 1999, respectively.

TACTICAL VEHICLE SYSTEMS SEGMENT

The Tactical Vehicle Systems segment assembles and provides sustaining design engineering and service and support for the Family of Medium Tactical Vehicles ("FMTV") under contracts with the U.S. Army. The initial FMTV contract was awarded in 1991 and called for the production of approximately 11,200 2-1/2-ton and 5-ton trucks in several configurations, including troop carriers, wreckers, cargo trucks, vans, and dump trucks. Production pursuant to the original FMTV contract was completed as of January 31, 1999.

During October 1998, the Company received a second multi-year contract from the U.S. Army that now provides for continued production of the FMTV through September 2003 including currently exercised option years. The U.S. Army has an option for one additional year that could extend the contracts through September 2004. The second FMTV contract incorporates an environmentally improved engine, an improved diagnostics system, anti-lock brakes, and other improvements. Production under the second contract, including all available option years would be approximately 10,200 trucks and 2,100 trailers and have a total contract value of $1.74 billion. On occasion, the Company may be required to fund certain expenditures related to the FMTV contracts in advance of government funding.

The Company also sells the FMTV to other government contractors as a platform for installation of other equipment which is then resold to the Armed Forces. The Company also has sold vehicles to other branches of the U.S. Armed Forces and believes there will be opportunities to sell additional vehicles to the U.S. Army, other branches of the U.S. Armed Forces, and the armed forces of foreign countries. The FMTV contracts allow for such sales, and the Company's facility has the capacity to produce vehicles for additional sales.

The United States Government is the primary customer of the Tactical Vehicle Systems segment, accounting for practically all of the sales of this segment. The FMTV contracts are subject to termination at the election of this customer and provide for termination charges that would reimburse the Company for allowable costs, but not necessarily all costs. The loss of this customer could have a material adverse effect on the Company's future financial condition and results of operations.

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

The Tactical Vehicle Systems segment is competing against Oshkosh Truck Corporation for the third multi-year contract for the FMTV. The Company cannot reliably predict when the U.S. Army will make its decision as to the final award for the new production contract or whether the Company will receive the award, but the decision is scheduled to be made during the Company's first quarter of Fiscal 2003 and the Company believes its proposal will be competitive. Both domestic and foreign suppliers compete for the sale of vehicles to foreign governments. The Company's foreign competitors include DaimlerChrysler, Tatra, and other companies that may have greater international recognition as vehicle manufacturers than the Company.

Operations of the Tactical Vehicle Systems segment accounted for approximately 32%, 27%, and 18% of consolidated sales in Fiscal 2001, 2000, and 1999, respectively.

PETROLEUM EQUIPMENT SEGMENT

The Company recently announced its intention to sell the Petroleum Equipment segment's blowout preventer and controls, valve, and drilling riser businesses, and as a result these activities are being reclassified for reporting purposes as discontinued operations. See Discontinued Operations in Part II for further discussion. The ongoing Petroleum Equipment segment, as now configured, manufactures equipment primarily for the well stimulation industries. Its products include coil tubing systems and acidizing and fracturing systems. Many of its products are manufactured according to proprietary designs and are covered by appropriate process and apparatus patents. Other products may be manufactured according to the designs or specifications of its customers.

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

The Petroleum Equipment segment competes primarily with other manufacturers of similar equipment. Products are differentiated by protected technology, and no manufacturer has a leading position in any product line. Major competitors include Caterpillar, Inc. and Halliburton Corporation in fracturing and acidizing equipment and Varco International, Inc. in coil tubing systems.

The Petroleum Equipment segment's products are sold world-wide under the "Stewart & Stevenson" trade name. Demand for oilfield equipment is substantially dependent on the price trends for oil and gas.

Operations of the Petroleum Equipment segment represented 7%, 5%, and 3% of consolidated sales during Fiscal 2001, 2000, and 1999, respectively.

AIRLINE PRODUCTS SEGMENT

The Airline Products segment manufactures internal combustion and electric airline ground support equipment that includes aircraft tow tractors, gate pushback tractors, baggage tow tractors, beltloaders, air start units, and air conditioning units. This segment also manufactures mobile railcar movers, sold under the Rail King(R) trademark and snow blowers, sold under the Snow King(TM) trademark. Some of its products are manufactured according to proprietary designs that are covered by appropriate process and apparatus patents. Other products may be manufactured according to the designs or specifications of its customers.

During the second half of Fiscal 2001, the Airline Products segment consolidated its ground support business into operations located in Marietta, Georgia, and its mobile railcar mover and snow blower businesses into one operation located in Houston, Texas. The Company believes the consolidation of these operations and facilities, coupled with more than a 35% reduction in employment levels during Fiscal 2001 should allow this segment to be profitable at a lower level of sales.

The Airline Products segment purchases many of the components incorporated into its products from independent suppliers. The Company believes this segment is not dependent on a single supplier for any critical component and it sells the majority of its products to the airline industry, which has a global customer base. Airline products are sold under the "S&S Tug" and "Stewart & Stevenson Tug" trade names and demand for its products is dependent on the profitability of the airline industry. The events of September 11 have impacted the airline industry as a whole, and recovery of the market is not expected until late Fiscal 2002 at the earliest. See further discussion at Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations. The Airline Products segment markets domestically and internationally in the commercial, military, and industrial segments.

The Airline Products segment competes primarily with other manufacturers of similar equipment. Major domestic competitors include FMC Technologies, Inc. in pushback tow tractors, Trilectron Industries Inc. in air conditioners and air starts, NMC-Wollard in belt loaders and cargo tractors, and Tiger Tractor Corporation, Toyota, and Harlan Corporation in baggage tractors. International competitors include Schopf-Douglas in aircraft tow tractors and Charlott in electric baggage tractor/belt loaders.

Operations of the Airline Products segment represented 6%, 10%, and 12% of consolidated sales during Fiscal 2001, 2000, and 1999, respectively.

OTHER BUSINESS ACTIVITIES

The Company is engaged in other business activities that are not included in any of its five business segments. Other businesses include fabrication of gas compression equipment and wheelchair lifts for buses.

Operations of the Other Business Activities segment represented 2%, 2%, and 4% of consolidated sales during Fiscal 2001, 2000, and 1999, respectively.

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

INTERNATIONAL OPERATIONS

International operations are subject to the risks of international political and economic changes, such as changes in foreign governmental policies, currency exchange rates, and inflation. The Company maintains operations in foreign jurisdictions, including Colombia and Venezuela, some of which may be considered politically or economically volatile. Where appropriate, on a transaction by transaction basis, the Company purchases insurance policies to mitigate political risks.

International sales are also subject to changes in exchange rates, government policies, and inflation. Generally, the Company accepts payments denominated in United States Dollars and makes sales to customers outside the United States against letters of credit drawn on established international banks, thereby limiting the Company's exposure to the effects of exchange rate fluctuations and customer credit risks.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders and letters of intent. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised.

Unfilled orders relating to continuing operations at the close of Fiscal 2001 and Fiscal 2000 were as follows:


                         Estimated percentage to
                              be recognized         Unfilled orders at January 31,
                               Fiscal 2002                  (In millions)
                                                    -------------------------------
                                                        2002              2001
                                                     --------           -------
Power Products                     89%               $   51.4           $  59.4
Distributed Energy Solutions      100%                   40.3              78.4
Tactical Vehicle Systems           64%                  686.0             658.2
Petroleum Equipment               100%                   31.8              55.3
Airline Products                  100%                    6.9              16.2
All Other                         100%                    4.3              11.3
                                                     --------           -------
                                                     $  820.7           $ 878.8
                                                     ========           =======



Unfilled orders of the Tactical Vehicle Systems segment at January 31, 2002 and 2001, consisted principally of contracts awarded in October 1998 by the United States Army Tank - Automotive and Armament Command (TACOM) to manufacture medium tactical vehicles and trailers.

The U.S. Army exercised an option to award a fifth program year to the current contract, which begins in October 2002 and is expected to be completed by September 2003. The U.S. Army holds an additional option to award a sixth program year that, if exercised by the U.S. Army, could extend production of the FMTV through September 2004. The sixth program year is not included in unfilled orders, as the U.S. Government has not yet exercised such option.

EMPLOYEES

At January 31, 2002, the Company employed approximately 4,100 persons. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES.

The Company maintains its corporate executive and administrative offices at 2707 North Loop West, Houston, Texas, which occupy about 65,000 square feet of leased space.

Activities of the Power Products segment are coordinated from Houston, Texas, where the Company owns 320,000 square feet of space at three locations and leases 31,200 square feet in one location devoted to equipment and parts sales and service. To service its distribution territory (See "Power Products Segment" in Item 1 above), Stewart & Stevenson maintains Company operated facilities occupying 668,000 square feet of owned space and 698,000 square feet of leased space in 35 cities in Texas, Louisiana, Colorado, New Mexico, Wyoming, Utah, Kansas, Washington, Georgia, California, Mississippi, Arizona, Arkansas, and Florida. The Company leases 56,000 square feet in three locations in Venezuela, approximately 58,000 square feet in four locations in Colombia, and 3,200 square feet in Argentina.

The Distributed Energy Solutions segment is located in a portion of a 388,000 square foot company owned facility located in Houston, Texas. The Airline Products segment also assembles railcar movers and snow blowing equipment in this facility.

The Tactical Vehicle Systems segment is located in a 535,000 square foot Company owned facility near Houston, Texas. The Tactical Vehicle Systems segment also leases 105,000 square feet of warehousing facilities in Houston, Texas, 19,000 square feet in Sealy, Texas, and 35,400 square feet in Fayetteville, North Carolina, and approximately 7,600 square feet within three facilities located in Alexandria, Virginia, Fayetteville, North Carolina, and Troy, Michigan.

The Petroleum Equipment segment is headquartered in Houston, Texas, where the Company owns approximately 323,000 square feet devoted to manufacturing, warehousing, and administration. The Company also leases facilities in Scotland (18,000 square feet) and Abu Dhabi, U.A.E. (12,000 square feet).

The Airline Products segment is headquartered in Marietta, Georgia, where the company leases a 149,000 square foot facility. Airline products are also manufactured and assembled in a 87,000 square foot facility in Kennesaw, Georgia. The Company also leases a 19,000 square foot warehouse in Kennesaw, Georgia.

The Company also leases an additional 66,600 square feet of office, warehouse, and shop space to support its marketing department, corporate records, and transportation department.

The Company owns five locations containing approximately 237,500 square feet which are currently being leased to a third party or being marketed for sale.

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

The Company is a defendant in a suit brought under the QUI TAM provision of the False Claims Act, United States of America, ex rel. Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division. The suit seeks penalties and damages in an unspecified amount. The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems. The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000. The case is set for trial December 1, 2003. The Company believes the claims in the suit are without merit and is vigorously defending the suit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The Company's common stock is traded on the NASDAQ Stock Market under the symbol: SSSS. There were 608 shareholders of record as of February 28, 2002. The following table sets forth the high and low sales prices relating to the Company's common stock and the dividends declared by the Company in each quarterly period within the last two fiscal years.


                                            Fiscal 2001                                   Fiscal 2000
                         ------------------------------------------      ------------------------------------------

                            HIGH            LOW           DIVIDEND          HIGH            LOW            DIVIDEND
                         ---------       ---------       ----------      ---------       ---------       ----------
First Quarter            $   27.13       $   19.56       $    0.085      $   12.31       $    8.75       $    0.085
Second Quarter               35.55           22.20            0.085          15.44           11.56            0.085
Third Quarter                32.30           14.78            0.085          22.50           14.92            0.085
Fourth Quarter               19.94           14.35            0.085          27.19           19.50            0.085


On December 11, 2001, the Board of Directors approved a dividend of $0.085 per share for shareholders of record on January 31, 2002, payable on February 15, 2002. The Board of Directors of the Company intends to consider the payment of dividends on a quarterly basis, commensurate with the Company's earnings and financial needs.

ITEM 6.  SELECTED FINANCIAL DATA.

The Selected Financial Data set forth below should be read in conjunction with the accompanying consolidated financial statements and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED FINANCIAL REVIEW

---------------------------------------------------------------------------------------------------------------------------------
                                                           Fiscal         Fiscal         Fiscal         Fiscal         Fiscal
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       2001           2000           1999           1998           1997
---------------------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA:
Sales                                                    $ 1,329,510    $ 1,111,050    $   861,264    $ 1,150,939    $ 1,082,427
Cost of sales                                              1,150,792        939,592        738,498      1,136,097      1,007,794
                                                         -----------    -----------    -----------    -----------    -----------
Gross profit                                                 178,718        171,458        122,766         14,842         74,633
Recovery of costs incurred, net                              (39,000)            --             --             --             --
Period expenses                                              147,270        115,842        102,425         84,209        101,688
                                                         -----------    -----------    -----------    -----------    -----------
Earnings (loss) from continuing operations
before income taxes                                           70,448         55,616         20,341        (69,367)       (27,055)
Gain on sale of investment, net of tax                            --             --          2,746             --             --
Net earnings (loss) from continuing
operations                                                    45,344         35,157         15,942        (43,955)       (17,718)
Net earnings (loss) from discontinued operations,
  net of tax                                                  (2,493)          (368)         1,509          4,950          8,637
Gain (loss) on disposal of discontinued
operations, net of tax                                          (628)           565          6,879        (33,979)        61,344
Net earnings (loss)                                           42,223         35,354         24,330        (72,984)        52,263

Total assets                                                 649,055        638,862        646,012        705,777      1,252,647

Short-term debt (including current portion
of long-term debt)                                             3,364         33,048         34,006         86,824        261,000
Long-term debt                                                56,600         66,327         77,881         82,864        147,166

PER SHARE DATA:
Earnings (loss) per share:
Basic
Continuing operations                                    $      1.60    $      1.25    $      0.57    $     (1.52)   $     (0.52)
Discontinued operations                                        (0.09)         (0.01)          0.05           0.17           0.25
Gain (loss) on disposal of discontinued
operations                                                     (0.02)          0.02           0.25          (1.17)          1.85
                                                         -----------    -----------    -----------    -----------    -----------
                                                         $      1.49    $      1.26    $      0.87    $     (2.51)   $      1.57
                                                         ===========    ===========    ===========    ===========    ===========
Diluted
Continuing operations                                    $      1.57    $      1.24    $      0.57    $     (1.52)   $     (0.52)
Discontinued operations                                        (0.09)         (0.01)          0.05           0.17           0.25
Gain (loss) on disposal of discontinued
     operations                                                (0.02)          0.02           0.25          (1.17)          1.84
                                                         -----------    -----------    -----------    -----------    -----------
                                                         $      1.46    $      1.25    $      0.87    $     (2.51)   $      1.57
                                                         ===========    ===========    ===========    ===========    ===========

Weighted average shares outstanding:
Basic                                                         28,325         28,026         27,989         29,006         33,184
Diluted                                                       28,865         28,373         28,042         29,006         33,250

Cash dividends declared per share                        $      0.34    $      0.34    $      0.34    $      0.34    $      0.34


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

BUSINESS SEGMENT HIGHLIGHTS
--------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PERCENTAGES)
--------------------------------------------------------------------------------
                                                          Sales
                                        ----------------------------------------
                                           Fiscal        Fiscal         Fiscal
                                            2001          2000           1999
                                        ----------------------------------------
Power Products                          $  587,034     $  566,078     $  540,740
Distributed Energy Solutions               115,728         46,385             --
Tactical Vehicle Systems                   432,288        304,143        150,884
Petroleum Equipment                         90,547         58,092         26,864
Airline Products                            80,649        110,250        104,915
Other Business Activities                   23,264         26,102         37,861
                                        ----------     ----------     ----------
Total Segment Sales                     $1,329,510     $1,111,050     $  861,264
                                        ==========     ==========     ==========


                                                  Operating Profit (Loss)
                                        ----------------------------------------
                                           Fiscal        Fiscal         Fiscal
                                            2001          2000           1999
                                        ----------------------------------------
Power Products                            $  10,278     $  16,395     $  15,164
Distributed Energy Solutions                (12,449)       (3,839)           --
Tactical Vehicle Systems                    103,493        54,258        30,195
Petroleum Equipment                           1,648         4,062        (1,588)
Airline Products                            (18,395)       (6,643)       (3,712)
Other Business Activities                     1,180         3,478        (1,712)
                                          ---------     ---------     ---------
Total Operating Profit (Loss)                85,755        67,711        38,347
Corporate expenses, net                     (13,322)      (11,980)      (10,047)
Non-operating interest income                 3,415         7,993         1,083
Interest expense                             (5,400)       (8,108)       (9,042)
                                          ---------     ---------     ---------
Earnings (loss) from continuing
operations before taxes                   $  70,448     $  55,616     $  20,341
                                          =========     =========     =========


                                Operating Profit (Loss) as a Percentage of Sales
                                     ----------------------------------------
                                        Fiscal        Fiscal         Fiscal
                                         2001          2000           1999
                                     ----------------------------------------
Power Products                                1.8%        2.8%        2.8 %
Distributed Energy Solutions                (10.8)       (8.3)         --
Tactical Vehicle Systems                     23.9        17.8        20.0
Petroleum Equipment                           1.8         7.0        (5.9)
Airline Products                            (22.8)       (6.0)       (3.5)
Other Business Activities                     5.1        13.3        (4.5)
Consolidated                                  6.5         6.1         4.5

RESULTS OF OPERATIONS

GENERAL

During Fiscal 2001, the Company continued to focus on five key management initiatives aimed at improving the balance sheet, increasing profit margins, and growing the business.

With respect to the leadership initiative, many new team members joined the Company during Fiscal 2001, including the Senior Vice President and General Counsel, Senior Vice President Power Products, President Tactical Vehicle Systems, Vice President Petroleum Equipment, President S&S Tug, and over thirty mid and upper level managers.

Working capital improvement initiatives contributed to the generation of $50.3 million in cash provided by operating activities during Fiscal 2001. In addition, cash and equivalents less total debt at January 31, 2002 totaled a positive $21.5 million, an improvement of $10.7 million from the $10.8 million at January 31, 2001.

In the supply chain initiative, the principal focus has been shifted from a corporate driven activity to an effort led by each of the business segments. A corporate-wide purchasing database has been established for the purposes of sharing information across the Company. Additionally, a corporate-wide engineering council was created to help improve product structuring and configuration management.

The information management systems project is under new leadership and the scope has been expanded to include substantial improvements in basic business processes, including project management, configuration control, bill of materials management, and inventory and production control. An effort is also under way to improve inquiry-to-order and order-to-remittance processes as well as the final integration of the JD Edwards software into the manufacturing and service business.

Progress was made on growth initiatives despite a tough market environment. The Distributed Energy Solutions segment reported a $69 million (150%) revenue increase during Fiscal 2001. The Power Products segment reported a 19% increase in service sales, relocated into a new facility in Dallas, Texas, and opened up new branches in El Paso, Texas, Stockton, California, and Valencia, Venezuela. Tactical Vehicle Systems acquired Extended Reach Logistics, Inc., an e-commerce business that provides military units and commercial companies with a web-based portal for ordering repair parts or component repair services. The Airline Products segment is preparing to introduce an expanded line of electric-powered products as well as new products currently being offered for the regional jet market. The Petroleum Equipment segment recently introduced coil tubing equipment to the underground construction industry for laying fiber optic cable and other utility services.

FISCAL 2001 VS. FISCAL 2000

Fiscal 2001 sales totaled $1,330 million compared to $1,111 million in Fiscal 2000. Net earnings from continuing operations for the year grew 29% to $45 million, or $1.57 per diluted share, compared with $35 million, or $1.24 per diluted share, in the prior year. Including discontinued operations, total year net earnings for Fiscal 2001 and 2000 were $42 million, or $1.46 per diluted share, and $35 million, or $1.25 per diluted share, respectively.

POWER PRODUCTS

Effective with the fourth quarter of Fiscal 2001, the Power Products segment was modified to exclude certain activities pertaining to power generation, which are being reported in a new segment called Distributed Energy Solutions. The currently reported Power Products segment sells and rents various industrial equipment; sells components, replacement parts, accessories, and other materials supplied by independent manufacturers; and provides in-shop and on-site repair services for industrial equipment.

Sales for the Power Products segment in Fiscal 2001 were $587 million, 4% higher than Fiscal 2000 sales of $566 million, largely due to higher service sales. The Company has increased the number of service technicians in this segment and continues to focus on the service aspect of this business. While equipment sales increased modestly year-over-year, the trend was downward during the fourth quarter, reflecting weakness in selected markets such as oil and gas, material handling, and small power generation equipment. This market softness was reflected in the equipment order backlog, which decreased $8 million during the year. Parts sales remained steady but were impacted by the continuing retirement of the two cycle engine in the marine market. In particular, the continuing retirement of the two cycle engine in the marine market has caused the Company's supply partners to lose share to competitors as the newer four cycle engines are introduced to the market, which could negatively impact sales in future periods.

Operating profit for Fiscal 2001 was $10 million compared with $16 million for the comparable period of Fiscal 2000. A $3.1 million improvement from higher volume was more than offset by $5.1 million higher expense related to information systems improvements, $2.0 million of expense related to collectibility of certain accounts receivable, $0.7 million in inventory valuation adjustments (net of a lower LIFO reserve which decreased cost of sales by $6.3 million), and $1.4 million higher costs due to inflation and other factors.

Overall, margin rates on equipment were down while margin rates on parts and service sales remained consistent with prior periods. The Company is continuing the installation of information technology tools to help reduce transaction costs and improve margin rates.

It is expected that the overall market for this segment will be flat to slightly down in Fiscal 2002. Actions being taken to improve profitability in this segment include redesign of business processes to improve accountability and reduce costs, the introduction of new leaders to the business, and improved management information systems. Management continues to monitor the Class 8 truck after-market activity, the domestic oil and gas markets, and the overall condition of the economy, all of which influence the activity level for this segment.

DISTRIBUTED ENERGY SOLUTIONS

As noted above, the Distributed Energy Solutions segment was reported separately effective with the fourth quarter of Fiscal 2001 to provide a clearer view of the Company's power generation activities and to allow more focus on market opportunities.

Sales for the Distributed Energy Solutions segment in Fiscal 2001 were $116 million compared to $46 million in the prior year. The increase in sales was primarily due to two large turnkey power generation projects in California that were completed in the first half of Fiscal 2001. An operating loss of $12 million was recorded in Fiscal 2001 compared to a $4 million operating loss in the comparable period of Fiscal 2000. The $6.7 million impact of higher gross margins due to increased volume was more than offset by cost structure increases in Houston ($6.9 million) and Sacramento ($3.3 million), $2.8 million LIFO provisions associated with an inventory ramp up, $1.4 million in warranty expenses, and $0.9 million for restructuring and other costs.

The Company anticipates a weaker market in Fiscal 2002 compared with Fiscal 2001 as a result of decreased customer demand and excess power generation capacity and equipment in selected markets. The Company plans to increase focus on natural gas co-generation.

Actions being taken to improve profitability in this segment include an organization realignment to better focus on market opportunities as well as monitor costs, the introduction of new leaders to the business, and the implementation of new business processes and cost tracking systems. This segment has a low market share in the markets it serves which should allow for opportunity to grow even in a weakened economy. However, the contracts that are won in this segment tend to be large in volume and unpredictable as to timing which may cause large quarterly swings in the financial results for this segment going forward.

TACTICAL VEHICLE SYSTEMS

The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U. S. Army and others, recorded sales for Fiscal 2001 of $432 million versus $304 million a year ago. Total operating profit for Fiscal 2001 was $103 million, which compared favorably with $54 million a year ago. Included in the current year's operating profit is $39 million in settlement of claims, net of expenses of $1.5 million, with the U.S. Army, as further described below.

In Fiscal 1998, the Company filed a certified claim with the U.S. government seeking recovery of costs incurred by the Company resulting from a delay of over eight months from the original production plan in the first multi-year FMTV contract. The U.S. Army and the Company reached resolution in April 2001 through the alternative dispute resolution process managed by the Armed Services Board of Contract Appeals, and the Company received payment of $22 million in July 2001.

The U.S. Army directed the Company to make certain changes in drive train components of all vehicles produced under the first FMTV contract. The Company commenced the installation of the directed changes during Fiscal 1999 and completed the changes during Fiscal 2000. The financial responsibility for the cost of the drive train change has been resolved through an alternate dispute resolution proceeding and the U.S. Army paid $18.5 million to the Company in December 2001.

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

The increase in sales in Fiscal 2001 was due to an increase in the volume of products sold during the year. In Fiscal 2001, 2,229 trucks and 692 trailers were shipped compared to 1,534 trucks and no trailers for the comparable period of Fiscal 2000.

The U.S. Army exercised an option to award a fifth program year to the current contract, which added $374 million to the backlog for this segment. Deliveries under this award should begin in October 2002 and are expected to be completed by September 2003. Shipments for Fiscal 2002 are anticipated to be approximately 2,351 trucks and 518 trailers, a portion of which are included in option year production at somewhat lower pricing levels. The lower pricing in the option year along with bid costs associated with the competitive rebuy should be offset by cost reduction efforts.

As the current contract with the U.S. Army for production of the FMTV is nearing completion, the Company continues its preparation for the next multi-year contract award. The Company has been awarded a contract under the first phase of the competitive bid process and is currently competing for the final award. The Company cannot reliably predict when the U.S. Army will make its decision as to the final award for the new production contract or whether the Company will receive the award, but the decision is scheduled to be made during the Company's first quarter of Fiscal 2003 and the Company believes its proposal will be competitive. Even if the Company receives the award, there can be no assurance that operating margins will be at the same level as the existing FMTV contract. Continued success in this segment is dependent on securing additional contracts after completion of the current contract for production of the FMTV at acceptable operating margins.

PETROLEUM EQUIPMENT

The Company recently announced its intention to sell the Petroleum Equipment segment's blowout preventer and controls, valve, and drilling riser business, and as a result, these activities were reclassified for reporting purposes as discontinued operations and are not included in the results of this segment. See Discontinued Operations for further discussion. The currently reported Petroleum Equipment segment manufactures equipment primarily for the well stimulation industries.

Sales for the Petroleum Equipment segment totaled $91 million for Fiscal 2001 compared to $58 million last year. The segment reported a $1.6 million operating profit in Fiscal 2001 compared to a $4.1 million operating profit for Fiscal 2000. The $3.0 million benefit from increased volume was more than offset by $2.9 million increased operating expense to support the increased volume, $1.0 million in higher information systems expense, a $1.0 million increase in product warranty costs, and $0.5 million restructuring costs.

During the last half of Fiscal 2001, oil and gas prices dropped significantly resulting in reduced capital spending in the oil and gas markets which has impacted the general business level for this segment. The downward pressure in this market has resulted in a 53% decrease in backlog at the end of Fiscal 2001 as compared to the end of Fiscal 2000. Management will continue to monitor the changes in the oil and gas market and respond to opportunities as they arise. A new business leadership team was installed during the fourth quarter of Fiscal 2001 and efforts are underway to improve basic business processes, reduce costs, and improve margins.

AIRLINE PRODUCTS

The Airline Products segment manufactures airline ground support products, mobile railcar movers, and snow blowers. Sales for Fiscal 2001 were $81 million versus $110 million in Fiscal 2000. The operating loss for Fiscal 2001 was $18 million compared to an operating loss of $7 million for the same period in Fiscal 2000. The increase in operating loss was attributable to lower volume ($4.5 million), restructuring costs ($4.7 million) associated with facility and organization consolidations, higher operating costs ($4.5 million) associated with facility costs, ramp up of the snow blower business transferred to Houston, Texas, higher insurance and bad debt expense, and other costs. These costs were partially offset by lower LIFO reserves which decreased cost of sales by $2.0 million.

Sales volume in this segment was impacted by fallout from the September 11 terrorist attack, which resulted in domestic flight schedule reduction approximating 20% and significant cash flow pressures for the airline industry. As a result, the order backlog decreased by $9.3 million (57%) during the fiscal year. This segment's customers in the passenger airline industry are still cautious as they assess their equipment requirements in the coming year. While airlines have begun to restore flight schedules, it is unlikely that normal levels of airline ground support equipment purchases will be restored until Fiscal 2003.

Consolidation of production facilities, coupled with significant staff reductions associated with organization realignments should reduce the breakeven point for this segment. In addition, a new leadership team was installed in January 2002.

OTHER BUSINESS

Other business activities not identified in a specific segment include predominantly sales of gas compression equipment and wheel chair lifts. Fiscal 2001 sales were $23 million versus $26 million in Fiscal 2000. Operating profit for the year totaled $1 million versus $3 million last year which included a $6 million gain on sale of the gas compression equipment leasing business.

FISCAL 2000 VS. FISCAL 1999

Sales for Fiscal 2000 totaled $1,111 million compared to $861 million in Fiscal 1999. Net earnings from continuing operations for the year totaled $35 million, or $1.24 per diluted share, compared with $16 million, or $0.57 per share, in the prior year. Including discontinued operations, total year net earnings for Fiscal 2000 and 1999 were $35 million, or $1.25 per diluted share, and $24 million, or $0.87 per share, respectively.

During Fiscal 2000, the Company made significant progress in five important management initiatives. The result of this progress has been to improve its balance sheet, to increase its profit margins, and to grow organically (or internally) its businesses. With regards to the improvement of the balance sheet, during Fiscal 2000 the Company increased its cash and cash equivalents by $98 million, reduced its total debt by $13 million, and improved its current ratio to 2.74%. While the Company has made significant progress in reducing its inventory and accounts receivable levels, it continues to focus on further reductions. Increased profit margins are ultimately reflected in net earnings from continuing operations, which, as mentioned above, were significantly improved versus Fiscal 1999. Sales for the year increased 29% versus Fiscal 1999.

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded Fiscal 2000 sales of $566 million, 5% higher than Fiscal 1999 sales of $541 million. Operating profit for Fiscal 2000 was $16 million compared with $15 million last year. Operations in Fiscal 2000 were adversely impacted by special charges of $9 million, principally in connection with an uncollectible account and note receivable, and inventory reserves. Order backlog for this segment decreased $18 million during the year. The Power Products segment relies on a number of markets for top line growth. The Power Products segment also participates in the oil and gas market through the sale of equipment, parts, and service for the propulsion and power of marine support vessels, and through the application of off-highway internal combustion engines, along with service and parts support for land-based applications. While these markets strengthened during the year, the Power Products segment continues to monitor the land-based Class 8 on-highway transportation markets for signs of weakness which could occur as a result of a softening of the overall economy. Latin American sales were strong in Fiscal 2000. However, there remains an element of volatility as these markets continue to mature and grow.

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

The Distributed Energy Solutions segment reported sales of $46 million and an operating loss of $4 million in Fiscal 2000. This segment was not in existence in Fiscal 1999 and the results of any activities of a similar nature are included in the results of the Power Products segment. The operating loss in Fiscal 2000 was due to higher operating costs associated with startup of this segment compared to sales at a volume below that required to achieve break even in this segment.

The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U.S. Army and others, recorded sales for Fiscal 2000 of $304 million versus $151 million a year ago. Total year operating profit for Fiscal 2000 was $54 million, which compared favorably with $30 million a year ago.

The Tactical Vehicle Systems segment experienced significantly improved results for Fiscal 2000 versus Fiscal 1999, as sales almost doubled. The increase in sales was primarily the result of an increase in the volume of products sold. The segment shipped approximately 1,500 trucks during Fiscal 2000.

The Petroleum Equipment segment manufactures equipment for oil and gas exploration, production, and well stimulation industries. Sales in this segment totaled $58 million for Fiscal 2000 compared to $27 million last year. The segment reported a $4 million operating profit in Fiscal 2000 and a $2 million operating loss in Fiscal 1999. The order backlog at the end of Fiscal 2000 totaled $55 million, well above the $17 million at 1999 fiscal year-end.

While the Petroleum Equipment segment was able to enjoy modest price increases on some of its products and services, the increased operating profit in Fiscal 2000 were primarily attributable to increased volumes. During the first half of the year, while the markets for its products were comparatively soft, the Company was not able to fully utilize its infrastructure and absorbed its fixed costs over a relatively low volume of sales. Later in the year, as demand rapidly increased, the segment incurred a substantial amount of overtime expense, as the tight labor markets did not allow the Company to increase staffing to optimal levels.

The Airline Products segment manufactures airline ground support products, mobile railcar movers, and snow blowers. Sales for Fiscal 2000 were $110 million versus $105 million the previous year. Operating losses were reported for both years: $7 million in Fiscal 2000 and $4 million in Fiscal 1999 and results for Fiscal 2000 included $4.3 million in inventory write downs. The continuing disappointing performance in Airline Products results principally from production and inventory process issues, and to a lesser extent, softness in demand from airline customers. The Company's management has made the restoration of profitability to this segment a high priority. Furthermore, a shift in the industry to electric propulsion products and the growth of regional airlines that require smaller foot print products could provide the Company with an opportunity to better serve those markets. However, the airline industry continues to experience increased fuel expenses and reduced travel spending by its customers due to a general softening of the U.S. economy. These factors could result in lower industry profits, which could impact the available business for the Company's ground support products.

Other business activities not identified in a specific segment include predominantly gas compression equipment sales. Fiscal 2000 sales were $26 million versus $38 million in Fiscal 1999. Operating profit for the year totaled $3 million and included a $6 million gain on sale of the gas compression equipment leasing business. An operating loss of $2 million was reported in Fiscal 1999.


RECOVERY OF COSTS INCURRED, NET


--------------------------------------------------------------------------------
(IN THOUSANDS)                           Fiscal        Fiscal           Fiscal
                                          2001          2000             1999
--------------------------------------------------------------------------------
Recovery of costs incurred, net         $(39,000)     $    --          $   --


In Fiscal 1998, the Company filed a certified claim with the U.S. government seeking recovery of costs incurred by the Company resulting from a delay of over eight months from the original production plan in the first multi-year FMTV contract. The U.S. Army and the Company reached resolution in April 2001 through the alternative dispute resolution process managed by the Armed Services Board of Contract Appeals, and the Company received payment of $22 million in July 2001.

The U.S. Army directed the Company to make certain changes in drive train components of all vehicles produced under the first FMTV contract. The Company commenced the installation of the directed changes during Fiscal 1999 and completed the changes during Fiscal 2000. The financial responsibility for the cost of the drive train change has been resolved through an alternate dispute resolution proceeding and the U.S. Army paid $18 million to the Company in December 2001.

Expenses of $1.5 million related to the recoveries were offset against the payments received from the U.S. Army.


PERIOD EXPENSES

--------------------------------------------------------------------------------
(IN THOUSANDS)                          Fiscal         Fiscal           Fiscal
                                         2001           2000             1999
--------------------------------------------------------------------------------
Selling and administrative
expenses                               148,757         120,482         100,680

Interest expense                         5,400           8,108           9,042

Other income, net                       (6,887)        (12,748)         (7,297)

                                     ---------       ---------       ---------
Net period expenses
                                     $ 147,270       $ 115,842       $ 102,425
                                     =========       =========       =========
Net period expenses as a
percentage of sales                       11.1%           10.4%           11.9%

NET PERIOD EXPENSES

Period expenses for Fiscal 2001 totaled $147 million, or 11.1% of sales compared with $116 million, or 10.4% of sales in Fiscal 2000 and $102 million, or 11.9% of sales in Fiscal 1999.

Selling and administrative expenses for Fiscal year 2001, 2000, and 1999 totaled $149 million, $120 million, and $101 million, respectively. The $28 million increase during Fiscal 2001 included an $8.0 million increase in management information systems expenses, $6.1 million in restructuring expenses, $4.6 million in timing differences of various one-time balance sheet adjustments ($2.9 million of credits in Fiscal 2000 versus a $1.7 million expense in Fiscal
2001), and $9.6 million in higher costs due to inflation and increased business activity. The $20 million increase for 1999 to 2000 includes a $7 million writeoff of an uncollectible receivable as well as increased salary and benefits expense.

Interest expense declined during Fiscal 2001 due to debt reductions and capitalization of $0.6 million of interest on major capital projects.

Other income included interest income of $3.4 million and a $1.7 million insurance recovery of damages from insurance carriers related to prior year claims in the fourth quarter in Fiscal 2001. Other income, net, for Fiscal 2000 included a $5.6 million gain on sale of the gas compression business.

DISCONTINUED OPERATIONS

NET EARNINGS (LOSS)

-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                      Fiscal              Fiscal             Fiscal
                                                                     2001                2000               1999
-------------------------------------------------------------------------------------------------------------------
Net earnings (loss) from discontinued operations                   $(2,493)            $  (368)            $ 1,509
Gain (loss) on disposal of discontinued operations,                   (628)                565               6,879
     net of tax
                                                                   -------             -------             -------
Net earnings (loss)                                                $(3,121)            $   197             $ 8,388
                                                                   =======             =======             =======



As previously noted, the Company recently announced its intention to sell the Petroleum Equipment segment's blowout preventer and controls, valve, and drilling riser business, and as a result, these activities were reclassified for reporting purposes for all periods shown as discontinued operations. Net losses for these discontinued operations for Fiscal 2001 and 2000 were $2.5 million and $0.4 million, respectively while net earnings in Fiscal 1999 were $1.5 million. Included in the net loss for Fiscal 2001 were higher costs associated with certain contracts, higher operating expenses related to facility leases in the United Kingdom, and cost associated with inventory valuation.

During the fourth quarter of Fiscal 1999, the Company disposed of an investment and certain obligations relating to a power generation facility in Argentina associated with the previously discontinued gas turbine operations resulting in a $0.6 million and $7 million, net of tax gain in Fiscal 2000 and 1999, respectively. Accordingly, the gain has been reflected as a gain on disposal of discontinued operations.

FINANCIAL CONDITION

WORKING CAPITAL
----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                             January 31, 2002         January 31, 2001
----------------------------------------------------------------------------------------------------------------------
Current Assets
        Cash and cash equivalents                                              $ 81,438                 $110,174
        Accounts and notes receivable, net                                      166,123                  156,787
        Recoverable costs and accrued profits not yet billed                         --                   11,829
        Inventories                                                             188,168                  162,407
        Income tax receivable                                                    13,262                    5,586
        Deferred income tax asset                                                16,488                   10,428
        Other current assets                                                      3,753                    1,348
        Total assets of discontinued operations                                  40,693                   57,130
                                                                               --------                 --------
             Total Current Assets                                               509,925                  515,689
                                                                               --------                 --------

Current Liabilities
        Notes payable                                                             3,114                   12,611
        Accounts payable                                                         71,270                   60,354
        Accrued payrolls and incentives                                          19,402                   20,024
        Income tax liabilities                                                    1,394                    1,962
        Current portion of long-term debt                                           250                   20,437
        Billings in excess of cost                                               39,874                   30,638
        Other current liabilities                                                21,577                   33,870
        Total liabilities of discontinued operations                              8,078                    8,548
                                                                               --------                 --------
             Total Current Liabilities                                          164,959                  188,444
                                                                               --------                 --------
Working Capital                                                                $344,966                 $327,245
                                                                               ========                 ========

Current Ratio                                                                      3.09                     2.74


During Fiscal 2001, current assets decreased by $6 million or 1%. Cash and cash equivalents decreased $29 million due to $50 million in cash from operations generated during Fiscal 2001 offset by $45 million in usage on investing activities and $34 million in usage on financing activities. See Liquidity and Capital Resources section below for further discussion. Accounts and notes receivable increased $9 million due to timing of receipts from the U.S. government, retention on certain turnkey projects, and other timing of collections. Recoverable costs and profits not yet billed decreased as significant contracts in the Petroleum Equipment segment, accounted for on the percentage of completion method, were completed and billed. Inventories increased $26 million, principally in the Distributed Energy Solutions segment. Income tax assets increased due to estimated tax payments made prior to realization of lower than expected earnings in the Fiscal Fourth Quarter 2001. Assets of discontinued operations decreased primarily due to lower accounts receivable and inventory balances.

Current liabilities decreased by $24 million during Fiscal 2001 principally due to a $30 million reduction of notes payable and the current portion of long term debt and $12 million lower other current liabilities due to payment against various reserves established in prior periods for warranty, royalty, and other liabilities. These decreases were offset by $11 million higher accounts payable and $9 million in billings in excess of cost due to timing of receipts from the U.S. Government.

The net change in current assets and current liabilities resulted in the current ratio improving to 3.09 as of the end of Fiscal 2001 compared to 2.74 at the end of Fiscal 2000.

LONG LIVED ASSETS
----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                          January 31, 2002       January 31, 2001
----------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net (excluding revenue                       $100,309               $ 84,886
earning assets)

Revenue earning assets, net                                                   19,348                 18,334
Deferred income tax asset                                                      3,237                    840
Investments and other assets                                                  16,236                 19,113
                                                                            --------               --------
                                                                            $139,130               $123,173
                                                                            ========               ========


Long-lived assets increased by $16 million during Fiscal 2001, principally as a result of expenditures for property, plant and equipment. These expenditures included a new facility in Dallas, Texas in the Power Products segment and a new fabrication facility in the Tactical Vehicle Systems segment.

CAPITAL STRUCTURE
------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                          January 31, 2002                January 31, 2001
                                                                     Amount       Percentage        Amount          Percentage
------------------------------------------------------------------------------------------------------------------------------
Long-term debt (excluding current portion)                          $ 56,600          11.7%        $ 66,327            14.7%
Other long-term liabilities excluding long-term debt                  36,265           7.5           23,507             5.2

Shareholders' equity                                                 391,231          80.8          360,584            80.1
                                                                    --------         -----         --------           -----
                                                                    $484,096         100.0%        $450,418           100.0%
                                                                    ========         =====         ========           =====


The Company's capital structure consists primarily of Shareholders' equity and Long-term debt. The capital structure increased by $34 million during Fiscal 2001, primarily due to net earnings of $42 million, partially offset by dividends of $10 million and a reduction of long-term debt. Other long-term liabilities increased $13 million due to higher accrued postretirement benefits and pension liability as a result of lower investment returns and certain discount rate assumptions used in the calculation of the liability.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash liquidity included cash and cash equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends, and other financial commitments. The Company has in place an unsecured revolving debt facility that could provide up to approximately $144 million, net of $6 million outstanding under a $25 million letter of credit sub facility, all of which was available for the Company's use at the end of Fiscal 2001. This revolving facility matures during Fiscal 2004. In addition, the Company has $55 million in senior notes outstanding. The senior notes are unsecured and were issued pursuant to an agreement containing a covenant which imposes a debt to total capitalization requirement. For additional information, see Note 9 to the Financial Statements, "Debt Arrangements."

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

SUMMARIZED CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                       Fiscal                 Fiscal                   Fiscal
                                                      2001                   2000                     1999
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in):
Operating activities                                $ 50,313                $ 97,025                $ 89,493

Investing activities                                 (44,787)                 22,868                 (23,152)

Financing activities                                 (34,262)                (21,430)                (67,415)

                                                    --------                --------                --------
                                                    $(28,736)               $ 98,463                $ (1,074)
                                                    ========                ========                ========


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                             Fiscal             Fiscal             Fiscal
                                                                            2001               2000               1999
--------------------------------------------------------------------------------------------------------------------------
Net earnings from continuing operations                                  $  45,344          $  35,157          $  15,942

Depreciation and amortization                                               22,275             20,790             21,834

Gain on sale of business assets                                               (528)            (5,649)            (5,804)

Deferred taxes                                                              (4,058)            (3,160)               (34)

Change in operating assets and liabilities, net                            (25,567)            60,916             45,404
                                                                         ---------          ---------          ---------
Net cash provided by continuing operations                                  37,466            108,054             77,342

Net cash provided by (used in) discontinued operations                      12,847            (11,029)            12,151
                                                                         ---------          ---------          ---------
Net cash provided by operating activities                                $  50,313          $  97,025          $  89,493
                                                                         =========          =========          =========


Net cash provided by continuing operations in Fiscal 2001 was $37 million. Net earnings from continuing operations provided $45 million of net cash before adding back $22 million in depreciation. The $26 million usage from the change in operating assets and liabilities, net, was largely due to a $25 million increase in inventories primarily in the Distributed Energy Solutions segment.

Net cash provided by continuing operations in Fiscal 2000 totaled $108 million. Net earnings from continuing operations provided $35 million of net cash before adding back $21 million in depreciation. Decreases in accounts and notes receivable net of changes in recoverable costs not yet billed of $76 million provided the primary additional source of cash from operations.

Net cash provided by continuing operations in Fiscal 1999 totaled $77 million and included a $45 million change in net operating assets and liabilities resulting primarily from the completion of the original FMTV contract and the liquidation of inventories. Net cash provided by discontinued operations in Fiscal 1999 was primarily related to certain discontinued operations of the Petroleum Equipment segment.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                        Fiscal              Fiscal              Fiscal
                                                                       2001                2000                1999
-----------------------------------------------------------------------------------------------------------------------
Expenditures for property, plant and equipment                       $(53,207)           $(35,021)           $(39,379)
Acquisition of businesses                                              (1,225)                 --              (5,832)
Proceeds from sale of business assets                                   5,737              55,221               8,303
Disposal of property, plant and equipment                               3,908               2,668              13,756
                                                                     --------            --------            --------
Net cash provided by (used in) investing activities                  $(44,787)           $ 22,868            $(23,152)
                                                                     ========            ========            ========

During Fiscal 2001, 2000, and 1999, the Company invested significant amounts of cash in property, plant, and equipment to expand its existing business. Included in Fiscal 2001 are expenditures for a new fabrication facility in the Tactical Vehicle Systems segment, equipment and leasehold improvements related to a new facility in Georgia for the Airline Products segment, and expenditures related to a new facility in Dallas for the Power Products segment. Also included in Fiscal 2001, 2000, and 1999 were $2.1 million, $5.2 million, and $3.0 million, respectively for expenditures related to the Company's new enterprise resource planning software and capitalizable implementation cost.

During Fiscal 2001, the Company received $5.7 million in cash associated with the sale of its John Deere franchise and the final payment related to the sale of its gas compression business in the prior year, both in the Power Products segment. During Fiscal 2000, the Company received $55 million in cash associated with the divestiture of its gas compression equipment leasing business.
Proceeds from sale of business assets in Fiscal 1999 totaled $8 million and consisted of sale of investments in (1) GFI Control Systems, Inc., a gaseous fuel injection joint venture located in Ontario, Canada ($4 million);
(2) Syracuse Orange Partners, L.P., a cogeneration facility located in Syracuse, New York ($3 million); and (3) a facility in North Dakota ($1 million).

In Fiscal 2001, the Company's Tactical Vehicle segment acquired Extended Reach Logistics, Inc., an e-commerce business for $1.2 million in cash plus additional potential performance payments. Acquisitions of businesses in Fiscal 1999 consisted of the purchase of Thermo King of Northern California for approximately $6 million.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                  Fiscal               Fiscal                Fiscal
                                                                 2001                 2000                  1999
--------------------------------------------------------------------------------------------------------------------
Additions to long-term borrowings                             $     --              $ 29,238              $ 16,500
Payments on long-term borrowings                               (21,005)              (29,233)              (82,093)
Net short-term borrowings (payments)                            (9,498)              (12,517)                7,792
Dividends paid                                                  (9,610)               (9,521)               (9,517)
Proceeds from exercise of stock options                          5,851                   603                   (97)
                                                              --------              --------              --------
Net cash used in financing activities                         $(34,262)             $(21,430)             $(67,415)
                                                              ========              ========              ========


During Fiscal 2001, the Company paid down $21 million of long-term borrowings of which $20 million related to senior notes from a private placement in prior fiscal periods. In Fiscal 2001, $9 million of short-term debt was also paid down all of which was related to a financing arrangement for equipment inventory. Payment of cash dividends on common stock totaled approximately $9.6 million during Fiscal 2001, 2000, and 1999. There have been no changes in the dividends per share during these years. The Company uses funds from operations, along with borrowings, as necessary, to pay dividends. Proceeds from exercise of stock options at Fiscal 2001 increased due to generally higher stock prices which resulted in a level of greater stock option exercise.

During Fiscal 2001, the Company sold its interest in a partnership in which the Company was a limited partner. This partnership was no longer consolidated as of the end of Fiscal 2001. As of January 31, 2001, the Company's long-term debt included approximately $9 million of non-recourse debt associated with this partner.

CRITICAL ACCOUNTING POLICIES

The Company believes the following accounting policies represent those which have the most impact on the significant judgments and estimates used in the preparation of its consolidated financial statements.

Generally, revenue is recognized when contract terms are met, collectibility is reasonably assured and a product is shipped or accepted by the customer, except for certain equipment contracts, where revenue is recognized using the percentage-of-completion method as required by Generally Accepted Accounting Principles. The revenues of the Tactical Vehicle Systems segment are generally recognized under the units-of-production method, whereby sales and cost of the units produced under the Family of Medium Tactical Vehicle ("FMTV") contracts are recognized as units are accepted by the U.S. Government. Cost of sales for units accepted are based on actual unit cost. . Changes in estimates for revenues, costs, and profits are recognized in the period in which they are reasonably determinable using the cumulative catch-up method of accounting applied on an annual basis. In certain cases, the estimated revenue values include amounts expected to be realized from contract adjustments when recovery of such amounts is probable. Any anticipated losses on contracts are charged in full to operations in the period in which they are reasonably determinable.

From time to time, the Company assesses the valuation of its long-lived assets for impairment. In so doing, it utilizes operating plans, budgets, and forecasts and recognizes impairments when expected future cash flows associated with these assets is less than book value.

The Company extends credit and credit enhancements to customers and other parties in the normal course of business and management regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. Management makes judgments regarding the parties' ability to make required payments, economic events, and other factors.

Inventories are generally stated at the lower of cost (using LIFO) or market (determined on the basis of estimated realizable values), less related customer deposits. Work in process costs include material, labor, and overhead. The aggregate carrying values of these inventories are not in excess of their fair values.

The Company maintains insurance coverage for various aspects of its business and operations and retains a portion of losses that occur through the use of deductibles and retentions under self-insurance programs. Management regularly reviews estimates of reported and unreported claims and makes judgments as the level of losses to provide for through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required.

Deferred tax assets and liabilities are recognized for differences between the book basis and tax basis of the net assets of the Company. In providing for deferred taxes, management considers current tax regulations, estimates of future taxable income, and available tax planning strategies.

As revenue is recorded, expected warranty and performance guarantee costs are accrued, based on both historical experience and contract terms. Should actual product failure rates or repair costs differ from the Company's current estimates, revisions to the estimated warranty liability would be required.

The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions" which requires that amounts recognized in the financial statements be determined on an actuarial basis. A significant element in determining the Company's pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets and the discount rate for calculating future liability. The assumed long-term rate of return on assets is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense.

ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Both statements are effective for the Company's Fiscal 2002, which begins on February 1, 2002. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other identifiable intangible assets will continue to be amortized over their useful lives.

The Company expects that it will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of Fiscal 2002. During Fiscal 2001, the Company amortized approximately $0.7 million of goodwill. Such amortization expense will cease beginning with the first quarter of the Company's Fiscal 2002.

The Company expects to complete its impairment testing on remaining goodwill during the first quarter of Fiscal 2002 and expects to recognize an impairment of approximately $4 to $5 million as a result of this testing, subject to continuing analysis. This charge will be recorded as a cumulative effect of a change in accounting principle and is primarily related to the goodwill associated with the Airline Products segment.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is intended to establish one accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues of SFAS No. 121. The Company has adopted SFAS
144. Accordingly, the Company reported discontinued operations in connection with the announced intended sale of certain businesses associated with the Petroleum Equipment segment.

In September 2000, the Emerging Issues Task Force ("EITF") released abstract No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 requires that shipping and handling costs billed to customers be recorded as sales. Accordingly, the Company has restated its quarterly and annual sales and cost of sales for Fiscal 2001 and 2000 and annual sales and cost of sales for 1999, 1998, and 1997 versus that which was originally reported.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and hedging activities. Effective February 1, 2001, the Company adopted SFAS No.
133. The adoption of SFAS No. 133 did not have a material effect on the Company's results of operations or financial position.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

CAUTIONARY STATEMENTS

Certain of the statements contained in this document, including those made under the captions "Business," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Other than statements of historical fact included herein, all statements herein, including in particular, but not limited to, statements regarding potential future products and markets, our future financial position or results of operations, business strategy, other plans, and objectives for future operations, relating to trends, expressing our belief, referring to expectations, referring to backlogs as to future product deliveries, relating to long-term contracts in progress or using the verbs "should," "could," "may," and verbs of similar import and prospective focus, are forward-looking statements. We can give no assurance that any forward-looking statement of ours will prove to have been correct and such statements are not guarantees of future performance. They involve certain risks, uncertainties, and assumptions that are difficult to predict, and actual outcomes and results may differ materially from what is expressed or forecasted or implied in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Specific important factors that could cause actual results, performance, or achievements to differ materially from our forward-looking statements, and that otherwise may affect our operations, are identified below. All written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by such factors.

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

   o RISKS OF GENERAL ECONOMIC CONDITIONS. Our commercial operations are cyclical and dependent for success on the general economic well-being of the United States and certain other world markets. A general economic downturn could adversely affect demand for our products and services. Although the economy of the United States experienced one of its longest periods of growth in recent years, the continued strength of the United States economy cannot be assured. Notwithstanding that period of growth, in 2001 there was a marked period of economic slowdown. Even though some recent data is encouraging about the U.S. economy, there are still some signs that we are in a period of a world economic slowdown. If the United States or world economies fail to recover or decline, the demand for, and price of, our products and services could be adversely affected, thus adversely affecting our revenues and income. Further, other general market conditions such as increased inflation and higher interest rates could also adversely impact our revenues and results of operations. In our forward-looking statements we have assumed that a worldwide recession or material downturn in the United States economy, to the extent they may exist at present, will not continue or worsen and that we are not entering a new and significant down-cycle in our markets or a period of significantly increasing inflation and interest rates.

   o RISKS OF OIL AND GAS INDUSTRY ECONOMIC CONDITIONS. Our Petroleum Equipment segment, as well as certain aspects of our Power Products and Distributed Energy Solutions segments, are closely tied to the oil and gas industry in general and, in particular, to capital expenditures by oil and gas companies and companies providing services and manufactured products to the oil and gas industry. Capital expenditures by oil and gas companies have tended in the past to follow trends in the price of oil and natural gas, which have fluctuated widely in recent years and which were somewhat depressed (particularly for natural gas) in Fiscal 2001. A sustained period of substantially reduced capital expenditures by oil and gas companies and oil and gas service and manufacturing companies, as we have experienced in the most recent year and also in some other recent years, will likely lead to a drop in demand for products and services in our Petroleum Equipment segment as well as in our Distributed Energy Solutions and Power Products segments, which also provide products and services used in connection with the exploration for and production of oil and gas. Any such drop will have an adverse effect on our results of operations and cash flow during the affected period, as it did during Fiscal 2001. There are some recent modest signs of recovery in the oil and gas industry, and we have assumed in our forward-looking statements that economic conditions in such industry will stabilize at least at present levels or improve and that capital expenditures in the industry will not continue to be unduly restrained in future periods.

   o RISKS OF AIRLINE INDUSTRY ECONOMIC CONDITIONS. Our Airline Products segment is highly dependent upon the economic well-being of the airline industry and was adversely affected in 2001 by serious difficulties in that industry, including difficulties arising following the terrorist attacks on the U.S. in September, 2001. Capital and other general expenditures by airline companies are the principal source for demand for the products of our Airline Products segment. Should there be a sustained period of substantially reduced capital expenditures by airline companies and other companies that cater to the airline industry, the demand for our products in our Airline Products segment will drop and there will likely be an adverse effect on our results of operations and cash flow during the affected period, as there was in 2001. In our forward-looking statements we continue to be cautious as to the recovery of economic conditions in the airline and related industries and do not anticipate quick and/or complete recovery.

   o RISKS AS TO TERRORIST ATTACKS ON THE U.S. AND THEIR IMPACT ON THE U.S. Economy. While we are not yet able to evaluate fully the ongoing impacts of the recent terrorist attacks on the U.S. (which appear to have coincided with or contributed to a general downturn in the U.S. economy), or the threat of further such incidents, such circumstances may continue to adversely affect our business in ways that we cannot yet identify. However, both the past attacks and threats of future ones may adversely affect the demand for our products and services generally in addition to their specific impact on our segments that serve the oil and gas and airline industries. Our forward-looking statements at present assume no further material impacts of such circumstances on the U.S. or further deterioration on our affected business.

   o RISKS RELATING TO PERSONNEL. Labor shortages and our inability to recruit and retain key employees and workers could limit our operations and increase our labor costs and, in turn, adversely affect our results of operations. Our manufacturing and service operations are substantially dependent upon our ability to recruit and retain key managers and qualified machinists, mechanics, factory workers, and other laborers. While there are some signs that the U.S. and world economies are strengthening and labor markets improving, there continued to be a strong labor market in the U.S. in general even during the slower periods of 2001. A strong labor market can adversely impact us by limiting our manufacturing capacity or resulting in significantly increased wages and other benefits to attract additional key employees and workers. We have assumed in our forward-looking statements that we will continue to be able to recruit and retain necessary personnel at overall costs that are comparable with our ability to produce revenues.

   o RISKS OF DEPENDENCE ON GOVERNMENT. Because the U.S. government is one of our key customers, decreased government spending or termination of significant government programs could adversely affect our business. Our Tactical Vehicle Systems segment depends largely on U.S. Government expenditures. In recent years, government contracts in such segment have accounted for substantial percentages of our annual revenues and operating income. We are currently in production year four of our second multi-year contract with the U.S. Department of the Army ("U.S. Army") for production of the Family of Medium Tactical Vehicles ("FMTV"). The U.S. Army exercised an option to award a fifth program year to the current contract, which begins in October 2002 and is expected to be completed by September 2003. The U.S. Army holds an additional option to award a sixth program year that, if exercised by the U.S. Army, could extend production of the FMTV through September 2004. The funding of the new FMTV contract is subject to the inherent uncertainties of Congressional appropriations. As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the FMTV contract must be funded annually by the U.S. Department of the Army and may be terminated at any time for the convenience of the government. As of January 31, 2002, funding in the amount of approximately $1.5 billion for the FMTV contract had been authorized and appropriated by the U.S. Congress. If the FMTV contract is terminated, other than for our default (in which event there could be serious adverse consequences and claims against us), the contract includes a provision under which we will be reimbursed for certain allowable costs but not necessarily for all costs. As our current contract with the U.S. Army for production of the FMTV is nearing completion, it will be necessary for us to secure additional contracts for us to have continued success in this segment. We have been awarded a contract under the first phase of the competitive bid process for the next multi-year contract for production of the FMTV and are currently competing for the final award. The U.S. Army is scheduled to make its decision as to the final award of the next multi-year contract during our first quarter of Fiscal 2003. The U.S. Army will determine the award by a competitive bid process, and there can be no assurance that we will be successful in such regard or that our competitor will not be more successful than we will be in this or coming bids and awards for tactical vehicles. Even if we do receive the award, there can be no assurance that operating margins will be at the same level as the existing FMTV contract. Moreover, there can be no assurance as to whether future governmental spending will adequately support our business in this area, and substantial decreases in government spending, the loss of the U.S. government as a customer or the cancellation of key significant government programs could materially and adversely affect our operations. Even if government spending in general continues at current levels, we are not assured that we can compete effectively as to the receipt of specific government orders and contract awards or as to the timing thereof. In our forward-looking statements, we have assumed that we will continue to have satisfactory benefits from our government contracting business.

   o INHERENT RISKS OF GOVERNMENT CONTRACTS. Government contracts present us with numerous special risks that are inherent in their nature and that could adversely affect our operations. Government contracts are often relatively large in our business. Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. Whether we are able to obtain ultimate profitability on military contracts that we may receive often depends on the eventual outcome of an equitable settlement of contractual issues with the U.S. Government, and, due to uncertainties inherent in the estimation and claim negotiation process, no assurances can be given that our estimates of ultimate profitability will be accurate. Moreover, estimates as to percentage-of-completion accounting on large government contracts can prove to have been incorrect. Variances between actual results and such estimates could be material. Furthermore, there are inherent risks in projecting actual costs on multi-year government contracts because of unforeseen factors, including price and wage inflation and supply shortages. Our government contracting operations are subject to U.S. Government investigations of business practices and cost classifications and legal and administrative proceedings can flow from our practices. Under certain circumstances a contractor can be fined as well as suspended or debarred from government contracting. Suspension or debarment could prevent us from selling equipment or services to customers that depend on loans or financial commitments from other U.S. Government agencies such as the Export Import Bank and the Overseas Private Investment Corporation. In such events we might otherwise not be able to receive the benefits of federal assistance payments during a suspension or debarment. In our forward-looking statements, we have assumed our reasonable management of risks inherent in our government contracting business.

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

   o RISKS OF PRODUCT DEFECTS. Our customers often require demanding specifications for product performance and reliability. Because many of our products are complex and often use state-of-the-art components, processes, and techniques, undetected errors and design flaws may occur. Product defects result in higher product service and warranty and replacement costs and may cause damage to our customer relationships and industry reputation, all of which may negatively impact our results of operations. We have assumed in our forward-looking statements that we will not in the future incur material difficulties with respect to product defects and warranty claims.

   o RISKS AS TO FOREIGN SALES AND GLOBAL TRADE MATTERS. Foreign sales are subject to special risks inherent in doing business outside of the U.S., including the risk of war, terrorist activities, civil disturbances, embargoes, and government activities, all of which may disrupt markets. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales in certain foreign countries require prior U.S. Government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales. Moreover, changes in global trade policies in our markets could impact our operations in these markets. Recent events concerning the adoption by the U.S. of certain tariffs on foreign imported steel and other products could cause other countries to retaliate and other disruptions in global trade policies. We have assumed in connection with our forward-looking statements that there will be no material changes in global trading policies, such as embargoes, new and large tariffs, or other tax assessments and the like or other new and material restrictions on trade, that apply in particular to our businesses.

   o RISKS AS TO COST CONTROLS. As a manufacturing and service company operating within "tight" margins and with substantial facilities and inventories and a large workforce, our operations have been, and can be, adversely affected by our inability to control costs and to accurately estimate and plan our costs on an exacting basis. As a manufacturing and service company it is particularly important for us to estimate and control our costs and expenses, and we continuously endeavor to implement cost identification, estimation, and savings measures in our operations. Our forward-looking statements assume that we will be able to contain our costs and expense increases at reasonable levels consistent with expected revenues.

   o RISKS AS TO INFORMATION TECHNOLOGY. We have recently added, at substantial costs, new information processing systems designed to assist us in cost controls, reporting, and other operations areas. We anticipate the need to make additional expenditures to increase the efficiency and usefulness of such systems and have not yet enjoyed the full benefits of implementation of such systems. Accordingly, we are at risk as to further costs and implementation problems on our relatively new information technology systems that could adversely affect our results of operations. We have assumed in our forward-looking statements that we will control the costs of such systems in line with our expectations for such systems and that we will successfully implement them.

   o RISKS AS TO ACQUISITIONS. Our success is dependent upon the integration of newly acquired businesses with our existing businesses. Our forward-looking statements assume the successful integration of acquired businesses and their future contribution to our operations even though integration of acquisitions requires constant effort, including attention to personnel and cost issues, and there can be no assurance as to the ultimate success of our integration efforts.

   o RISKS AS TO CURRENCY FLUCTUATIONS. A material change in currency exchange rates in our markets could affect our future results as well as affect the carrying values of certain of our assets. World currencies have been subject to much volatility in recent years. The U.S. dollar has been strong against most currencies over the past year. Our forward-looking statements assume no material impact from future changes in currency exchange rates.

   o RISKS AS TO ENVIRONMENTAL AND SAFETY MATTERS. Our operations and products, and the use thereof, are regulated under a number of federal, state, local, and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage, and disposal of hazardous materials. Compliance with these environmental laws is a major consideration in the manufacturing of our products and in their servicing and distribution, as we use and generate hazardous substances and wastes in our manufacturing operations, and we may be subject to material financial liability for any investigation and clean-up of such hazardous materials. In addition, many of our current and former properties are or have been used for industrial purposes. Accordingly, we also may be subject to financial liabilities relating to the investigation and remediation of hazardous materials resulting from the action of previous owners or operators of industrial facilities on those sites. Liability in many instances may be imposed on us regardless of the legality of the original actions relating to hazardous or toxic substances or whether or not we knew of, or were responsible for, the presence of those substances. We are also subject to various federal, state, local, and foreign laws and regulations relating to safety and health conditions in our manufacturing facilities and with respect to our products and the use thereof and our service operations. Those laws and regulations may also subject us to material financial penalties or liabilities for any noncompliance, as well as potential business disruption if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any violation of those laws and regulations. Any financial liability or business disruption from environmental or health and safety issues could have a material adverse effect on our financial condition and results of operations. Our forward-looking statements assume no material adverse impact from environmental and safety issues.

   o RISKS AS TO DISTRIBUTORSHIPS. Our Power Products and Distributed Energy Solutions segments are, in particular, dependent upon a number of distribution agreements with third-party manufacturers. All of our distribution agreements either have expiration dates or are terminable upon certain notifications. Even those with expiration dates are also terminable based on other factors, including changes in our control or in our principal management. While our principal distribution agreements have been renewed on a regular basis in the past, there can be no assurance that any particular distribution agreement will be renewed in the future or that, on the whole, our principal distribution agreements will continue to be renewed. The termination of, or a failure to renew, key distribution agreements could have a material adverse impact on our operations. We have assumed in our forward-looking statements that our principal distribution agreements will not be terminated and/or will be renewed as they come up for renewal.

   o CREDIT RISKS. We believe that our allowance for bad debts at January 31, 2002, is adequate in light of known circumstances. However, we cannot give assurance that additional amounts of uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. Many of our customers have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry and the industries we have served in recent periods. We have in the past incurred write-offs in our accounts receivable due to customer credit problems. We have also found it necessary to extend trade credit and credit enhancements to long-term customers and others from time to time where some risks of nonpayment or late payment exist. Substantial unanticipated credit issues can adversely affect our results of operations. We have assumed in our forward-looking statements that our current reserves and allowances will be sufficient to avoid future material impacts on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Stewart & Stevenson's market risk results from volatility in interest rates and foreign currency exchange rates. This risk is monitored and managed.

Stewart & Stevenson's exposure to interest rate risk relates primarily to its debt portfolio. To limit interest rate risk on borrowings, the Company targets a portfolio within certain parameters for fixed and floating rate loans taking into consideration the interest rate environment and the Company's forecasted cash flow. This policy limits exposure to rising interest rates and allows the Company to benefit during periods of falling interest rates. The Company's interest rate exposure is generally limited to its short-term uncommitted bank credit facilities and its unsecured revolving credit notes. See "Liquidity and Capital Resources" in Item 7 above.

The table below provides information about the Company's market sensitive financial instruments and constitutes a forward-looking statement.

                                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                   (IN THOUSANDS, EXCEPT INTEREST RATE DATA)

                                                              Fiscal Years Ending January 31,
                               ---------------------------------------------------------------------------------------
                                  2002           2003          2004          2005           2006       Thereafter
                               ---------------------------------------------------------------------------------------
Fixed Rate
  Long-term Debt               $    --         $30,000         $    --         $    --         $25,000         $    --

Average Interest Rate               --            7.29%             --              --            7.38%             --

Floating Rate
  Long-term Debt               $   250         $   250         $   250         $   250         $   250         $   600
                               ---------------------------------------------------------------------------------------
Total                          $   250         $30,250         $   250         $   250         $25,250         $   600
                               =======================================================================================


The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Generally, the Company's contracts provide for payment in U.S. Dollars and the Company does not maintain significant foreign currency cash balances. Foreign subsidiaries have in-country working capital loans, which limit the exposure to foreign currency exchange rate fluctuations. Certain suppliers bill in foreign currencies. The Company may enter into forward contracts to hedge these specific commitments and anticipated transactions but not for speculative or trading purposes. The following table lists the foreign currency forward contracts outstanding at the close of Fiscal 2001. These contracts settle periodically through September 2002.

                            CONTRACT AMOUNT BY EXPECTED MATURITY
                          (IN THOUSANDS, EXCEPT EXHANGE RATE DATA)
                                                                            Fiscal Year Ending
                                                                             January 31, 2002
                                                                           -------------------
Foreign contracts to Purchase Foreign Currencies for U.S. Dollars

   Euro                                                                        $     1,193
   Average Contractual Exchange Rate                                                0.9047

   German Mark                                                                 $       602
   Average Contractual Exchange Rate                                                2.1440


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Stewart & Stevenson Services, Inc.

We have audited the accompanying consolidated statements of financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of earnings, shareholders' equity, comprehensive income, and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP
March 27, 2002
Houston, Texas

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                                                Fiscal                  Fiscal
                                                                                  2001                    2000
-------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
     Cash and cash equivalents                                                  $  81,438              $ 110,174
     Accounts and notes receivable, net                                           166,123                156,787
     Recoverable costs and accrued profits not yet billed                              --                 11,829
     Inventories                                                                  230,300                210,712
     Excess of current cost over LIFO values                                      (42,132)               (48,305)
     Income tax receivable                                                         13,262                  5,586
     Deferred income tax asset                                                     16,488                 10,428
     Other current assets                                                           3,753                  1,348
     Total assets of discontinued operations                                       40,693                 57,130
                                                                                ---------              ---------
          Total Current Assets                                                    509,925                515,689
Property, Plant and Equipment, net                                                119,657                103,220
Deferred Income Tax Asset                                                           3,237                    840
Investments and Other Assets                                                       16,236                 19,113
                                                                                ---------              ---------
     Total Assets                                                               $ 649,055              $ 638,862
                                                                                =========              =========

Liabilities and Shareholders' Equity
Current Liabilities
     Notes payable                                                              $   3,114              $  12,611
     Accounts payable                                                              71,270                 60,354
     Accrued payrolls and incentives                                               19,402                 20,024
     Income tax payable                                                             1,394                  1,962
     Current portion of long-term debt                                                250                 20,437
     Billings in excess of incurred costs                                          39,874                 30,638
     Other current liabilities                                                     21,577                 33,870
     Total liabilities of discontinued operations                                   8,078                  8,548
                                                                                ---------              ---------
          Total Current Liabilities                                               164,959                188,444
Commitments and Contingencies (See Note 7)
Long-Term Debt                                                                     56,600                 66,327
Accrued Postretirement Benefits and Pension                                        32,281                 18,879
Other Long-Term Liabilities                                                         3,984                  4,628
                                                                                ---------              ---------
     Total Liabilities                                                            257,824                278,278
                                                                                ---------              ---------

Shareholders' Equity
Common Stock, without par value, 100,000,000
shares authorized; 28,444,281 and 28,067,566
shares issued at January 31, 2002 and 2001, respectively                           54,176                 48,325
Accumulated Other Comprehensive Loss                                               (8,746)                  (929)
Retained Earnings                                                                 345,801                313,188
                                                                                ---------              ---------
          Total Shareholders' Equity                                              391,231                360,584
                                                                                ---------              ---------
               Total Liabilities & Shareholders' Equity                         $ 649,055              $ 638,862
                                                                                =========              =========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                          Fiscal 2001       Fiscal 2000       Fiscal 1999
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                                          $ 1,329,510       $ 1,111,050       $   861,264
Cost of sales                                                                    1,150,792           939,592           738,498
                                                                               -----------       -----------       -----------
Gross profit                                                                       178,718           171,458           122,766
                                                                               -----------       -----------       -----------
Recovery of costs incurred, net (See Footnote 3)                                   (39,000)               --                --
Selling and administrative expenses                                                148,757           120,482           100,680
Interest expense                                                                     5,400             8,108             9,042
Interest and investment income                                                      (3,415)           (7,993)           (1,083)
Other (income) expense, net                                                         (3,472)           (4,755)           (6,214)
                                                                               -----------       -----------       -----------
                                                                                   108,270           115,842           102,425
                                                                               -----------       -----------       -----------
Earnings from continuing operations before income taxes                             70,448            55,616            20,341
Income tax expense                                                                  25,104            20,459             7,287
                                                                               -----------       -----------       -----------
Net earnings from continuing operations of consolidated companies                   45,344            35,157            13,054
Equity in net earnings of unconsolidated affiliates                                     --                --               142
Gain on sale of investment, net of tax of $847                                          --                --             2,746
                                                                               -----------       -----------       -----------
Net earnings from continuing operations                                             45,344            35,157            15,942
Earnings (loss) from discontinued operations, net
      of taxes of  $(1,166), $(105), and $1,355                                     (2,493)             (368)            1,509
Gain (loss) on disposal of discontinued operations, net of taxes
       of $(372), $331, and $4,112                                                    (628)              565             6,879
                                                                               -----------       -----------       -----------
Net earnings                                                                   $    42,223       $    35,354       $    24,330
                                                                               ===========       ===========       ===========

Weighted average shares outstanding
    Basic                                                                           28,325            28,026            27,989
    Diluted                                                                         28,865            28,373            28,042

Earnings (loss) per share:

Basic
Continuing operations                                                          $      1.60       $      1.25       $      0.57
Earnings (loss) from discontinued operations, net                                    (0.09)            (0.01)             0.05
Gain (loss) on disposal of discontinued operations, net                              (0.02)             0.02              0.25
                                                                               -----------       -----------       -----------
Net earnings per share                                                         $      1.49       $      1.26       $      0.87
                                                                               ===========       ===========       ===========

Diluted
Continuing operations                                                          $      1.57       $      1.24       $      0.57
Earnings (loss) from discontinued operations, net                                    (0.09)            (0.01)             0.05
Gain (loss) on disposal of discontinued operations, net                              (0.02)             0.02              0.25
                                                                               -----------       -----------       -----------
Net earnings per share                                                         $      1.46       $      1.25       $      0.87
                                                                               ===========       ===========       ===========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



-----------------------------------------------------------------------------------------------------------------------------
 (IN THOUSANDS)                                                                                 Accumulated
                                                                                                   Other
                                                 Shares          Common         Retained       Comprehensive
                                              Outstanding        Stock          Earnings            Loss             Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of Fiscal 1998                     27,984       $  47,819        $ 272,544        $      (5)       $ 320,358
Net earnings                                          --              --           24,330               --           24,330
Cash dividends                                        --              --           (9,517)              --           (9,517)
Other comprehensive loss                              --              --               --             (626)            (626)
Repurchase and cancellation of shares                  8             (97)              --               --              (97)
                                               ---------       ---------        ---------        ---------        ---------
Balance at end of Fiscal 1999                     27,992       $  47,722        $ 287,357        $    (631)       $ 334,448
Net earnings                                          --              --           35,354               --           35,354
Cash dividends                                        --              --           (9,523)              --           (9,523)
Other comprehensive loss                              --              --               --             (298)            (298)
Exercise of stock options                             76             603               --               --              603
                                               ---------       ---------        ---------        ---------        ---------
Balance at end of Fiscal 2000                     28,068       $  48,325        $ 313,188        $    (929)       $ 360,584
Net earnings                                          --              --           42,223               --           42,223
Cash dividends                                        --              --           (9,610)              --           (9,610)
Other comprehensive loss                              --              --               --           (7,817)          (7,817)
Exercise of stock options                            376           5,851               --               --            5,851
                                               ---------       ---------        ---------        ---------        ---------
Balance at end of Fiscal 2001                     28,444       $  54,176        $ 345,801        $  (8,746)       $ 391,231
                                               =========       =========        =========        =========        =========



STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

--------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                   Fiscal               Fiscal              Fiscal
                                                                  2001                 2000                1999
--------------------------------------------------------------------------------------------------------------------
Net earnings                                                    $ 42,223             $ 35,354             $ 24,330

Change in additional minimum pension
liability, net of tax of $(4,251)                                 (7,679)                  --                   --

Unrealized loss on forward contracts, net of
 tax of $(149)                                                      (271)                  --                   --

Currency translation gain (loss)                                     133                 (298)                (626)
                                                                --------             --------             --------

Comprehensive income                                            $ 34,406             $ 35,056             $ 23,704
                                                                ========             ========             ========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                            Fiscal         Fiscal         Fiscal
                                                                                           2001           2000           1999
--------------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net earnings from continuing operations                                               $  45,344      $  35,157      $  15,942
  Adjustments to reconcile net earnings from continuing
    operations to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                         22,275         20,790         21,834
     Gain on sale of business assets                                                         (528)        (5,649)        (5,804)
     Deferred taxes                                                                        (4,058)        (3,160)           (34)
     Change in operating assets and liabilities net of the effect of acquisition, acquisition, divestiture, and discontinued operations:
         Accounts and notes receivable, net                                               (11,876)        79,274        (76,599)
         Recoverable costs and accrued profits not yet billed                              11,829         (3,678)        90,946
         Inventories                                                                      (25,233)       (13,787)         8,909
         Other current and noncurrent assets                                              (12,759)        21,082         18,033
         Accounts payable                                                                  10,916        (25,380)        10,709
         Accrued payrolls and incentives                                                     (622)         2,610          1,238
         Billings in excess of incurred costs                                               9,236         30,638           (224)
         Other current liabilities                                                        (10,492)       (32,233)       (13,040)
         Accrued postretirement benefits & pension                                          5,452          3,249          2,611
         Other long-term liabilities                                                       (2,018)          (859)         2,821
                                                                                        ---------      ---------      ---------
  NET CASH PROVIDED BY CONTINUING OPERATIONS                                               37,466        108,054         77,342
  NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                   12,847        (11,029)        12,151
                                                                                        ---------      ---------      ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                50,313         97,025         89,493
                                                                                        ---------      ---------      ---------

Investing Activities
  Expenditures for property, plant and equipment                                          (53,207)       (35,021)       (39,379)
  Acquisition of business (See Note 15)                                                    (1,225)            --         (5,832)
  Proceeds from sale of business assets (See Note 15)                                       5,737         55,221          8,303
  Disposal of property, plant and equipment                                                 3,908          2,668         13,756
                                                                                        ---------      ---------      ---------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   (44,787)        22,868        (23,152)
                                                                                        ---------      ---------      ---------

Financing Activities
  Additions to long-term borrowings                                                            --         29,238         16,500
  Payments on long-term borrowings                                                        (21,005)       (29,233)       (82,093)
  Change in short-term notes payable                                                       (9,498)       (12,517)         7,792
  Dividends paid                                                                           (9,610)        (9,521)        (9,517)
  Exercise of stock options                                                                 5,851            603            (97)
                                                                                        ---------      ---------      ---------
    NET CASH USED IN FINANCING ACTIVITIES                                                 (34,262)       (21,430)       (67,415)
                                                                                        ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents                                          (28,736)        98,463         (1,074)
Cash and cash equivalents, beginning of fiscal year                                       110,174         11,711         12,785
                                                                                        ---------      ---------      ---------
Cash and cash equivalents, end of fiscal year                                           $  81,438      $ 110,174      $  11,711
                                                                                        =========      =========      =========

CASH PAID FOR:
Interest                                                                                $   8,267      $   8,157      $  10,915
Taxes (excluding refunds)                                                                  33,246         17,323          3,494



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

FISCAL YEAR: The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 2001" commenced on February 1, 2001 and ended on January 31, 2002. The Company reports results on the Fiscal Quarter method with each quarter comprising approximately 13 weeks.

USE OF ESTIMATES AND ASSUMPTIONS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ. Significant estimates have been made by management with respect to (1) future obligations associated with warranties and guarantees, (2) the outcome of ongoing governmental investigations and outstanding litigation, (3) losses related to uncollectible receivables, (4) inventory carrying values, (5) actuarial assumptions related to pensions, and (6) revenues recognized and costs incurred on long-term contracts.

CONSOLIDATION: The consolidated financial statements include the accounts of Stewart & Stevenson Services, Inc. and all enterprises in which the company has a controlling interest. Investments in other partially-owned enterprises in which ownership ranges from more than 20 percent to 50 percent or less are generally accounted for using the equity method. All intercompany accounts and transactions have been eliminated.

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

INVENTORIES: Inventories are generally stated at the lower of cost (using LIFO) or market (determined on the basis of estimated realizable values), less related customer deposits. Work in process costs include material, labor, and overhead. The carrying values of these inventories are not in excess of their fair values.

CONTRACT REVENUES AND COSTS: Generally, revenue is recognized when a product is shipped or accepted by the customer and title has passed, except for certain equipment products, where revenue is recognized using the percentage-of-completion method. The revenues of the Tactical Vehicle Systems segment are generally recognized under the units-of-production method, whereby sales and cost of the units produced under the Family of Medium Tactical Vehicle ("FMTV") contracts are recognized as units are accepted by the U.S. Government. Cost of sales for units accepted are based on actual unit cost. Changes in estimates for revenues, costs, and profits are recognized in the period in which they are determinable using the cumulative catch-up method of accounting applied on an annual basis. In certain cases, the estimated revenue values include amounts expected to be realized from contract adjustments when recovery of such amounts are probable. Any anticipated losses on contracts are charged in full to operations in the period in which they are determinable.

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


      Machinery and equipment                       2 - 7 years
      Computer hardware and software                3 - 5 years
      Building and leasehold improvements          10 - 25 years
      Revenue earning assets                        2 - 8 years


INTANGIBLE ASSETS: Intangible assets primarily relate to the price paid for acquired businesses in excess of appraised net asset value and has been amortized on a straight-line basis over the estimated life of fifteen years. As of the end of Fiscal 2001, 2000, and 1999, the Company's Other assets included $12.5 million, $9.7 million, and $8.8 million of unamortized goodwill and $3.9 million, $3.8 million, and $5.7 million of unamortized other intangible assets.

During 2001, the FASB issued SFAS No. 142,"Goodwill and Other Intangible Assets," which discontinues goodwill amortization over its estimated useful life. The valuation of goodwill will be assessed at least annually. See "Recent Accounting Pronouncements" below.

INTERNAL-USE SOFTWARE COSTS: Internal and external costs incurred to develop internal-use computer software are capitalized. The cost of business process reengineering activities and training are expensed as incurred.

FOREIGN EXCHANGE CONTRACTS: The Company occasionally enters into foreign currency forward exchange contracts only as a hedge against certain economic exposures and not for speculative or trading purposes. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. All derivative instruments are recognized as assets or liabilities in the balance sheet and are measured at fair value at the end of each period. Changes in the market value of open hedge positions represent unrealized gains or losses and are recorded to other comprehensive income. To the extent that changes in market values are initially recorded in other comprehensive income, such changes reverse out and are recorded in net income when the underlying transaction occurs. At the close of Fiscal 2001, the Company had approximately $2 million in forward contracts to purchase foreign currencies, the fair value of which was a loss of approximately $400,000. These contracts settle periodically through September 2002. The counterparties to these contracts are major financial institutions, therefore the Company believes the risk of default is minimal. Effective February 1, 2001, the Company adopted SFAS No. 133. This adoption did not have a material effect on the Company's results of operations or financial position.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments consist primarily of cash equivalents, trade receivables, trade payables, and debt instruments. The recorded values of cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values. Generally, the Company's notes receivable and payable have interest rates which are tied to current market rates. The senior notes are recorded at a book value of $55 million, the fair market value of which was $57 million as of January 31, 2002. The Company estimates that the recorded value of all other of its financial instruments approximates market values.

WARRANTY COSTS: As revenue is recorded, expected warranty and performance guarantee costs are accrued, based on both historical experience and contract terms. Should actual product failure rates or repair costs differ from the Company's current estimates, revisions to the estimated warranty liability would be required.

PENSIONS: The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, Employers' Accounting for Pensions which requires that amounts recognized in the financial statements be determined on an actuarial basis. A significant element in determining the Company's pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets and the discount rate for calculating future liability. The assumed long-term rate of return on assets is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense. Adjustments to the minimum pension liability are recorded in other comprehensive income and amortized over the remaining average service life of the Company's workforce.

EARNINGS PER SHARE: Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if all securities or other contracts to issue common stock were exercised or converted into common stock.

RECLASSIFICATIONS: The accompanying consolidated financial statements for prior fiscal years contain certain reclassifications to conform with the presentation used in Fiscal 2001.

RECENT ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Both statements are effective for the Company's Fiscal 2002 which begins on February 1, 2002. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other identifiable intangible assets will continue to be amortized over their useful lives.

The Company expects that it will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of Fiscal 2002. During Fiscal 2001, the Company amortized approximately $0.7 million of goodwill. Such amortization will cease beginning with the first quarter of the Company's Fiscal 2002.

The Company expects to complete its impairment testing on remaining goodwill during the first quarter of Fiscal 2002 and expects to recognize approximately an impairment of $4 to $5 million as a result of this testing, subject to continuing analysis. This charge will be recorded as a cumulative effect of a change in accounting principle principally related to the goodwill in Airline Products.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is intended to establish one accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues of SFAS No. 121. The Company has adopted SFAS No. 144 and as a result has reclassified certain operations as discontinued. See
Note 2 below.

In September 2000, the Emerging Issues Task Force ("EITF") released abstract No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 requires that shipping and handling costs billed to customers be recorded as sales. Accordingly, the Company has restated its quarterly and annual sales and cost of sales for Fiscal 2001 and 2000 and annual sales and cost of sales for 1999, 1998, and 1997 versus that which was originally reported.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and hedging activities. Effective February 1, 2001, the Company adopted SFAS No. 133. The adoption of SFAS No. 133 did not have a material effect on the Company's results of operations or financial position.

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

NOTE 2:  DISCONTINUED OPERATIONS

During the fourth quarter of Fiscal 2001, the Company announced its decision to sell the Petroleum Equipment segment's blowout preventer and controls, valve, and drilling riser businesses. Results of operations have been restated herein to classify the net earnings, assets, and liabilities of these businesses as discontinued operations. Net earnings (loss) of discontinued operations were $(2.5) million, $(0.4) million, and $1.5 million during Fiscal 2001, 2000, and 1999, respectively. Sales from these operations were $45.6 million, $42.2 million, and $57.4 million for Fiscal 2001, 2000, and 1999, respectively. The corporate expenses previously allocated to these discontinued operations are now absorbed by the remaining continuing operations, resulting in a restatement of operating profit by segment.

Significant categories of assets and liabilities from discontinued operations are included in the table below:

                                                             ----------------------------------
            (IN THOUSANDS)                                       Fiscal              Fiscal
                                                                  2001                2000
            -----------------------------------------------------------------------------------
            Receivables, net                                    $ 11,123            $ 15,654

            Inventory, net                                        18,040              28,586

            Property, plant and equipment, net                    12,019              11,545

            Other assets                                            (489)              1,345
                                                                --------            --------

                        Total assets                              40,693              57,130
                                                                --------            --------

            Accounts payable                                       5,097               6,083

            Other liabilities                                      2,981               2,465
                                                                --------            --------

                         Total liabilities                         8,078               8,548
                                                                --------            --------

                         Net assets                             $ 32,615            $ 48,582
                                                                ========            ========


In addition, during the first quarter of Fiscal 2001, the Company recognized an adjustment to a reserve for certain taxes associated with previously disposed businesses, resulting in an after-tax loss of $0.6 million also included in earnings from discontinued operations.

During the fourth quarter of Fiscal 1999, the Company disposed of an investment and certain obligations relating to a power generation facility in Argentina associated with the previously discontinued gas turbine operations resulting in a $7 million gain, net of tax . Accordingly, the gain has been reflected as a gain on disposal of discontinued operations.

NOTE 3:  RECOVERY OF COSTS INCURRED, NET

In Fiscal 1998, the Company filed a claim with the U.S. Government seeking recovery of costs incurred resulting from delays from the original production plan in the first multi-year FMTV contract. The U.S. Army and the Company participated in a voluntary dispute resolution process resulting in a $22.0 million settlement which is included in the first quarter Fiscal 2001 results.

In Fiscal 2000, the Company filed a certified claim with the U.S. Government seeking recovery of costs incurred by the Company resulting from retrofitting all vehicles produced under the first FMTV contract for changes in drive train components. All costs associated with the retrofitting were expensed by the Company as incurred. The U.S. Army and the Company reached resolution through voluntary participation in the Alternative Disputes Resolution process managed by the Armed Services Board of Contract Appeals resulting in an $18.5 million settlement recorded in the third quarter of Fiscal 2001.

During Fiscal 2001, the Company incurred $1.5 million in related expenses associated with the above recoveries. The full amount of these claims was received during Fiscal 2001.

NOTE 4: SEGMENT DATA

The Power Products segment sells and rents various industrial equipment; sells components, replacement parts, accessories, and other materials supplied by independent manufacturers; and provides in-shop and on-site repair services for industrial equipment. The Distributed Energy Solutions Segment was reported separately effective with the fourth quarter of Fiscal 2001 and includes the Company's activities associated with the reciprocating diesel and natural gas engine generator set packaging, turnkey power plant installation operations and maintenance services, and sales of power generation solutions in domestic and certain international markets. The Tactical Vehicle Systems segment assembles and provides sustaining design engineering and service and support for the Family of Medium Tactical Vehicles under contracts with the U.S. Army. The Petroleum Equipment segment manufactures equipment primarily for the well stimulation industries. Its products include coil tubing systems, and acidizing and fracturing systems. The Airline Products segment manufactures internal combustion and electric airline ground support equipment that includes aircraft tow tractors, gate pushback tractors, baggage tow tractors, beltloaders, air start units, and air conditioning units. This segment also manufactures mobile railcar movers, sold under the Rail King(R) trademark and snow blowers, sold under the Snow King(TM) trademark.

The Company recently announced its intention to sell the Petroleum Equipment segment's blowout preventer and controls, valve, and drilling riser business, and as a result these activities have been reclassified for reporting purposes as discontinued operations. See Note 2: Discontinued Operations for further discussion. The corporate expenses previously allocated to these discontinued operations are now absorbed by the remaining continuing operations, resulting in a restatement of operating profit by segment.

The high degree of integration of the Company's operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information. Sales are shown net of intercompany, intersegment, and intrasegment eliminations.

The Company markets its products and services throughout the world and is not dependent upon any single geographic region. The U.S. Government has accounted for $425.3 million, $303.7 million, and $149.0 million of sales in Fiscal 2001, 2000, and 1999, respectively. No other single group or customer represents more than 10% of consolidated sales in any of the last three fiscal years. Export sales from continuing operations, including sales to domestic customers for export, for Fiscal 2001, 2000, and 1999 were $173.2 million, $83.0 million, and $48.3 million, respectively.

During Fiscal 2001, the Company expensed certain items related to restructuring. Specifically, the Company consolidated its Airline Products manufacturing facilities in Marietta, Georgia, combining operations from both Kennesaw, Georgia and Houston, Texas. Also, the Company relocated the manufacture of snow blowers from Colorado to Houston, Texas. In conjunction with these restructurings, the Company recognized expense of $1.1 million in Distributed Energy Solutions, $4.7 million in Airline Products, during Fiscal 2001, and $0.5 million in Petroleum Equipment. As of the end of Fiscal 2001, the Company retained $0.3 million of accruals associated with these restructurings and has spent $5.9 million during Fiscal 2001 which includes employee severance, asset relocation costs, and facility optimization costs. The Company reduced approximately 100 positions as a result.

Financial information relating to industry segments is as follows excluding those operations which have been discontinued. See Note 2.

------------------------------------------------------------------------------------------------------------------------------------
                                                              Operating        Identifiable       Capital        Depreciation and
(IN THOUSANDS)                                Sales         Profit (Loss)         Assets        Expenditures       Amortization
------------------------------------------------------------------------------------------------------------------------------------
Fiscal 2001
Power Products                             $  587,034        $   10,278         $  405,629        $   35,009        $   15,536
Distributed Energy Solutions                  115,728           (12,449)            55,587               822             1,364
Tactical Vehicle Systems                      432,288           103,493             50,112            14,019             3,429
Petroleum Equipment                            90,547             1,648             18,930               257               541
Airline Products                               80,649           (18,395)            45,976             3,052               953
Other Business Activities                      23,264             1,180             32,128                48               452
                                           ----------        ----------         ----------        ----------        ----------
   Total                                   $1,329,510        $   85,755         $  608,362        $   53,207        $   22,275
                                           ==========        ==========         ==========        ==========        ==========

Fiscal 2000
Power Products                             $  566,078        $   16,395         $  419,608        $   21,508        $   13,288
Distributed Energy Solutions                   46,385            (3,839)            27,067             1,002               910
Tactical Vehicle Systems                      304,143            54,258             24,274             5,439             3,732
Petroleum Equipment                            58,092             4,062             27,160               198             1,279
Airline Products                              110,250            (6,643)            47,840               455               905
Other Business Activities                      26,102             3,478             35,783             6,419               676
                                           ----------        ----------         ----------        ----------        ----------
   Total                                   $1,111,050        $   67,711         $  581,732        $   35,021        $   20,790
                                           ==========        ==========         ==========        ==========        ==========

Fiscal 1999
Power Products                             $  540,740        $   15,164         $  310,733        $   17,323        $   13,641
Distributed Energy Solutions                       --                --                 --                --                --
Tactical Vehicle Systems                      150,884            30,195             79,639             4,747             2,879
Petroleum Equipment                            26,864            (1,588)            20,673               309             1,827
Airline Products                              104,915            (3,712)            53,631             1,459               640
Other Business Activities                      37,861            (1,712)           135,706            15,541             2,847
                                           ----------        ----------         ----------        ----------        ----------
   Total                                   $  861,264        $   38,347         $  600,382        $   39,379        $   21,834
                                           ==========        ==========         ==========        ==========        ==========



Operating income in Fiscal 2001 includes $39.0 million in the Tactical Vehicle Systems segment from settlements of claims with the U.S. Government. See Note 3.


A reconciliation of operating profit to earnings from continuing operations before income taxes is as follows:

--------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                             Fiscal             Fiscal             Fiscal
                                                                             2001              2000               1999
--------------------------------------------------------------------------------------------------------------------------
Operating profit                                                          $ 85,755           $ 67,711           $ 38,347
Corporate expenses, net                                                    (13,322)           (11,980)           (10,047)
Non-operating interest income                                                3,415              7,993              1,083
Interest expense                                                            (5,400)            (8,108)            (9,042)
                                                                          --------           --------           --------
Earnings from continuing operations before income taxes                   $ 70,448           $ 55,616           $ 20,341
                                                                          ========           ========           ========


NOTE 5:  CONTRACTS IN PROCESS

Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts in process are classified as current assets. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as current liabilities. Summarized below are the components of the amounts:

----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                                  Fiscal             Fiscal
                                                                                                  2001              2000
----------------------------------------------------------------------------------------------------------------------------
Costs incurred on uncompleted contracts                                                         $     --          $ 13,470
Accrued profits                                                                                       --               565
                                                                                                --------          --------
                                                                                                                    14,035
Less:  Customer progress payments                                                                     --            (2,206)
                                                                                                --------          --------
Recoverable costs and accrued profits not yet billed (recorded as current assets)               $     --          $ 11,829
                                                                                                ========          ========

Costs incurred on uncompleted contracts                                                         $ 31,463          $ 53,522
Less:  Customer progress payments                                                                (71,337)          (84,160)
                                                                                                --------          --------
Billings in excess of incurred costs (recorded as current liabilities)                          $(39,874)         $(30,638)
                                                                                                ========          ========



As of the end of Fiscal 2001, the Company's continuing operations did not include any contracts in process that included billings in excess of incurred cost.

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

NOTE 6:  INVENTORIES

Summarized below are the components of inventories by segment excluding discontinued operations, net of customer deposits:

------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                         Fiscal                Fiscal
                                                                         2001                 2000
------------------------------------------------------------------------------------------------------
Power Products                                                        $ 138,210             $ 151,095
Distributed Energy Solutions                                             48,817                19,410
Petroleum Equipment                                                       6,689                 5,804
Airline Products                                                         28,036                29,007
Tactical Vehicle Systems                                                  5,933                 3,861
Other Business Activities                                                 2,615                 1,535
                                                                      ---------             ---------
                                                                        230,300               210,712
Excess of current cost over LIFO values                                 (42,132)              (48,305)
                                                                      ---------             ---------
  Total Inventories                                                   $ 188,168             $ 162,407
                                                                      =========             =========

The Company's inventory classifications correspond to its reportable segments. The Power Products segment's inventory consists primarily of industrial equipment, equipment under modification, and parts held in the Company's distribution network for resale. As a custom packager of power systems to customer specifications, the Distributed Energy Solutions, Petroleum Equipment, Airline Products, Tactical Vehicle Systems, and Other Business Activities segments' inventory consists of both work-in-process, which includes purchased and manufactured components in various stages of assembly, and on-hand parts and equipment to support service and future sales. LIFO income (expense), classified as cost of sales on the consolidated statements of earnings, was allocated by segment as follows:

-------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                      Fiscal                   Fiscal
                                                                     2001                     2000
-------------------------------------------------------------------------------------------------------
Power Products                                                      $ 6,275                  $  (854)
Distributed Energy Solutions                                         (2,764)                     (45)
Petroleum Equipment                                                     586                      346
Airline Products                                                      1,975                      (50)
Tactical Vehicle Systems                                                 --                       --
Other Business Activities                                               101                      (17)
                                                                    -------                  -------
                                                                    $ 6,173                  $  (620)
                                                                    =======                  =======


NOTE 7:  COMMITMENTS AND CONTINGENCIES

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled approximately $3.1 million at the close of Fiscal 2001.

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

The Company is a defendant in a suit brought under the QUI TAM provision of the False Claims Act, United States of America, ex rel. Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division. The suit seeks penalties and damages in an unspecified amount. The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems. The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000. The case is set for trial December 1, 2003. The Company believes the claims in the suit are without merit and is vigorously defending the suit. It is presently impossible to determine the actual costs that may be incurred to resolve this matter or whether the resolution will have a material adverse effect on the Company's results of operations.

The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury, and warranty matters normally incident to the Company's business. No individual case, or group of cases presenting substantially similar issues of law or fact, are expected to have a material effect on the manner in which the Company conducts its business. Although the Company maintains certain insurance policies and has established reserves that it believes to be adequate in each case, an unforeseen outcome in such cases should not have a material adverse impact on the results of operations in the period it occurs.

The Company has provided certain guarantees in support of its customers' financing of purchases from the Company in the form of debt guarantees. The amount of such guarantees is approximately $4.4 million as of January 31, 2002.

The Company leases certain property and equipment under operating lease arrangements of varying terms whose annual rentals are less than 1% of consolidated sales.

NOTE 8:  GOVERNMENT CONTRACTS

The U.S. government is one of the Company's key customers. As such, decreased government spending or termination of significant government programs could adversely affect its business. The Company's Tactical Vehicle Systems segment depends largely on U.S. government expenditures. In recent years, government contracts in such segment have accounted for substantial percentages of its annual revenues and operating income. The Company is currently in production year four of its second multi-year contract with the U.S. Department of the Army ("U.S. Army") for production of the Family of Medium Tactical Vehicles ("FMTV"). The U.S. Army exercised an option to award a fifth program year to the current contract, which begins in October 2002 and is expected to be completed by September 2003. The U.S. Army holds an additional option to award a sixth program year that, if exercised by the U.S. Army, could extend production of the FMTV through September 2004. The funding of the FMTV contract is subject to the inherent uncertainties of Congressional appropriations. As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the FMTV contract must be funded annually by the U.S. Department of the Army and may be terminated at any time for the convenience of the government. As of January 31, 2002, funding in the amount of approximately $1.5 billion for the new FMTV contract had been authorized and appropriated by the U.S. Congress. If the FMTV contract is terminated, other than for the Company's default (in which event there could be serious adverse consequences and claims against the Company), it provides for termination charges that will reimburse the Company for certain allowable costs but not necessarily for all costs.

As the Company's current contract with the U.S. Army for production of the FMTV is nearing completion, it will be necessary for the Company to secure additional contracts to have continued success in this segment. The Company has been awarded a contract for the first phase of the competitive bid process for the next multi-year contract for production of the FMTV and is currently competing for the final award. The U.S. Army is scheduled to make its decision as to the final award of the next multiyear contract during the first quarter of Fiscal 2003. The U.S. Army will determine the award by a competitive bid process, and there can be no assurance that the Company will be successful in such regard or that its competitor will not be more successful than it will be in this or coming bids and awards for tactical vehicles. Even if the Company does receive the award, there can be no assurance that operating margins will be at the same level as the existing FMTV contract.

Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. The Company's ultimate profitability on such contracts will depend on the eventual outcome of an equitable settlement of contractual issues with the U.S. Government. Due to uncertainties inherent in the estimation and claim negotiation process, no assurances can be given that management's estimates will be accurate, and variances between such estimates and actual results could be material. Continued success in this segment is dependent on securing additional contracts after completion of the current contract for production of the FMTV at acceptable operating margins.

 NOTE 9:  DEBT ARRANGEMENTS

The Company has informal borrowing arrangements with banks which may be withdrawn at the banks' option. Borrowings under these credit arrangements are unsecured, are due within 90 days, and bear interest at varying bid and negotiated rates. No borrowings were outstanding under these arrangements at January 31, 2002 or 2001.

In addition, the Company's international subsidiaries had foreign currency bank loans totaling $3.1 million at January 31, 2002. Notes payable consist of renewable, secured loans for the purpose of financing the Company's South American operations. These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by letters of credit issued by the Company and principally bear market-based variable rates of interest which were approximately 13.4% as of January 31, 2002. The Company uses foreign denominated debt to offset the impact of foreign currency exchange rates on its operations.

Long-term debt, which is generally unsecured, consists of the following:

-----------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                   FISCAL                    Fiscal
                                                                  2001                      2000
-----------------------------------------------------------------------------------------------------
Debt of consolidated limited partnership:
  -Note payable to a bank, principal due 2006                   $     --                  $  8,935
Senior Notes:
  7.03% principal due 2001                                            --                    20,000
  7.29% principal due 2003                                        30,000                    30,000
  7.38% principal due 2006                                        25,000                    25,000
Other                                                              1,850                     2,829
                                                                --------                  --------
                                                                  56,850                    86,764


Less current portion                                                (250)                  (20,437)
                                                                --------                  --------
Long-Term Debt                                                  $ 56,600                  $ 66,327
                                                                ========                  ========

During Fiscal 2001, the Company replaced its revolving credit facility with a new unsecured revolving credit facility which matures on February 20, 2004. No borrowings were outstanding under the new or previous facility at January 31, 2002 or 2001 nor at any point during Fiscal 2001. Under the new revolving credit facility, the Company has commitments of $150 million from banks, subject to increase to $200 million or reduction at the Company's election. The revolving credit facility has a $25 million sub facility which may be used for letters of credit. Approximately $6 million in letters of credit were outstanding at January 31, 2002 leaving $144 million available for the Company's use. A commitment fee ranging from 20 to 50 basis points is paid on the daily average unused balance based on the Company's leverage ratio. Borrowings outstanding will bear interest at several options, including LIBOR plus 75 to 175 basis points based on the Company's leverage ratio, the prime rate, or a competitive bid among the banks. Based on the first option (LIBOR plus 75 to 175 basis points based on the Company's leverage ratio), the borrowing rate would have been approximately 2.6% as of January 31, 2002.

The Company's unsecured long-term notes, which include the revolving credit notes and senior notes, were issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, sales of assets, rentals, and other items. Additional covenants in the revolving credit notes require the Company to maintain a minimum tangible net worth and interest coverage. Since these requirements are calculated from earnings and cash flow, dividends could be restricted indirectly. Dividends at the current level are not restricted as of the date of the financial statements.

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

During Fiscal 2001, the Company sold its interest in a partnership in which the Company was a limited partner. This partnership was no longer consolidated as of the end of Fiscal 2001. As of January 31, 2001, the Company's long-term debt included approximately $9 million of non-recourse debt associated therewith.

The amounts of long-term debt which will become due during the next five years are as follows (in thousands):



                       2002                 $       250
                       2003                      30,250
                       2004                         250
                       2005                         250
                       2006                      25,250
                       Thereafter                   600
                                            -----------
                                            $    56,850
                                            ===========

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

----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                     PENSION BENEFITS           OTHER POST EMPLOYMENT BENEFITS
                                                                   ----------------           ------------------------------
                                                               2001              2000            2001             2000
                                                               ----              ----            ----             ----
---------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                      $  98,469        $  85,802        $  12,278        $   9,920
Service cost                                                     4,494            4,039              821              647
Interest cost                                                    7,271            6,686              905              755
Amendments                                                       1,933               --               --               --
Participant contributions                                           --               --              228              221
Benefits paid                                                   (3,977)          (3,730)            (922)            (798)
Actuarial loss                                                   7,503            5,672            3,523            1,533
                                                             ---------        ---------        ---------        ---------
Benefit obligation at end of year                            $ 115,693        $  98,469        $  16,833        $  12,278
                                                             =========        =========        =========        =========

Change in plan assets
Fair value of plan assets at beginning of year               $  79,887        $  76,476        $      --        $      --
Actual return on plan assets                                    (5,507)           7,659               --               --
Employer contributions                                           5,717              361              694              577
Participant contributions                                           --               --              228              221
Benefits paid                                                   (3,977)          (3,730)            (922)            (798)
Administrative expenses                                             --             (879)              --               --
                                                             ---------        ---------        ---------        ---------
Fair value of plan assets at end of year                     $  76,120        $  79,887        $      --               --
                                                             =========        =========        =========        =========

Reconciliation of funded status
Funded status                                                $ (39,573)       $ (18,582)       $ (16,833)       $ (12,278)
Unrecognized actuarial (gain) or loss                           32,233           11,782            3,298             (225)
Unrecognized prior service cost                                  2,735            1,102             (215)            (678)
                                                             ---------        ---------        ---------        ---------
  Net amount recognized at year-end                          $  (4,605)       $  (5,698)       $ (13,750)       $ (13,181)
                                                             =========        =========        =========        =========

Amounts recognized in the statement
of financial position
Prepaid benefit cost                                         $      --        $      --        $      --        $      --
Accrued benefit liability                                      (18,531)          (6,578)         (13,750)         (13,184)
Intangible assets                                                1,996              808               --               --
Accumulated other comprehensive income                          11,930               72               --               --
                                                             ---------        ---------        ---------        ---------
Net amount recognized at year-end                            $  (4,605)       $  (5,698)       $ (13,750)       $ (13,184)
                                                             =========        =========        =========        =========

------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                PENSION BENEFITS                OTHER POST EMPLOYMENT BENEFITS
                                                              ----------------                ------------------------------
                                                            2001               2000               2001             2000
                                                            ----               ----               ----             ----
                                                        ----------------------------------------------------------------------
Additional year-end information for pension
plans with accumulated benefit
obligations in excess of plan assets
Projected benefit obligation                              $115,693           $  4,346           $   --           $   --
Accumulated benefit obligation                              94,651              3,957               --               --
Fair value of plan assets                                   76,120                 --               --               --



                                                            PENSION BENEFITS                 OTHER POST EMPLOYMENT BENEFITS
                                                    ---------------------------------      ---------------------------------
                                                      2001         2000         1999         2001         2000         1999
                                                    -------      -------      -------      -------      -------      -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                        $ 4,494      $ 4,039      $ 3,856      $   821      $   647      $   385
Interest cost                                         7,271        6,686        5,906          905          755          546
Expected return on plan assets                       (7,445)      (7,204)      (6,876)          --           --           --
Amortization of prior service cost                      299          311          311         (381)        (381)        (483)
Recognized actuarial (gain) loss                          4            4          288           --          (71)        (220)
                                                    -------      -------      -------      -------      -------      -------
Net periodic benefit cost                           $ 4,623      $ 3,836      $ 3,485      $ 1,345      $   950      $   228
                                                    =======      =======      =======      =======      =======      =======


                                                                     FISCAL 2001          FISCAL 2000          FISCAL 1999
                                                                    --------------       --------------       --------------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                                                               7.00%                7.50%                7.75%
Expected long-term rate of return on plan assets                            9.00%                9.00%                9.50%
Rate of compensation increase                                               5.10%                5.10%                5.10%


The assets of the Company's pension plans, like numerous other companies' plans, are, to a substantial degree, invested in the capital markets and managed by a third party under the review of the Company's pension plan committee. Given the performance of the stock market during Fiscal 2001, the Company was required to reflect an additional minimum pension liability of $11.9 million in its Fiscal 2001 financial statements as a result of a decline in the value of the assets held by the Company's pension plans. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in pension liability and an offsetting charge to stockholders' equity (net of income tax) through comprehensive income (rather than net income). The Company also anticipates that the decline in the value of the pension plans' assets will result in higher future pension costs. However, absent a decision by the Company to increase its contributions to the pension plans as a result of the Fiscal 2001 asset performance, such asset performance is not expected to have a material impact on the Company's near-term liquidity as pension funding requirements generally allow for such impacts to be spread over multiple years. Increases in post-Fiscal 2002 pension funding requirements could occur, however, if capital market performance in future periods does not more closely approximate the long-term rate of return assumed by the Company, and the amount of such increases could be material.

ASSUMED HEALTH CARE COST TREND

For measurement purposes, an annual rate of increase of approximately 5.9% in the per capita cost of covered health care benefits was assumed for Fiscal 2002. The rate is assumed to gradually moderate to 5% through 2004 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

---------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                  ONE PERCENTAGE-     ONE PERCENTAGE-
                                                                                POINT INCREASE      POINT DECREASE
---------------------------------------------------------------------------------------------------------------------
Effect on total service and interest cost components for Fiscal 2001               $   272            $  (281)
Effect on Fiscal 2001 postretirement benefit obligation                              1,758             (1,783)



The Company has an unfunded supplemental retirement plan for certain corporate officers. Retirement expense for the plan in Fiscal 2001, 2000, and 1999 was $649,000, $442,000, and $524,000, respectively. Prior service cost not yet recognized in periodic pension cost was approximately $1.0 million each at January 31, 2001, 2000, and 1999.

The Company has an employee savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may contribute up to 20% of their pre-tax salary subject to statutory limits. The Company contributes a matching payment equal to each dollar contributed by employees up to 1% of their eligible annual compensation and twenty-five cents for each dollar contributed on the next 5% of their eligible annual compensation, subject to certain limitations. The Company's matching contribution to the savings plan for continuing operations was $2.8 million, $2.2 million, and $2.3 million in Fiscal 2001, 2000, and 1999, respectively.

Under an unfunded nonqualified deferred compensation plan for certain employees, a portion of eligible employees' discretionary income can be deferred at the election of the employee. These deferred funds accrue interest payable to the employee at the prime rate in effect on specified dates.

In Fiscal 2001, the Company implemented a new elective salary deferral plan and ceased accepting contributions to the previous nonqualified deferred compensation plan described above. The new plan is also nonqualified and allows certain employees to defer a portion of their compensation, resulting in potential tax benefits to the employee. These deferred funds accrete value through deemed investments in equity or other instruments and are then distributed to the employee at time of separation from the Company or may be distributed under an optional pre-retirement interim distribution.

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

STOCK ISSUANCE: During Fiscal 2001 and 2000, the Company also issued under the 1996 Director Stock Plan 3,094 and 8,540 shares, respectively, to certain directors of the Company for services rendered.

STOCK OPTION PLANS: The Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan, the Stewart & Stevenson Services, Inc. 1993 Nonofficer Stock Option Plan, and the 1994 Director Stock Option Plan, authorize the grant of options to purchase an aggregate of up to 3,300,000, 984,950, and 150,000, shares of Common Stock, respectively, at a price not less than fair market value at the date of grant. The 1996 Director Stock Plan authorizes the grant of options to nonemployee directors at a price not less than fair market value at the date of grant, pursuant to which 150,000 shares of common stock have been registered. The options have terms not to exceed ten years and vest over periods not to exceed four years. Under the amended terms of the 1988 Nonstatutory Stock Option Plan, the number of options available for grant increased from 1,800,000 to 3,300,000 shares as of June 10, 1997. Pursuant to an amendment adopted in Fiscal 1996, no future grants of options may be made pursuant to the 1994 Director Stock Option Plan.

CASH DIVIDENDS DECLARED: Cash dividends of $0.085 per share were declared in each quarter of Fiscal 2001, 2000, and 1999.

A summary of the status of the Company's stock option plans during Fiscal 2001, 2000, and 1999 is presented in the tables below:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                           Option Price
                                                                               Shares under Option        Range Per Share
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at end of Fiscal 1998                                                   1,529,475             $ 20.00 - $ 50.25

Granted                                                                               445,750              $ 8.91 - $ 13.00

Canceled                                                                             (419,575)            $ 10.50 - $ 50.25
                                                                               ---------------
Outstanding at end of Fiscal 1999                                                   1,555,650              $ 8.91 - $ 50.25

Granted                                                                               666,000              $ 9.56 - $ 24.25

Exercised                                                                             (67,600)            $ 10.50 - $ 24.38

Canceled                                                                             (286,075)             $ 9.56 - $ 50.25
                                                                               ---------------
Outstanding at end of Fiscal 2000                                                   1,867,975              $ 8.91 - $ 50.25

Granted                                                                               384,000             $ 16.05 - $ 34.94

Exercised                                                                            (376,725)             $ 8.91 - $ 32.63

Canceled                                                                             (357,575)             $ 9.56 - $ 50.25
                                                                               ---------------
Outstanding at end of Fiscal 2001                                                   1,517,675              $ 8.91 - $ 50.25
                                                                               ===============
Options available for future grants at the end of Fiscal 2001                       2,134,075
                                                                               ===============

---------------------------------------------------------------------------------------------------------------------------
                                                                      Fiscal 2001         Fiscal 2000          Fiscal 1999
---------------------------------------------------------------------------------------------------------------------------
Options exercisable at end of year                                        608,514             796,927             756,863
Weighted average exercise price of options exercisable                $     22.83        $      38.79         $     30.63
Weighted average fair value of options granted                        $     10.57        $       4.22         $      2.64

----------------------------------------------------------------------------------------------------------------------------
                       Weighted Average                                                           Average Remaining
  Exercise Price        Exercise Price        Options Outstanding    Options Exercisable       Contractual Life (Years)
----------------------------------------------------------------------------------------------------------------------------
   $8.91 - $9.56             $9.32                     520,500                 125,875                 7.8
  $10.50 - $20.00           $15.76                     282,100                 154,626                 6.3
  $20.25 - $28.13           $24.61                     529,175                 164,113                 4.0
  $32.63 - $50.25           $38.09                     185,900                 163,900                 2.5
                                         ----------------------      ------------------
                                                     1,517,675                 608,514
                                         ======================      ==================

The Company accounts for these plans under APB Opinion No. 25 under which no compensation cost is recorded at time of grant as all options have been granted at or above market value. Had compensation cost for these plans been determined based on their fair market value, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       Fiscal 2001             Fiscal 2000            Fiscal 1999
------------------------------------------------------------------------------------------------------------------------
Net earnings                       As Reported              $ 42,223                 $ 35,354               $ 24,330
                                   Pro Forma                  40,474                   33,765                 22,684


Net earnings per share
Basic                              As Reported                $ 1.49                   $ 1.26                 $ 0.87
                                   Pro Forma                    1.43                     1.20                   0.81

Diluted                            As Reported                $ 1.46                   $ 1.25                 $ 0.87
                                   Pro Forma                    1.40                     1.19                   0.81



Because fair market value accounting is not required to be applied to options granted prior to February 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal 2001, 2000, and 1999:

----------------------------------------------------------------------------------------------------------------------------
                                                                                 Fiscal 2001     Fiscal 2000    Fiscal 1999
----------------------------------------------------------------------------------------------------------------------------
1988 Nonstatutory Stock Option Plan and 1993 Nonofficer Stock Option Plan

       Risk free interest rates                                                      4.94%          6.55%          5.76%
       Expected dividend yields                                                      1.66%          3.48%          4.07%
       Expected volatility                                                          41.13%         39.79%         38.36%
       Expected life (years)                                                           10             10             10

1996 Director Stock Plan

       Risk free interest rates                                                      5.38%          6.39%          6.29%
       Expected dividend yields                                                      1.00%          2.25%          2.90%
       Expected volatility                                                          41.21%         40.15%         38.35%
       Expected life (years)                                                           10             10             10


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

A reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share is below:

-----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                        Fiscal            Fiscal           Fiscal
                                                                                 2001              2000             1999
-----------------------------------------------------------------------------------------------------------------------------
Numerator:
          Earnings (Loss) available to common stockholders
                          From continuing operations                          $   45,344        $   35,157        $   15,942
                          From discontinued operations                            (2,493)             (368)            1,509
                          From disposal of discontinued operations                  (628)              565             6,879
                                                                              ----------        ----------        ----------
                          Net earnings                                        $   42,223        $   35,354        $   24,330
                                                                              ==========        ==========        ==========

Denominator:
          Denominator for basic earnings per share-
                          Weighted average shares                                 28,325            28,026            27,989

          Effect of dilutive securities:
                          Employee and director stock options                        540               347                53

          Denominator for diluted earnings per share-
                          Adjusted weighted average shares                        28,865            28,373            28,042

Basic earnings (loss) per share
          From continuing operations                                          $     1.60        $     1.25        $     0.57
          From discontinued operations                                             (0.09)            (0.01)             0.05
          From disposal of discontinued operations                                 (0.02)             0.02              0.25
                                                                              ----------        ----------        ----------
          Net earnings                                                        $     1.49              1.26        $     0.87
                                                                              ==========        ==========        ==========

Diluted earnings (loss) per share
          From continuing operations                                          $     1.57        $     1.24        $     0.57
          From discontinued operations                                             (0.09)            (0.01)             0.05
          From disposal of discontinued operations                                 (0.02)             0.02              0.25
                                                                              ----------        ----------        ----------
          Net earnings                                                        $     1.46        $     1.25        $     0.87
                                                                              ==========        ==========        ==========

Number of anti-dilutive stock options outstanding                                    186               660             1,171


NOTE 12:  INCOME TAXES

The components of the income tax provision (benefit) from continuing operations and the income tax payments are as follows:

------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                               Fiscal                 Fiscal               Fiscal
                                                              2001                   2000                 1999
------------------------------------------------------------------------------------------------------------------
Current                                                     $ 29,162              $ 23,619              $  7,321
Deferred                                                      (4,058)               (3,160)                  (34)
                                                            --------              --------              --------
Income tax provision                                        $ 25,104              $ 20,459              $  7,287
                                                            ========              ========              ========

Income tax payments (excluding refunds)                     $ 33,246              $ 17,323              $  3,494
                                                            ========              ========              ========


----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                              Fiscal                   Fiscal                   Fiscal
                                                             2001                     2000                     1999
----------------------------------------------------------------------------------------------------------------------
Current                                                    $  2,322                 $ (3,525)                $ (3,868)
Deferred                                                     (3,860)                   3,751                   10,182
                                                           --------                 --------                 --------
   Income tax provision                                    $ (1,538)                $    226                 $  6,314
                                                           ========                 ========                 ========

A reconciliation between the income tax provision and income taxes computed by applying the statutory U.S. Federal income tax rate of 35% in Fiscal 2001, 2000, and 1999 is as follows:

------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                              FISCAL                Fiscal                  Fiscal
                                                             2001                  2000                    1999
------------------------------------------------------------------------------------------------------------------
Provision at statutory rates                               $24,657                $19,466                $ 7,121
Other                                                          447                    993                    166
                                                           -------                -------                -------
Income tax provision                                       $25,104                $20,459                $ 7,287
                                                           =======                =======                =======

The deferred tax liability from continuing operations is determined under the liability method based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted statutory tax rates, and deferred tax expense is the result of changes in the net liability for deferred taxes.

The tax effects of the significant temporary differences which comprise the deferred tax asset at the end of Fiscal 2001 and 2000 are as follows:

-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                Fiscal 2001              Fiscal 2000
-------------------------------------------------------------------------------------------------------------------
Deferred Tax Assets
   Postretirement benefit obligation                                           $  4,839                  $  4,579
   Accrued expenses and other reserves                                           16,093                    14,829
   Property, plant and equipment                                                     --                     2,218
   Pension accounting                                                             5,863                     1,945
   Contract accounting                                                            1,931                        --
   Other                                                                          2,025                     1,216
   Valuation allowance                                                             (326)                     (263)
                                                                               --------                  --------
      Gross deferred tax assets                                                  30,425                    24,524
                                                                               --------                  --------
Deferred Tax Liabilities
   Property, plant and equipment                                                    405                        --
   Contract accounting                                                               --                     6,286
   Prepaid expenses and deferred charges                                          7,431                     3,829
   Other                                                                          2,864                     3,141
                                                                               --------                  --------
         Gross deferred tax liabilities                                          10,700                    13,256
                                                                               --------                  --------
Net deferred tax asset                                                         $ 19,725                  $ 11,268
                                                                               ========                  ========
Current portion of deferred tax asset                                          $ 16,488                  $ 10,428
Non-current portion of deferred tax asset                                         3,237                       840
                                                                               --------                  --------
Net deferred tax asset                                                         $ 19,725                  $ 11,268
                                                                               ========                  ========


The Company believes it is more likely than not that the net deferred income tax asset as of January 31, 2002 in the amount of $19.7 million will be realized, based primarily upon sufficient taxable income available in carryback years as permitted by the tax law.

NOTE 13: SUPPLEMENTAL FINANCIAL DATA

Accounts and notes receivables, net consist of the following:

----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                              Fiscal                    Fiscal
                                                                             2001                      2000
----------------------------------------------------------------------------------------------------------------
Accounts receivable                                                        $ 167,645                 $ 157,318
Notes receivable, current and non-current                                      2,477                     5,830
Allowance for doubtful accounts                                               (3,903)                   (4,093)
Less non-current portion of notes receivable                                     (96)                   (2,268)
                                                                           ---------                 ---------
 Accounts and notes receivable, net                                        $ 166,123                 $ 156,787
                                                                           =========                 =========

The U.S. Government accounted for approximately 8.7% and 2.9% of accounts receivable, at January 31, 2002 and 2001, respectively. Due to the large number of entities and diversity of the Company's customer base, concentration of credit risk with respect to trade receivables is limited. The Company recorded approximately $4.1 million in bad debt expense and charged approximately $4.3 million against its allowance for doubtful accounts during Fiscal 2001.

Components of Property, plant and equipment, net are as follows:

-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                 FISCAL                     Fiscal
                                                                                2001                       2000
-------------------------------------------------------------------------------------------------------------------
Machinery and equipment                                                       $ 113,697                  $ 105,526
Buildings and leasehold improvements                                             80,530                     89,361
Revenue earning assets                                                           19,348                     18,334
Computer hardware and software                                                   31,635                     25,512
Accumulated depreciation and amortization                                      (158,407)                  (156,533)
                                                                              ---------                  ---------
                                                                                 86,803                     82,200
Construction in progress                                                         19,111                      6,646
Land                                                                             13,743                     14,374
                                                                              ---------                  ---------
Property, plant, and equipment, net                                           $ 119,657                  $ 103,220
                                                                              =========                  =========



Included in Construction in progress at the end of Fiscal 2001 was approximately $8 million related to a fabrication facility being constructed in Sealy, Texas, $7 million related to software development, and $3 million related to the construction of a new service facility in Dallas, Texas. The Company capitalized $0.6 of interest related to the self-construction of both a new service facility in Dallas, Texas and a new fabrication facility in Sealy, Texas.

Components of Other current liabilities are as follows:

------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                 FISCAL                     Fiscal
                                                                                2001                       2000
------------------------------------------------------------------------------------------------------------------
Warranty costs                                                                $ 9,375                     $14,462
Accrued taxes                                                                   3,464                       3,395
Reserves for employee benefits                                                  3,099                       2,377
Dividends payable                                                               2,375                       2,375
Accrued interest payable                                                          787                       1,626
Other                                                                           2,477                       9,635
                                                                              -------                     -------
Other current liabilities                                                     $21,577                     $33,870
                                                                              =======                     =======


segment. Other decreased $7 million primarily due to the deconsolidation of a limited partnership that owned an office building in which the Company is no longer a limited partner.


NOTE 14: CONSOLIDATED QUARTERLY DATA (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                      FISCAL 2001
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           FOURTH           THIRD            SECOND            FIRST
                                                                QUARTER         QUARTER           QUARTER          QUARTER
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                          $ 306,755        $ 317,344       $   377,594       $   327,817
Gross profit                                                      38,817           38,490            54,719            46,693

Net earnings from continuing operations                        $      97        $  11,653       $    12,545       $    21,049
Earnings (loss) from discontinued operations, net                 (2,902)              28               468               (87)
Loss on disposal of discontinued operations, net                      --               --                --              (628)
                                                               ---------        ---------       -----------       -----------
Net earnings (loss)                                            $  (2,805)       $  11,681       $    13,013       $    20,334
                                                               =========        =========       ===========       ===========

Net earnings (loss) per share:
Basic
  Continuing operations                                        $      --        $    0.41       $      0.44       $      0.75
  Discontinued operations, net                                     (0.10)              --              0.02                --
  Loss on disposal of discontinued operations, net                    --               --                --             (0.02)
                                                               ---------        ---------       -----------       -----------
Net earnings (loss) per share                                  $   (0.10)       $    0.41       $      0.46       $      0.73
                                                               =========        =========       ===========       ===========

Diluted
  Continuing operations                                        $      --        $    0.40       $      0.43       $      0.73
  Discontinued operations, net                                     (0.10)              --              0.02                --
  Loss on disposal of discontinued operations, net                    --               --                --             (0.02)
                                                               ---------        ---------       -----------       -----------
Net earnings (loss) per share                                  $   (0.10)       $    0.40       $      0.45       $      0.71
                                                               =========        =========       ===========       ===========


-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Fiscal 2000
-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                            Fourth           Third           Second            First
                                                                 Quarter         Quarter          Quarter           Quarter
-------------------------------------------------------------------------------------------------------------------------------
Sales                                                          $   325,337      $   272,506      $   258,010       $   255,197
Gross profit                                                        47,109           43,946           35,485            44,918

Net earnings from continuing operations                        $    10,476      $     7,700      $     8,590       $     8,391
Earnings (loss) from discontinued operations, net                      446              890             (811)             (893)
Gain on disposal of discontinued operations, net                       565               --               --                --
                                                               -----------      -----------      -----------       -----------
Net earnings                                                   $    11,487      $     8,590      $     7,779       $     7,498
                                                               ===========      ===========      ===========       ===========

Net earnings (loss) per share:
Basic
  Continuing operations                                        $      0.37      $      0.27      $      0.31       $      0.30
  Discontinued operations, net                                        0.02             0.03            (0.03)            (0.03)
  Gain on disposal of discontinued operations, net                    0.02               --               --                --
                                                               -----------      -----------      -----------       -----------
Net earnings per share                                         $      0.41      $      0.30      $      0.28       $      0.27
                                                               ===========      ===========      ===========       ===========

Diluted
  Continuing operations                                        $      0.37      $      0.27      $      0.30       $      0.30
  Discontinued operations, net                                        0.02             0.03            (0.03)            (0.03)
  Gain on disposal of discontinued operations, net                    0.02               --               --                --
                                                               -----------      -----------      -----------       -----------
Net earnings per share                                         $      0.41      $      0.30      $      0.27       $      0.27
                                                               ===========      ===========      ===========       ===========


Quarterly earnings per share is not necessarily additive to the annual calculation of earnings per share, as each quarter's calculation is based on that quarter's weighted average shares outstanding.

NOTE 15:  ACQUISITIONS AND DIVESTITURES

In Fiscal 2001, the Company's Tactical Vehicle Systems segment acquired Extended Reach Logistics, Inc., an e-commerce business, for $1.2 million in cash plus additional potential performance payments to be paid in future years.

During Fiscal 2001, the Company recognized a gain of $0.5 million associated with the sale of its John Deere distributorship located Casper, Wyoming and received $3.4 million in cash consideration.

Effective July 1, 2000, the Company completed the sale of its gas compressor leasing business for $57.5 million. The Company is continuing to package gas compressor equipment for sale and will continue to service such equipment. The Company realized a gain of $5.6 million on this sale during Fiscal 2000. During Fiscal 2001 and Fiscal 2000, the Company received $2.3 million and $55.2 million from this sale, respectively.

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

NOTE 16:  VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's principal distribution agreements are subject to termination by the suppliers for a variety of causes. Although no assurance can be given that such distribution agreements will be renewed beyond their expiration dates, they have been renewed regularly. Any interruption in the supply of materials from the original manufacturers or a termination of a distributor agreement could have a material adverse effect on the results of operations of the Power Products and Distributed Energy Solutions segments.

Additionally, the Family of Medium Tactical Vehicles incorporates components specified by the U.S. Army which are produced by specified sources. Interruption of the supply of any of these components could have a material adverse effect on the results of the Tactical Vehicle Systems segment.

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

                                              CROSS REFERENCE

    FORM 10-K ITEM                                                                CAPTION IN DEFINITIVE
   NUMBER AND CAPTION                                                                 PROXY STATEMENT

Item 10.               Directors and Executive                               Election of Directors; Executive Officers;
                       Officers of the Registrant.........................   Section.16(a) Beneficial Ownership
                                                                             Reporting Compliance

Item 11.               Executive Compensation............................    Election of Directors; Performance of
                                                                             Stewart & Stevenson Common Stock;
                                                                             Report of the Compensation and
                                                                             Management Development Committee;
                                                                             Executive Compensation

Item 12.               Security Ownership of                                 Voting Securities and Ownership
                       Certain Beneficial Owners                             Thereof by Certain Beneficial
                       and Management.....................................   Owners and Management

Item 13.               Certain Relationships                                 Transactions with Management and Certain
                       and Related Transactions...........................   Business Relationships



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. The following financial statements for Stewart & Stevenson Services, Inc. are filed as a part of this report:

         Consolidated Statements of Financial Position--January 31, 2002 and
         2001.

         Consolidated Statements of Earnings--Years ended January 31, 2002, 2001, and 2000.

         Consolidated Statements of Shareholders' Equity--Years ended January 31, 2002, 2001, and 2000.

         Consolidated Statements of Comprehensive Income - Years ended January 31, 2002, 2001, and 2000.

         Consolidated Statements of Cash Flows--Years ended January 31, 2002, 2001, and 2000.

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

   *3.1 Third Restated Articles of Incorporation of Stewart & Stevenson Services, Inc., effective as of September 13, 1995 (Exhibit 3(a) to 10/95 10-Q).

   *3.2 Sixth Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of April 14, 1998, as amended through June 12, 2001 (Exhibit 3.2 to 7/01 10-Q).

   *4.1 Credit Agreement effective February 20, 2001, between Stewart & Stevenson Services, Inc. and The Chase Manhattan Bank, as Administrative Agent, and the other Banks named therein (Exhibit 4.1 to 1/31/01 10-K).

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

  *10.3 Stewart & Stevenson Elective Deferral Plan dated as of June 1, 2001 (Exhibit 4.1 of Form S-8 Registration Statement under Commission File No. 333-62438).

  *10.4 Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan (as amended and restated effective as of June 10, 1997) (Exhibit B to 5/9/97 Proxy Statement).

  *10.5 Stewart & Stevenson Services, Inc. Supplemental Executive Retirement Plan (Exhibit 10.11 to 1/94 10-K).

  *10.6 Stewart & Stevenson Services, Inc. 1996 Director Stock Plan (Exhibit A to 5/9/97 Proxy Statement).

  *10.7 Contract Number DAAE07-98-C-M005 dated October 14, 1998 between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command (Exhibit 10.9 to 10/98 10-Q).

  21.1   List of Subsidiaries.

  23.1   Consent of Arthur Andersen LLP, Independent Public Accountants.

  99.1   Confirmation of Audit Quality


----------


         Form 8-K Report Date - November 21, 2001 (Third Quarter Conference Call Schedule)
         Items reported - Item 5. Other Events
                          Item 7. Exhibits

         Form 8-K Report Date - November 28, 2001 (Third Quarter Results)
         Items reported - Item 5. Other Events
                          Item 7. Exhibits

         Form 8-K Report Date - December 12, 2001 (Company's Dividend)
         Items reported - Item 5. Other Events
                          Item 7. Exhibits


* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of April, 2002.

STEWART & STEVENSON SERVICES, INC.


By /s/ MICHAEL L. GRIMES
   ----------------------------
       Michael L. Grimes
       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of April, 2002.




/s/ Michael L. Grimes                        /s/ Khleber V. Attwell
---------------------------------------      --------------------------------
Michael L. Grimes                            Khleber V. Attwell
President and Chief Executive Officer        Director
(Principal Executive Officer)


/s/ John H. Doster                           /s/ C. Jim Stewart III
---------------------------------------      --------------------------------
John H. Doster                               C. Jim Stewart III
Senior Vice President and Chief              Director
Financial Officer
(Principal Financial Officer)


/s/ John B. Simmons                          /s/ Darvin M. Winick
---------------------------------------      --------------------------------
John B. Simmons                              Darvin M. Winick
Controller and Chief Accounting Officer      Director
(Principal Accounting Officer)


/s/ Robert S. Sullivan                       /s/ Howard Wolf
---------------------------------------      --------------------------------
Robert S. Sullivan                           Howard Wolf
Director                                     Director


/s/ Donald E. Stevenson                      /s/ Charles R. Ofner
---------------------------------------      --------------------------------
Donald E. Stevenson                          Charles R. Ofner
Director                                     Director


/s/ Max L. Lukens                            /s/ Monroe M. Luther
---------------------------------------      --------------------------------
Max L. Lukens                                Monroe M. Luther
Director                                     Director

EXHIBIT INDEX

      EXHIBIT NUMBER AND DESCRIPTION
-----------------------------------------

21.1  List of subsidiaries

23.1  Consent of Arthur Andersen LLP, Independent Public Accountants

99.1  Confirmation of Audit Quality