Form 10-Q
period 2002-05-04
STEWART & STEVENSON SERVICES INC
filed 2002-06-14
CIK 94328

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 4, 2002

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


COMMON STOCK, WITHOUT PAR VALUE                 28,447,196 SHARES
         (Class)                           (Outstanding at May 31, 2002)

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. (the "Company"):

Consolidated Condensed Statements of Financial Position - May 4, 2002 and January 31, 2002.

Consolidated Condensed Statements of Earnings - Fiscal Quarters Ended May 4, 2002 and April 28, 2001.

Consolidated Condensed Statements of Cash Flows - Fiscal Quarters Ended May 4, 2002 and April 28, 2001.

Consolidated Condensed Statements of Comprehensive Income -Fiscal Quarters Ended May 4, 2002 and April 28, 2001.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               MAY 04, 2002       JANUARY 31, 2002
                                                                              --------------      ----------------
                                                                               (Unaudited)            (Audited)
ASSETS
CURRENT ASSETS
   Cash and equivalents                                                          $  67,318            $  81,438
   Accounts and notes receivable, net                                              168,471              166,123
   Recoverable costs and accrued profits not yet billed                                981                   --
   Inventories                                                                     237,149              230,300
   Excess of current cost over LIFO values                                         (43,828)             (42,132)
   Other current assets                                                             20,330               33,503
   Total assets of discontinued operations                                          43,584               40,693
                                                                                 ---------            ---------
       TOTAL CURRENT ASSETS                                                        494,005              509,925
                                                                                 ---------            ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                                 124,256              119,657
DEFERRED INCOME TAX ASSET                                                            4,740                3,237
INVESTMENTS AND OTHER ASSETS                                                        12,359               16,236
                                                                                 ---------            ---------
       TOTAL ASSETS                                                              $ 635,360            $ 649,055
                                                                                 =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                                 $   3,066            $   3,114
   Accounts payable                                                                 45,645               71,270
   Accrued payrolls and incentives                                                  18,593               19,402
   Current portion of long-term debt                                                   250                  250
   Billings in excess of incurred costs                                             44,778               39,874
   Other current liabilities                                                        30,395               22,971
   Total liabilities of discontinued operations                                      9,855                8,078
                                                                                 ---------            ---------
      TOTAL CURRENT LIABILITIES                                                    152,582              164,959

COMMITMENTS AND CONTINGENCIES

LONG-TERM DEBT                                                                      56,600               56,600
ACCRUED POSTRETIREMENT BENEFITS AND PENSION                                         33,185               32,281
OTHER LONG-TERM LIABILITIES                                                          4,133                3,984
                                                                                 ---------            ---------
    TOTAL LIABILITIES                                                              246,500              257,824
                                                                                 ---------            ---------
SHAREHOLDERS' EQUITY
  Common stock, without par value, 100,000,000 shares
    authorized; 28,471,281 and 28,444,281 shares issued and
    outstanding at May 4, 2002 and January 31, 2002, respectively                   54,500               54,176
  Accumulated other comprehensive loss                                              (9,090)              (8,746)
  Retained earnings                                                                343,450              345,801
                                                                                 ---------            ---------
      TOTAL SHAREHOLDERS' EQUITY                                                   388,860              391,231
                                                                                 ---------            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 635,360            $ 649,055
                                                                                 =========            =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      THREE MONTHS ENDED
                                                                             ---------------------------------------
                                                                              MAY 04, 2002           APRIL 28, 2001
                                                                             --------------         ----------------
                                                                                          (Unaudited)
Sales                                                                           $ 299,670               $ 327,817
Cost of sales                                                                     255,918                 281,124
                                                                                ---------               ---------

Gross profit                                                                       43,752                  46,693

Recovery of costs incurred, net                                                        --                 (20,800)
Selling and administrative expenses                                                35,424                  33,378
Interest expense                                                                    1,132                   1,860
Interest and investment income                                                       (338)                 (1,214)
Other income, net                                                                     (21)                    (24)
                                                                                ---------               ---------
                                                                                   36,197                  13,200

Earnings from continuing operations before income taxes                             7,555                  33,493
Income tax expense                                                                  2,659                  12,444
                                                                                ---------               ---------

Net earnings from continuing operations
  before cumulative effect of change in accounting                                  4,896                  21,049
Loss from discontinued operations, net of
  taxes of $(599) and $(398)                                                       (1,097)                   (716)
Cumulative effect of change in accounting, net of
  taxes of $(1,798)                                                                (3,682)                     --
                                                                                ---------               ---------

Net earnings                                                                    $     117               $  20,333
                                                                                =========               =========


Weighted average shares outstanding:
   Basic                                                                           28,454                  28,085
   Diluted                                                                         28,767                  28,704

Earnings per share:
  Basic
     Continuing operations before cumulative effect                             $    0.17               $    0.75
     Loss from discontinued operations, net                                         (0.04)                  (0.03)
     Cumulative effect of change in accounting, net                                 (0.13)                     --
                                                                                ---------               ---------
     NET EARNINGS PER SHARE                                                     $    0.00               $    0.72
                                                                                =========               =========

Diluted
     Continuing operations before cumulative effect                                  0.17                    0.73
     Loss from discontinued operations, net                                         (0.04)                  (0.02)
     Cumulative effect of change in accounting, net                                 (0.13)                     --
                                                                                ---------               ---------
     NET EARNINGS PER SHARE                                                     $    0.00               $    0.71
                                                                                =========               =========

Cash dividends per share                                                        $   0.085               $   0.085


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                       ----------------------------------
                                                                                        MAY 04, 2002      APRIL 28, 2001
                                                                                       --------------    ----------------
                                                                                                 (Unaudited)
OPERATING ACTIVITIES
   Net earnings from continuing operations                                               $   1,214          $  21,049
   Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                         4,852              5,005
       Change in operating assets and liabilities net of the effect of discontinued operations:
          Accounts and notes receivable, net                                                (2,348)           (48,988)
          Recoverable costs and accrued profits not yet billed                                (981)               954
          Inventories, net                                                                  (5,153)            (3,311)
          Other current and noncurrent assets                                               15,546               (301)
          Accounts payable                                                                 (25,625)            (7,607)
          Accrued payrolls and incentives                                                     (809)               795
          Billings in excess of incurred costs                                               4,904              9,245
          Other current liabilities                                                          7,424             14,901
          Accrued postretirement benefits & pension                                            905              1,096
          Other long-term liabilities                                                         (196)              (113)
                                                                                         ---------          ---------
   NET CASH USED IN CONTINUING OPERATIONS                                                     (267)            (7,275)
   NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                   (2,211)             3,089
                                                                                         ---------          ---------
   NET CASH USED IN OPERATING ACTIVITIES                                                    (2,478)            (4,186)
                                                                                         ---------          ---------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                                           (9,995)           (10,845)
   Proceeds from sale of business assets                                                        --              2,323
   Disposal of property, plant and equipment, net                                              545                847
                                                                                         ---------          ---------
   NET CASH USED IN INVESTING ACTIVITIES                                                    (9,450)            (7,675)
                                                                                         ---------          ---------

FINANCING ACTIVITIES
   Payments on long-term borrowings                                                             --                (51)
   Change in short-term notes payable                                                          (48)              (888)
   Dividends paid                                                                           (2,468)            (2,385)
   Exercise of stock options                                                                   324                470
                                                                                         ---------          ---------
   NET CASH USED IN FINANCING ACTIVITIES                                                    (2,192)            (2,854)
                                                                                         ---------          ---------

Decrease in cash and equivalents                                                           (14,120)           (14,715)
Cash and equivalents, beginning of period                                                   81,438            110,174
                                                                                         ---------          ---------
Cash and equivalents, end of period                                                      $  67,318          $  95,459
                                                                                         =========          =========

Cash Paid For:
   Interest                                                                              $     350          $     522
   Taxes (excluding refunds)                                                                   472                388


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

                                                                 THREE MONTHS ENDED
                                                       ---------------------------------------
                                                                    (Unaudited)
                                                        MAY 04, 2002           APRIL 28, 2001
                                                       --------------         ----------------
Net earnings                                              $    117                 $ 20,333

Unrealized loss on forward contracts, net of tax              (113)                      --

Currency translation loss                                     (233)                     (64)
                                                          --------                 --------

Comprehensive income (loss)                               $   (229)                $ 20,269
                                                          ========                 ========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended May 4, 2002 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2003.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, the Company's fiscal year 2002 (hereinafter referred to as "Fiscal 2002") commenced on February 1, 2002 and ends on January 31, 2003. In addition, other years are referred to in the same manner. The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The first quarter of Fiscal 2002 began on February 1, 2002 and ended on May 4, 2002.

The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's January 31, 2002 Form 10-K. An actual valuation of inventory under the last-in-first-out ("LIFO") method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Interim results are subject to the final year-end LIFO inventory valuation.

The accompanying consolidated condensed financial statements for Fiscal 2001 and related notes contain certain reclassifications to conform with the presentation used in Fiscal 2002.

NOTE B - SEGMENT INFORMATION
Financial information relating to industry segments with a reconciliation to earnings from continuing operations before income taxes is as follows (IN THOUSANDS EXCEPT PERCENTAGES):


STEWART & STEVENSON SERVICES, INC.
SEGMENT INFORMATION
(In thousands)

                                                                 THREE MONTHS ENDED
                                                         --------------------------------------
                                                          MAY 04, 2002          APRIL 28, 2001
                                                         --------------        ----------------
SALES                                                       (Unaudited)
  Power Products                                            $ 149,961             $ 136,623
  Distributed Energy Solutions                                 11,783                31,049
  Tactical Vehicle Systems                                    115,461               108,494
  Petroleum Equipment                                           6,518                21,034
  Airline Products                                             14,301                24,109
  Other Business Activities                                     1,646                 6,508
                                                            ---------             ---------
    Total                                                   $ 299,670             $ 327,817
                                                            =========             =========

OPERATING PROFIT (LOSS)
  Power Products                                            $   3,655             $   1,632
  Distributed Energy Solutions                                 (2,201)                   52
  Tactical Vehicle Systems                                     14,916                38,259
  Petroleum Equipment                                            (507)                1,547
  Airline Products                                             (3,124)               (4,368)
  Other Business Activities                                      (432)                  223
                                                            ---------             ---------
    Total                                                      12,307                37,345
                                                            ---------             ---------

NON-OPERATING INCOME (EXPENSE)
   Corporate expenses, net                                     (3,958)               (3,206)
   Interest income                                                338                 1,214
   Interest expense                                            (1,132)               (1,860)
                                                            ---------             ---------
Earnings from continuing operations
   before income taxes                                      $   7,555             $  33,493
                                                            =========             =========

OPERATING PROFIT (LOSS) PERCENTAGE
  Power Products                                                2.4 %                 1.2 %
  Distributed Energy Solutions                               ( 18.7 )                   0.2
  Tactical Vehicle Systems                                       12.9                  35.3
  Petroleum Equipment                                         ( 7.8 )                   7.4
  Airline Products                                           ( 21.8 )              ( 18.1 )
  Other Business Activities                                  ( 26.2 )                   3.4
                                                                  4.1                  11.4

NOTE C - ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations entered into after June 30, 2001 and SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires that the balance sheet valuation of goodwill and other intangible assets be evaluated for impairment at least annually. Further, it requires that amortization of goodwill cease beginning with the Company's Fiscal 2002. Transition charges recognized upon implementation of SFAS No. 142 have been accounted for as a cumulative effect of a change in accounting principle. In the first quarter of Fiscal 2002, the company recognized a pre-tax impairment charge associated primarily with the Airline Products segment of $5.5 million to goodwill ($3.7 million after tax) and ceased amortization on the $7.5 million of remaining unamortized goodwill. The Company's goodwill amortization for Fiscal 2001 was $0.7 million.

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company adopted SFAS No. 144 in the fourth quarter of Fiscal 2001 which resulted in the reclassification of certain operations as discontinued. Other than such reclassification, there was no material impact to the Company resulting from adoption.

NOTE D - COMMITMENTS AND CONTINGENCIES

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled approximately $3.2 million as of May 4, 2002.

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

The Company has provided certain guarantees in support of its customers' financing of purchases from the Company in the form of debt guarantees. The amount of such guarantees is approximately $4.6 million as of May 4, 2002.

The Company leases certain property and equipment under operating lease arrangements of varying terms whose annual rentals are less than 1% of consolidated sales.

NOTE E - GOVERNMENT CONTRACTING

The U.S. government is one of the Company's key customers. As such, decreased government spending or termination of significant government programs could adversely affect its business. The Company's Tactical Vehicle Systems segment depends largely on U.S. government expenditures. In recent years, government contracts in such segment have accounted for substantial percentages of its annual revenues and operating income. The Company is currently in production year four of its second multi-year contract with the U.S. Department of the Army ("U.S. Army") for production of the Family of Medium Tactical Vehicles ("FMTV"). The U.S. Army exercised an option to award a fifth program year to the current contract, which begins in October 2002 and is expected to be completed by September 2003. The U.S. Army holds an additional option to award a sixth program year that, if exercised by the U.S. Army, could extend production of the FMTV through September 2004. The funding of the FMTV contract is subject to the inherent uncertainties of Congressional appropriations. As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the FMTV contract must be funded annually by the U.S. Department of the Army and may be terminated at any time for the convenience of the government. As of May 4, 2002, funding in the amount of approximately $1.5 billion for the new FMTV contract had been authorized and appropriated by the U.S. Congress, $539 million of which is allocated to future production under the existing contract. If the FMTV contract is terminated, other than for the Company's default (in which event there could be serious adverse consequences and claims against the Company), it provides for termination charges that will reimburse the Company for certain allowable costs but not necessarily for all costs.

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

NOTE F - DISCONTINUED OPERATIONS

During the fourth quarter of Fiscal 2001, the company announced its intention to sell the Petroleum Equipment segment's blowout preventer and controls, valve, and drilling riser businesses. Results of operations have been restated herein to classify net earnings, assets, and liabilities of these businesses as discontinued operations. The net loss from discontinued operations for the first quarter of Fiscal 2002 was $1.1 million. Included in the loss was a $0.7 million net loss from the discontinued Petroleum Equipment segment and $0.4 million net loss from a provision for a financial guarantee related to the discontinued gas turbine business. The $0.7 million net loss from discontinued operations in the first quarter of Fiscal 2001 included a net loss of $0.1 million from the discontinued Petroleum Equipment segment and a net loss of $0.6 million for a reserve of certain taxes associated with previously disposed gas turbine operations. Discontinued Petroleum Equipment segment sales for the first quarter were $9.2 million and $13.7 million for Fiscal 2002 and 2001, respectively. The corporate allocations previously allocated to the discontinued Petroleum Equipment segment are now absorbed by the remaining continuing operations, resulting in restatement of operating profit by segment versus that which was originally reported in 2001.

The Company is currently unable to reliably predict the timing of any final sale of the discontinued operations formerly associated with its Petroleum Equipment segment.

Significant categories of assets and liabilities from discontinued operations are included in the table below:

---------------------------------------------------------------------------------------
(IN THOUSANDS)                                   MAY 4, 2002          JANUARY 31, 2002
---------------------------------------------------------------------------------------
                                                 (Unaudited)
Receivables, net                                  $  8,473                $ 11,123

Inventory, net                                      21,458                  18,040

Property, plant and equipment, net                  11,618                  12,019

Other assets                                         2,035                    (489)
                                                  --------                --------

            Total assets                            43,584                  40,693
                                                  --------                --------

Accounts payable                                     7,571                   5,097

Other liabilities                                    2,284                   2,981
                                                  --------                --------

             Total liabilities                       9,855                   8,078
                                                  --------                --------

             Net assets                           $ 33,729                $ 32,615
                                                  ========                ========

NOTE G - RECONCILIATION OF BASIC TO DILUTED SHARES OUTSTANDING

In accordance with SFAS No. 128, "Earnings Per Share," the following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share as presented on the Consolidated Condensed Statements of Earnings.



---------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)                                          THREE MONTHS ENDED
---------------------------------------------------------------------------------------------------------------

                                                                            MAY 4, 2002          APRIL 28, 2001
                                                                           -------------        ---------------
Numerator:
      Net earnings available to common shareholders
             From continuing operations before
                  cumulative effect                                         $    4,896              $ 21,049
             From discontinued operations                                       (1,097)                 (716)
             From cumulative effect of change
                  in accounting                                                 (3,682)                   --
                                                                            ----------              --------
             Net earnings                                                   $      117              $ 20,333
                                                                            ==========              ========

Denominator:
      Denominator for basic earnings per share -
             Weighted-average shares outstanding                                28,454                28,085
      Effect of dilutive securities:
             Employee and director stock options                                   313                   619
                                                                            ----------              --------
      Denominator for diluted earnings per share -
             Adjusted weighted-average shares outstanding                       28,767                28,704
                                                                            ==========              ========


Basic earnings (loss) per share
      From continuing operations before cumulative effect                   $     0.17              $   0.75
      From discontinued operations                                               (0.04)                (0.03)
      From cumulative effect of change in accounting                             (0.13)                   --
                                                                            ----------              --------
      Net earnings                                                          $     0.00              $   0.72
                                                                            ==========              ========

Diluted earnings (loss) per share
      From continuing operations before cumulative effect                   $     0.17              $   0.73
      From discontinued operations                                               (0.04)                (0.02)
      From cumulative effect of change in accounting                             (0.13)                   --
                                                                            ----------              --------
      Net earnings                                                          $     0.00              $   0.71
                                                                            ==========              ========

Number of anti-dilutive stock options outstanding                                1,375                   690


NOTE H - RECOVERY OF COSTS INCURRED

In Fiscal 1998, the company filed a claim with the U.S. Government seeking recovery of costs incurred resulting from delays from the original production plan in the first multi-year FMTV contract. The U.S. Army and the Company participated in a voluntary dispute resolution process resulting in a $22.0 million settlement. The settlement was netted against $1.2 million in related expenses and is included in the Fiscal 2001 first quarter results. The net amount of $20.8 million is presented on the Company's Consolidated Condensed Statements of Earnings in the caption entitled, "Recovery of costs incurred, net."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's Form 10-K and notes thereto for the fiscal year ended January 31, 2002. The following discussion contains forward-looking statements, which are based on assumptions such as timing, volume, and pricing of customers' orders. In connection therewith, please see the cautionary statements contained therein and the heading labeled "Factors That May Affect Future Results" below, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, the Company's fiscal year 2002 (hereinafter referred to as "Fiscal 2002") commenced on February 1, 2002 and ends on January 31, 2003. In addition, other years are referred to in the same manner. The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The first quarter of Fiscal 2002 commenced on February 1, 2002 and ended on May 4, 2002.

RESULTS OF OPERATIONS

Sales for the first quarter of Fiscal 2002 were $299.7 million compared to sales of $327.8 million in the same period a year ago. This decrease was a result of lower volume in the Company's Distributed Energy Solutions, Airline Products, and Petroleum Equipment segments, further discussed below in "Segment Data." The Company's gross profit percentage improved slightly to 14.6% in the current quarter from 14.2% in the first quarter of Fiscal 2001, partially as a result of actions taken in the Airline Products segment during 2001 to reduce its cost structure.

Recovery of costs incurred, net represents a recovery pursuant to a certified claim with the U.S. Government for costs incurred by the Company resulting from production delays in the first multi-year Family of Medium Tactical Vehicles ("FMTV") contract in the Tactical Vehicle Systems segment. A settlement of $22.0 million was reached during the first quarter of Fiscal 2001, which was reduced by $1.2 million in related expenses for legal and professional services.

Selling and administrative expenses for the first quarter of Fiscal 2002 were $35.4 million, or 11.8% of sales, versus $33.4 million, or 10.2% of sales in the comparable quarter of Fiscal 2001. The increase of $2.0 million was principally due to higher general office spending and higher costs associated with the Company's management information systems that have been implemented.

Interest expense is $0.7 million lower in the first quarter of the current year versus the first quarter of the prior year, as $20.0 million of long-term debt was paid off in the second quarter of Fiscal 2001. Interest income was also reduced by $0.9 million as lower effective interest rates were earned on lower average cash balances.

Net earnings in the first quarter of Fiscal 2002 were $0.1 million or $0.00 per diluted share, compared to $20.3 million, or $0.71 per diluted share, in the prior year first quarter. This decrease in net income was principally a result of the settlement with the U. S. Government recognized in the prior year, as discussed above.

DISCONTINUED OPERATIONS

During the fourth quarter of Fiscal 2001, the Company announced its intention to sell the Petroleum Equipment segment's blowout preventer and controls, valve, and drilling riser business, and as a result, these activities were reclassified for reporting purposes for all periods shown as discontinued operations. Net losses from these activities for the first quarter of Fiscal 2002 and the first quarter of Fiscal 2001 were $0.7 million and $0.1 million, respectively. Also included in discontinued operations in the current quarter was a provision for a financial guarantee related to the discontinued gas turbine business. In addition, $0.6 million of expense was included in discontinued operations in the first quarter of Fiscal 2001 related to a reserve for taxes associated with previously discontinued gas turbine operations.

Discontinued Petroleum Equipment segment sales for the first quarter were $9.2 million and $13.7 million for Fiscal 2002 and 2001, respectively. The corporate allocations previously allocated to the discontinued Petroleum Equipment segment are now absorbed by the remaining continuing operations, resulting in a restatement of operating profit by segment versus that which was originally reported in 2001.

In total, discontinued operations accounted for a loss of $1.1 million, or $0.04 per diluted share, in the first quarter of Fiscal 2002 and

$0.7 million, or $0.02 per diluted share, in the first quarter of Fiscal 2001.

The Company is currently unable to reliably predict the timing of any final sale of the discontinued operations formerly associated with its Petroleum Equipment segment. However, there is the potential for making a final decision on the sale of these businesses sometime during the second or early third quarter.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

Effective February 1, 2002, the Company adopted two statements promulgated by the Financial Accounting Standards Board, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for business combinations and SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires that the balance sheet valuation of goodwill and other intangible assets be evaluated for impairment at least annually. Further, it requires that amortization of goodwill cease. Any transition charges recognized upon implementation of SFAS No. 142 have been accounted for as a cumulative effect of a change in accounting principle and recorded net of tax. In the first quarter of Fiscal 2002, the company recognized a pre-tax impairment charge of $5.5 million to goodwill primarily related to the Airline Products segment ($3.7 million after tax) and ceased amortization on the $7.5 million of remaining unamortized goodwill. The Company's goodwill amortization for Fiscal 2001 was $0.9 million.

SEGMENT DATA

The Company's management analyzes financial results in six business segments based on distinct product and customer types: Power Products, Distributed Energy Solutions, Tactical Vehicle Systems, Petroleum Equipment, Airline Products, and Other Business Activities. Such segments are described below along with analyses of their respective results of operations.

The Power Products segment, which markets and services a wide range of industrial equipment, recorded sales in the first quarter of Fiscal 2002 of $150.0 million, compared to $136.6 million in the first quarter of Fiscal 2001. The increase in revenue resulted from a higher level of service and parts sales related to aftermarket activities. Within the service component of the business, there was an increased level of warranty work for the Company's supply partners which are typically at lower margin rates and a higher component of compensation expense, both of which put downward pressure on the service margins achieved for the quarter. Despite this, an improvement in the mix of other products sold led to an operating profit of $3.7 million in the current quarter versus $1.6 million in the prior year first quarter. While the Company continues its focus on cost and asset management in this segment and anticipates improved margin performance, it is not currently experiencing order patterns which indicate a near-term increase in sales volume.

The Distributed Energy Solutions segment was established in the fourth quarter of Fiscal 2001 and represents activities associated with the reciprocating power generation equipment business. Sales for this segment were $11.8 million in the current year first quarter versus $31.0 million in the same period of the prior year. The decrease of $19.2 million is principally related to sales of large turnkey power generation contracts that were completed in Fiscal 2001 and not replaced in the first quarter of Fiscal 2002. This reduction in volume led to an operating loss in the current quarter of $2.2 million compared to breakeven in the first quarter of Fiscal 2001. The orders filled by the Distributed Energy Solutions segment tend to be large in volume and sporadic as to timing, which causes large swings in the sales level for this segment. The order backlog for this segment has increased $12.0 million during the quarter to $52.3 million. The Company believes that the growth in backlog is an indicator that this segment will realize a higher level of sales in the second quarter of Fiscal 2002 than in the first quarter.

The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U.S. Army and others, recorded sales of $115.5 million in the first quarter of Fiscal 2002 compared to $108.5 million in the same period a year ago. Operating profit for the quarter totaled $14.9 million, compared with $17.5 million in the first quarter of Fiscal 2001, excluding the one-time benefit in Fiscal 2001 of a $20.8 million claim settlement with the U. S. Government. After removing the impact of this prior-year item, operating margins for the current quarter were somewhat lower than the prior year due to lower equipment margins resulting from increased costs associated with the Company's efforts to win a third multi-year contract of the FMTV and other projects and a change in the mix of products sold. The Company expects the mix of products sold will remain relatively constant in the second quarter. During the second quarter of Fiscal 2002, the Company expects sales in this segment to be slightly lower while continued expenditures on activities associated with the effort to win a third multi-year contract of the FMTV and other contracts will exert downward pressure on margins.

The U.S. Army exercised an option to award a fifth program year to the current contract, which added $374 million to the backlog for this segment in the fourth quarter of Fiscal 2001. Deliveries under this award should begin in October 2002 and are expected to be completed by September 2003.

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

Production by the successful bidder for the new multi-year contract is anticipated to begin in October of FY2004. If this expectation proves to be correct and if the U.S. Army chooses not to incur a production break for the FMTV, there may be an opportunity for an additional one-year extension to the Company's current multi-year contract for the FMTV. This extension would provide for continued deliveries of the FMTV through September 2004.

The Petroleum Equipment segment manufactures equipment for the oil and gas exploration, production, and well stimulation industries. Sales in this segment were $6.5 million for the first quarter of Fiscal 2002 versus the $21.0 million reported for the same period last year. The decrease in sales for this segment was primarily attributable to the generally lower business levels in the oil and gas markets and the completion of several large equipment orders for well stimulation equipment in the prior year. This lower volume was the primary contributor to the operating loss for the first quarter of this year which was $0.5 million compared to an operating profit of $1.5 million in the same period of the prior year. During the quarter, the backlog for this segment increased to $20.2 million versus $17.8 million at the end of Fiscal 2001. Sales for the second quarter of Fiscal 2002 are expected to be somewhat higher than the first quarter, but still lower than the prior year.

The Airline Products segment, which manufactures airline ground support products, mobile railcar movers, and snow blowers, recorded sales of $14.3 million in the first quarter of Fiscal 2002, compared with $24.1 million in the same quarter last year. The airline industry has been adversely impacted by the events of September 11, and this segment is currently operating at below breakeven levels. Operating losses for the first quarter of Fiscal 2002 and Fiscal 2001 were $3.1 million and $4.4 million, respectively. Actions taken in prior quarters to reduce the breakeven level for this segment are being realized as costs were in line with expectations and the Company believes it is positioned to take advantage of any market recovery. The Company anticipates an improvement in the financial results of this segment during the remainder of Fiscal 2002. Sales for the second quarter of Fiscal 2002 are expected to be slightly higher than those recognized in the first quarter.

Other business activities not identified in a specific segment include predominantly the sales of gas compression equipment and wheelchair lifts. Sales in the first quarter of Fiscal 2002 were $1.6 million, versus $6.5 million for the comparable period last year. First quarter operating loss was $0.4 million compared to a $0.2 million operating profit in last year's first quarter.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders as of May 4, 2002 and January 31, 2002 were as follows:

                                        -------------------------------
                                          May 4,             January 31,
                                          2002                  2002
                                        -------------------------------
                                                 ( In millions)

Power Products                          $    49.1             $    51.4
Distributed Energy Solutions                 52.3                  40.3
Tactical Vehicle Systems                    582.7                 686.0
Petroleum Equipment
    - Continuing                             20.2                  17.8
    - Discontinued                           11.2                  14.0
Airline Products                              7.6                   6.9
All Other                                     6.8                   4.3
                                        -------------------------------
                                        $   729.9             $   820.7
                                        ===============================


Total unfilled orders decreased $90.8 million during the quarter. The Tactical Vehicle Systems segment ("TVS") backlog includes the fifth option year exercised by the U.S. Government, but continued to decline as the Company completed work on the second multi-year contract for the FMTV. Backlog for the portion of the Company's business excluding TVS increased modestly by $12.5 million, principally as a result of a $12.0 million increase in the backlog in the Distributed Energy Solutions segment.

Over the coming months, the Company expects the backlog in its Tactical Vehicle Systems segment to continue to decrease as existing contractual orders are filled.


LIQUIDITY AND CAPITAL RESOURCES

The balance in cash and cash equivalents at the end of the quarter was $67.3 million, $14.1 million less than at the end of Fiscal 2001. During the first quarter of Fiscal 2002, cash of $2.5 million was consumed by operations, $2.2 million of which was used by discontinued operations. The use of cash resulted primarily from a lower balance of accounts payable as a result of the timing of payments to vendors at the end of Fiscal 2001 and the timing of purchases of certain inventory prior to the end of Fiscal 2001. Partially offsetting this impact was a receipt of a tax refund from the U. S. Government during the first quarter. Investing activities consumed $9.5 million during the first quarter, principally for expenditures related to the continued construction on a fabrication facility at its Tactical Vehicle Systems segment and certain investments in long-term rental equipment. Financing activities used $2.2 million, principally for the payment of dividends.

The Company's sources of cash liquidity include cash and equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends, and other financial commitments. At May 4, 2002 the Company had no borrowings outstanding under an unsecured revolving debt facility that could provide up to approximately $144 million, net of $6 million outstanding under a $25 million letter of credit sub facility. This revolving facility matures during Fiscal 2004. In addition, the Company has $55 million in senior notes outstanding.

The Company's unsecured long-term notes, which include the revolving credit notes and senior notes, were issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, rentals, and other items. Additional covenants in the revolving credit notes require the Company to maintain a minimum tangible net worth and interest coverage. The Company is not in violation of any such covenants. Since these requirements are calculated from earnings and cash flow, dividends could be restricted indirectly. Dividends at the current level are not restricted as of the date of this report.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements that are based on management's current expectations, estimates, and projections. These statements are not guarantees of future performance and involve a number of risks, uncertainties, and assumptions and are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Many factors, including those discussed more fully elsewhere in this release and in the Company's filings with the Securities and Exchange Commission, particularly its latest annual report on Form 10-K, as well as others, could cause results to differ materially from those stated. Specific important factors that could cause actual results, performance, or achievements to differ materially from such forward-looking statements include risk of competition, risks relating to technology, risks of general economic conditions, risks of oil and gas industry economic conditions, risks of airline industry economic conditions, risks as to terrorist attacks on the U.S. and their impact on the U.S. economy, risks relating to personnel, risks of dependence on government, inherent risks of government contracts, risks of claims and litigation, risks of product defects, risks as to foreign sales and global trade matters, risks as to cost controls, risks as to information technology, risks as to acquisitions, risks as to currency fluctuations, risks as to environmental and safety matters, risks as to distributorships, and credit risks, all as more specifically outlined in the Company's latest annual report on Form 10-K. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, inflation and currency exchange rates and other future factors. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


Form 8-K Report Date - February 20, 2002 (Preliminary Fourth Quarter And Year End Results)
Items Reported - Item 5.  Other Events
                 Item 7.  Exhibits

Form 8-K Report Date - March 22, 2002 (Fiscal Fourth Quarter Earnings Release And Conference Call Schedule)
Items Reported - Item 5.  Other Events
                 Item 7.  Exhibits

Form 8-K Report Date - March 27, 2002 (Fiscal Year End And Fourth Quarter Results)
Items Reported - Item 5.  Other Events
                 Item 7.  Exhibits

Form 8-K Report Date - March 29, 2002 (Segment Information)
Items Reported - Item 5.  Other Events
                 Item 7.  Exhibits

Form 8-K Report Date - April 10, 2002 (Presentation To Investors)
Items Reported - Item 7.  Exhibits
                 Item 9.  Regulation FD Disclosure Form 8-K Report Date - April 10, 2002 (Presentation To Investors)

Form 8-K Report Date - April 23, 2002 (Dividend Announcement)
Items Reported - Item 5.  Other Events
                 Item 7.  Exhibits

Form 8-K Report Date - April 26, 2002 (Change In Registrant's Certifying Accountant)
Items Reported - Item 4.  Change In Registrant's Certifying Accountant
                 Item 7.  Exhibits


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of June 2002.

STEWART & STEVENSON SERVICES, INC.


By:  /S/  MICHAEL L. GRIMES
Michael L. Grimes
President and Chief Executive Officer
(Principal Executive Officer)


By:  /S/ JOHN B. SIMMONS
John B. Simmons
Vice President and Chief Financial Officer
(Principal Financial Officer and Chief
Accounting Officer)

EXHIBIT INDEX

 EXHIBIT NUMBER AND DESCRIPTION


None