Form 10-Q
period 2002-08-03
STEWART & STEVENSON SERVICES INC
filed 2002-09-16
CIK 94328

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2002

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


COMMON STOCK, WITHOUT PAR VALUE                        28,490,849 SHARES
          (Class)                             (Outstanding at September 4, 2002)

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. (the "Company"):

Consolidated Condensed Statements of Financial Position - August 3, 2002 and January 31, 2002.

Consolidated Condensed Statements of Earnings - Three and Six Months Ended August 3, 2002 and July 28, 2001.

Consolidated Condensed Statements of Cash Flows - Three and Six Months Ended August 3, 2002 and July 28, 2001.

Consolidated Condensed Statements of Comprehensive Income - Three and Six Months Ended August 3, 2002 and July 28, 2001.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    AUGUST 3, 2002    JANUARY 31, 2002
                                                                    --------------    ----------------
                                                                      (Unaudited)         (Audited)
ASSETS
CURRENT ASSETS
   Cash and equivalents                                             $       99,341    $         81,438
   Accounts and notes receivable, net                                      143,228             163,841
   Recoverable costs and accrued profits not yet billed                      4,768                  --
   Inventories                                                             242,878             226,059
   Excess of current cost over LIFO values                                 (43,387)            (42,132)
   Other current assets                                                     22,271              33,503
   Total assets of discontinued operations                                  34,943              42,869
                                                                    --------------    ----------------
       TOTAL CURRENT ASSETS                                                504,042             505,578
                                                                    --------------    ----------------

PROPERTY, PLANT AND EQUIPMENT, NET                                         129,030             124,004
DEFERRED INCOME TAX ASSET                                                    5,392               3,237
INVESTMENTS AND OTHER ASSETS                                                12,933              16,236
                                                                    --------------    ----------------
       TOTAL ASSETS                                                 $      651,397    $        649,055
                                                                    ==============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                    $        2,081    $          3,114
   Accounts payable                                                         48,291              69,514
   Accrued payrolls and incentives                                          15,081              19,379
   Current portion of long-term debt                                        30,250                 250
   Billings in excess of incurred costs                                     67,987              39,874
   Other current liabilities                                                31,044              22,622
   Total liabilities of discontinued operations                             11,877              10,204
                                                                    --------------    ----------------
      TOTAL CURRENT LIABILITIES                                            206,611             164,957

COMMITMENTS AND CONTINGENCIES

LONG-TERM DEBT                                                              26,600              56,600
ACCRUED POSTRETIREMENT BENEFITS AND PENSION                                 34,299              32,281
OTHER LONG-TERM LIABILITIES                                                  4,425               3,984
                                                                    --------------    ----------------
    TOTAL LIABILITIES                                                      271,935             257,822
                                                                    --------------    ----------------
SHAREHOLDERS' EQUITY
  Common stock, without par value, 100,000,000 shares authorized;
    28,489,224 and 28,444,281 shares issued and outstanding at
    August 3, 2002 and January 31, 2002, respectively                       54,812              54,176
  Accumulated other comprehensive loss                                      (9,932)             (8,744)
  Retained earnings                                                        334,582             345,801
                                                                    --------------    ----------------
      TOTAL SHAREHOLDERS' EQUITY                                           379,462             391,233
                                                                    --------------    ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $      651,397    $        649,055
                                                                    ==============    ================


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          ------------------------------    -----------------------------
                                                          AUGUST 3, 2002   JULY 28, 2001    AUGUST 3, 2002  JULY 28, 2001
                                                          --------------   -------------    --------------  -------------
                                                                    (Unaudited)                       (Unaudited)
Sales                                                       $   278,843      $ 372,999         $ 576,434      $ 693,156
Cost of sales                                                   237,743        318,904           491,691        592,892
                                                              ---------      ---------         ---------      ---------

Gross profit                                                     41,100         54,095            84,743        100,264

Recovery of costs incurred, net                                      --             --                --        (20,800)
Selling and administrative expenses                              34,401         34,379            69,534         67,835
Interest expense                                                    815          1,496             1,920          3,316
Interest and investment income                                     (373)          (897)             (711)        (2,111)
Other income, net                                                  (492)          (269)             (513)          (292)
                                                            -----------      ---------         ---------      ---------
                                                                 34,351         34,709            70,230         47,948

Earnings from continuing operations before income taxes           6,749         19,386            14,513         52,316
Income tax expense                                                2,194          7,073             4,930         19,376
                                                            -----------      ---------         ---------      ---------
NET EARNINGS FROM CONTINUING OPERATIONS
  BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                4,555         12,313             9,583         32,940
Earnings (loss) from discontinued operations, net of
  taxes of $(3,285), $209, $(2,610), and $468                    (5,451)           701            (6,680)           407
Loss from disposal of discontinued operations,
  net of tax of $(2,705)                                         (5,551)            --            (5,551)            --
Cumulative effect of change in accounting, net of
  taxes of $(1,798)                                                  --             --            (3,682)            --
                                                            -----------      ---------         ---------      ---------
NET EARNINGS (LOSS)                                         $    (6,447)     $  13,014         $  (6,330)     $  33,347
                                                            ===========      =========         =========      =========


Weighted average shares outstanding:
   Basic                                                         28,483         28,327            28,469         28,206
   Diluted                                                       28,754         29,146            28,761         28,927

Earnings (loss) per share:
  Basic
     Continuing operations before cumulative effect         $      0.16      $    0.43         $    0.34      $    1.17
     Discontinued operations                                      (0.39)          0.02             (0.43)          0.01
     Cumulative effect of change in accounting                       --             --             (0.13)            --
                                                            -----------      ---------         ---------      ---------
     NET EARNINGS (LOSS) PER SHARE                          $     (0.23)     $    0.46         $   (0.22)     $    1.18
                                                            ===========      =========         =========      =========

Diluted
     Continuing operations before cumulative effect         $      0.16      $    0.42         $    0.33      $    1.14
     Discontinued operations                                      (0.38)          0.02             (0.43)          0.01
     Cumulative effect of change in accounting                       --             --             (0.13)            --
                                                            -----------      ---------         ---------      ---------
     NET EARNINGS (LOSS) PER SHARE                          $     (0.22)     $    0.45         $   (0.22)     $    1.15
                                                            ===========      =========         =========      =========


Cash dividends per share                                    $     0.085      $   0.085         $   0.170      $   0.170


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     ------------------------------   ------------------------------
                                                                     AUGUST 3, 2002   JULY 28, 2001   AUGUST 3, 2002   JULY 28, 2001
                                                                     --------------   -------------   --------------   -------------
                                                                               (Unaudited)                      (Unaudited)
OPERATING ACTIVITIES
   Net earnings from continuing operations                            $   4,555        $  12,313        $   5,901       $  32,940
   Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                      5,572            4,697           10,424           9,466
       Change in operating assets and liabilities net of the effect of acquisition, divestiture and discontinued operations:
          Accounts and notes receivable, net                             23,411           16,266           20,613         (32,734)
          Recoverable costs and accrued profits not yet billed           (3,787)           9,247           (4,768)         11,829
          Inventories, net                                              (10,085)          (7,792)         (15,565)        (13,246)
          Other current and noncurrent assets                            (3,169)           1,021           12,383             720
          Accounts payable                                                3,225           (5,792)         (21,224)        (12,854)
          Accrued payrolls and incentives                                (3,517)           5,032           (4,298)         (1,324)
          Billings in excess of incurred costs                           23,209           12,852           28,113          22,097
          Other current liabilities                                       1,028          (15,789)           8,421           6,251
          Accrued postretirement benefits & pension                       1,226              645            2,017           1,820
          Other long-term liabilities                                      (665)           1,052             (748)            788
                                                                      ---------        ---------        ---------       ---------
   NET CASH PROVIDED BY CONTINUING OPERATIONS                            41,003           33,752           41,269          25,753
   NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                   112            5,424           (2,631)          9,032
                                                                      ---------        ---------        ---------       ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                             41,115           39,176           38,638          34,785
                                                                      ---------        ---------        ---------       ---------

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment                        (6,806)          (9,522)         (16,802)        (20,163)
   Proceeds from sale of business assets                                     --               --               --           2,323
   Disposal of property, plant and equipment, net                           807              438            1,351           1,285
                                                                      ---------        ---------        ---------       ---------
   NET CASH USED IN INVESTING ACTIVITIES                                 (5,999)          (9,084)         (15,451)        (16,555)
                                                                      ---------        ---------        ---------       ---------

FINANCING ACTIVITIES
   Payments on long-term borrowings                                          --          (20,080)              --         (20,131)
   Net short-term borrowings (payments)                                    (985)          (1,254)          (1,033)         (2,142)
   Dividends paid                                                        (2,419)          (2,391)          (4,887)         (4,776)
   Exercise of stock options                                                312            5,591              636           6,062
                                                                      ---------        ---------        ---------       ---------
   NET CASH USED IN FINANCING ACTIVITIES                                 (3,092)         (18,134)          (5,284)        (20,987)
                                                                      ---------        ---------        ---------       ---------

Increase (Decrease) in cash and equivalents                              32,024           11,958           17,903          (2,757)
Cash and equivalents, beginning of period                                67,317           95,459           81,438         110,174
                                                                      ---------        ---------        ---------       ---------
Cash and equivalents, end of period                                   $  99,341        $ 107,417        $  99,341       $ 107,417
                                                                      =========        =========        =========       =========

Cash Paid For:
   Interest                                                           $   2,185        $   3,578        $   2,534       $   4,101
   Taxes (excluding refunds)                                              2,991           17,989            3,463          18,377

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   -------------------------------    -------------------------------
                                                   AUGUST 3, 2002    JULY 28, 2001    AUGUST 3, 2002    JULY 28, 2001
                                                   --------------    -------------    --------------    -------------
                                                             (Unaudited)                        (Unaudited)
Net earnings (loss)                                $       (6,447)   $      13,014    $       (6,330)   $      33,347

Unrealized gain on forward contracts, net of tax              397               --               284               --

Currency translation loss                                  (1,239)             (22)           (1,472)             (86)
                                                   --------------    -------------    --------------    -------------

Comprehensive income (loss)                        $       (7,289)   $      12,992    $       (7,518)   $      33,261
                                                   ==============    =============    ==============    =============


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three and six months ended August 3, 2002 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2003.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, the Company's fiscal year 2002 (hereinafter referred to as "Fiscal 2002") commenced on February 1, 2002 and ends on January 31, 2003. In addition, other years are referred to in the same manner. The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The second quarter of Fiscal 2002 began on May 5, 2002 and ended on August 3, 2002.

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

NOTE B - SEGMENT INFORMATION

Financial information relating to industry segments with a reconciliation to earnings from continuing operations before income taxes is as follows (IN THOUSANDS EXCEPT PERCENTAGES):

                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                      --------------------------------     --------------------------------
                                      AUGUST 3, 2002     JULY 28, 2001     AUGUST 3, 2002     JULY 28, 2001
                                      --------------     -------------     --------------     -------------
SALES                                           (Unaudited)                          (Unaudited)
-----
  Tactical Vehicle Systems            $      105,404     $     108,771     $      220,865     $     217,265
  Power Products                             129,658           153,084            279,186           288,555
  Distributed Energy Solutions                17,832            62,683             29,615            93,732
  Petroleum Equipment                          8,792            24,073             15,310            45,107
  Airline Products                            17,157            22,878             31,458            46,987
  Other Business Activities                       --             1,510                 --             1,510
                                      --------------     -------------     --------------     -------------
    Total                             $      278,843     $     372,999     $      576,434     $     693,156
                                      ==============     =============     ==============     =============

OPERATING PROFIT (LOSS)
  Tactical Vehicle Systems            $       15,554     $      16,231     $       30,459     $      54,474
  Power Products                                 480             3,403              4,130             4,790
  Distributed Energy Solutions                (2,063)            4,906             (4,271)            4,949
  Petroleum Equipment                         (1,533)            1,592             (2,105)            3,078
  Airline Products                            (1,572)           (2,597)            (4,702)           (6,976)
  Other Business Activities                      (57)               (3)              (213)              (41)
                                      --------------     -------------     --------------     -------------
    Total                                     10,809            23,532             23,298            60,274

NON-OPERATING INCOME (EXPENSE)
   Corporate expenses, net                    (3,618)           (3,547)            (7,576)           (6,753)
   Interest income                               373               897                711             2,111
   Interest expense                             (815)           (1,496)            (1,920)           (3,316)
                                      --------------     -------------     --------------     -------------
Earnings from continuing operations
   before income taxes                $        6,749     $      19,386     $       14,513     $      52,316
                                      ==============     =============     ==============     =============

OPERATING PROFIT (LOSS) PERCENTAGE
  Tactical Vehicle Systems                      14.8%             14.9%              13.8%             25.1%
  Power Products                                 0.4               2.2                1.5               1.7
  Distributed Energy Solutions                 (11.6)              7.8              (14.4)              5.3
  Petroleum Equipment                          (17.4)              6.6              (13.7)              6.8
  Airline Products                              (9.2)            (11.4)             (14.9)            (14.8)
  Other Business Activities                      0.0              (0.2)               0.0              (2.7)
  Total                                          3.9               6.3                4.0               8.7

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

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company adopted SFAS No. 144 in the fourth quarter of Fiscal 2001, which resulted in the reclassification of certain operations as discontinued. Other than such reclassification, there was no material impact to the Company resulting from adoption.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that an entity recognize costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and not at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of adoption on its results of operations.

NOTE D - COMMITMENTS AND CONTINGENCIES

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. Performance type letters of credit totaled approximately $1.7 million as of August 3, 2002.

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

The Company is a defendant in a suit brought by Diamond Offshore on May 30, 2002, arising out of claims relating to marine riser manufactured by the Company and purchased by Diamond Offshore for use on its Ocean Baroness semi-submersible drilling rig, Cause No. 2002-27831; DIAMOND OFFSHORE INTERNATIONAL CORPORATION, DIAMOND OFFSHORE COMPANY, AND DIAMOND OFFSHORE COMPANY D/B/A DIAMOND OFFSHORE DRILLING CO. V. STEWART & STEVENSON SERVICES, INC.; In the District Court of Harris County, Texas 125th Judicial District Court ("Baroness Litigation"). The suit seeks to recover damages in an unspecified amount allegedly incurred as a result of a parting of the marine riser during deep water drilling operations. The Company is vigorously defending the suit. It is presently impossible to determine the actual costs that may be incurred to resolve this matter or whether the resolution will have a material adverse effect on the Company's results of operations, though the Company believes it is adequately reserved as of the balance sheet date

On or about September 13, 2001, Diamond Offshore placed a purchase order with the Company for another marine riser, for use on the Ocean Rover semi-submersible drilling rig. The Company was fulfilling this order, when, on August 19, 2002, Diamond amended its petition in the Baroness Litigation to seek a declaration that Diamond has no further contractual obligations to the Company under the Ocean Rover riser purchase order. On August 21, 2002, before being served with Diamond Offshore's amended petition in the Baroness Litigation, the Company filed a lawsuit against Diamond Offshore, Cause No. 2002-42419; STEWART & STEVENSON SERVICES, INC. V. DIAMOND OFFSHORE COMPANY, AND DIAMOND OFFSHORE COMPANY D/B/A DIAMOND OFFSHORE DRILLING CO.; In the District Court of Harris County Texas, 151st Judicial District Court ("Rover Litigation"), seeking to recover damages, including attorneys' fees. On August 30, 2002, the 151st Judicial District Court, SUA SPONTE, transferred the Rover Litigation to the 125th Judicial Court where the Baroness Litigation is pending.

From time to time, the Company is subject to various environmental remediation requirements at certain of its facilities. The Company believes that the exposure associated with such requirements will not have a material adverse impact on the Company's financial position or liquidity.

The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury, and warranty matters normally incident to the Company's business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which the Company conducts its business. Although the Company maintains certain insurance policies and has established reserves that it believes to be adequate in each case, an unforeseen outcome in such cases may have a material adverse impact on the results of operations in the period it occurs.

The Company has provided certain guarantees in support of its customers' financing of purchases from the Company in the form of debt guarantees. The amount of such guarantees is approximately $1.3 million as of August 19, 2002.

The Company leases certain property and equipment from third parties under operating lease arrangements of varying terms whose annual rentals are less than 1% of consolidated sales.

NOTE E - GOVERNMENT CONTRACTING

The U.S. government is one of the Company's key customers. As such, decreased government spending or termination of significant government programs could adversely affect its business. The Company's Tactical Vehicle Systems segment depends largely on U.S. government expenditures. In recent years, government contracts in such segment have accounted for substantial percentages of its annual revenues and operating income. The Company is currently in production year four of its second multi-year contract with the U.S. Department of the Army ("U.S. Army") for production of the Family of Medium Tactical Vehicles ("FMTV"). The U.S. Army exercised an option to award a fifth program year to the current contract, which begins in October 2002 and is expected to be completed by September 2003. The U.S. Army holds an additional option to award a sixth program year that, if exercised by the U.S. Army, could extend production of the FMTV through September 2004. The funding of the FMTV contract is subject to the inherent uncertainties of Congressional appropriations. As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the FMTV contract must be funded annually by the U.S. Department of the Army and may be terminated at any time for the convenience of the government. As of August 3, 2002, funding in the amount of approximately $1.5 billion for the FMTV contract had been authorized and appropriated by the U.S. Congress, $450 million of which is allocated to future production under the existing contract. If the FMTV contract is terminated, other than for the Company's default (in which event there could be serious adverse consequences and claims against the Company), it provides for termination charges that will reimburse the Company for certain allowable costs but not necessarily for all costs.

As the Company's current contract with the U.S. Army for production of the FMTV is nearing completion, it will be necessary for the Company to secure additional contracts to have continued success in this segment. The Company has been awarded a contract for the first phase of the competitive bid process for the next multi-year contract for production of the FMTV and is currently competing for the final award. The U.S. Army is scheduled to make its decision as to the final award of the next multi-year contract during the first quarter of Fiscal 2003. The U.S. Army will determine the award by a competitive bid process, and there can be no assurance that the Company will be successful in such regard or that its competitor will not be more successful than it will be in this or coming bids and awards for tactical vehicles. Even if the Company does receive the award, there can be no assurance that operating margins will be at the same level as the existing FMTV contract.

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

NOTE F - DISCONTINUED OPERATIONS

During the fourth quarter of Fiscal 2001, the Company announced its intention to sell the Petroleum Equipment segment's blowout preventer and controls, valve, and drilling riser business, and as a result, these activities were reclassified for reporting purposes for all periods shown as discontinued operations. The net operational loss from these activities in the second quarter of Fiscal 2002 was $7.7 million ($5.2 million, net of income taxes) and the net profit in the second quarter of Fiscal 2001 was $0.8 million ($0.5 million, net of income taxes). For the first half of Fiscal 2002 net operational loss from these operations was $8.7 million ($5.9 million, net of income taxes), while the net profit for the first half of Fiscal 2001 was $0.7 million ($0.5 million, net of income taxes). The second quarter loss resulted from this business operating at below breakeven levels, as well as provisions made for warranty and other issues. In addition, the Company recognized a loss from disposal of discontinued operations, net of tax, of $8.3 million ($5.6 million, net of income taxes) in the second quarter of Fiscal 2002, resulting from the anticipated sale of these operations, as further discussed below under the heading, "Subsequent Events."

Loss from discontinued operations, net also includes the gas compression equipment sales operations previously reported as Other Business Activities. The Company is currently exiting this business and is preparing to close and offer for sale its facility used in the packaging of such equipment. Sales for this business during the second quarter of Fiscal 2002 and Fiscal 2001 were $5.0 million and $3.3 million, respectively and $6.7 million and $9.8 million for the first half of Fiscal 2002 and Fiscal 2001, respectively. Net earnings for this business during the second quarter of Fiscal 2002 and Fiscal 2001 were breakeven and $0.2 million ($0.1 million, net of income taxes), respectively, and for the first half of Fiscal 2002 and 2001 were breakeven and $0.6 million ($0.4 million, net of income taxes), respectively.

In addition, the loss from discontinued operations includes the Company's wheelchair lift business, which is being offered for sale and which was previously reported as part of the Power Products segment. Sales for this business were $1.2 million in the second quarter of the current year and $1.3 for the second quarter of Fiscal 2001. For the first half, sales were $1.6 million in the current year and $2.4 million in the prior year. Net earnings for this business during the second quarter of Fiscal 2002 and Fiscal 2001 were breakeven and $0.2 million ($0.1 million, net of income taxes), respectively and breakeven and $0.3 million ($0.2 million, net of income taxes) for the first half of Fiscal 2002 and Fiscal 2001, respectively.

The corporate expenses previously allocated to each of these discontinued businesses are now absorbed by the remaining continuing operations, resulting in a restatement of operating profit by segment versus that which was originally reported in prior periods.

Also included in discontinued was a provision for a financial guarantee related to the discontinued gas turbine business of $0.5 million ($0.3 million, net of income taxes) and $1.1 million ($0.7, net of income taxes) for the three and six months ended August 3, 2002, respectively, net of the impact of income taxes, as further discussed below, under the heading, "Subsequent Events."

In total, net of taxes, discontinued operations accounted for a loss of $11.0 million, or $0.38 per diluted share, in the second quarter of Fiscal 2002 versus a profit of $0.7 million, or $.02 per diluted share, in the second quarter of Fiscal 2001. For the first half, net of taxes, discontinued operations accounted for a loss of $12.2 million in the current year and a profit of $0.4 million in the prior year.

NOTE G - RECONCILIATION OF BASIC TO DILUTED SHARES OUTSTANDING

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share as presented on the Consolidated Condensed Statements of Earnings.


---------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)                       THREE MONTHS ENDED                 SIX MONTHS ENDED
---------------------------------------------------------------------------------------------------------------------------
                                                         AUGUST 3, 2002    JULY 28, 2001    AUGUST 3, 2002    JULY 28, 2001
                                                         --------------    -------------    --------------    -------------
Numerator:
   Net earnings available to common shareholders
      From continuing operations before
        cumulative effect of change in accounting        $        4,555    $      12,313    $        9,583    $      32,940
      From discontinued operations                              (11,002)             701           (12,231)             407
      From cumulative effect of change
        in accounting                                                --               --            (3,682)              --
                                                         --------------    -------------    --------------    -------------
      Net earnings                                       $       (6,447)   $      13,014    $       (6,330)   $      33,347
                                                         ==============    =============    ==============    =============

Denominator:
   Denominator for basic earnings per share -
      Weighted-average shares outstanding                        28,483           28,327            28,469           28,206
   Effect of dilutive securities:
      Employee and director stock options                           271              819               292              721
                                                         --------------    -------------    --------------    -------------
   Denominator for diluted earnings per share -
      Adjusted weighted-average shares outstanding               28,754           29,146            28,761           28,927
                                                         ==============    =============    ==============    =============

Basic earnings (loss) per share
   From continuing operations before cumulative effect   $         0.16    $        0.43    $         0.34             1.17
   From discontinued operations                                   (0.39)            0.02             (0.43)            0.01
   From cumulative effect of change in accounting                    --               --             (0.13)              --
                                                         --------------    -------------    --------------    -------------
   Net earnings                                          $        (0.23)   $        0.46    $        (0.22)   $        1.18
                                                         ==============    =============    ==============    =============

Diluted earnings (loss) per share
   From continuing operations before cumulative effect   $         0.16    $        0.42    $         0.33    $        1.14
   From discontinued operations                                   (0.38)            0.02             (0.43)            0.01
   From cumulative effect of change in accounting                    --               --             (0.13)              --
                                                         --------------    -------------    --------------    -------------
   Net earnings                                          $        (0.22)   $        0.45    $        (0.22)   $        1.15
                                                         ==============    =============    ==============    =============

Number of anti-dilutive stock options outstanding                 1,396              235             1,361              235


NOTE H - RECOVERY OF COSTS INCURRED

In Fiscal 1998, the Company filed a claim with the U.S. Government seeking recovery of costs incurred resulting from delays from the original production plan in the first multi-year FMTV contract. The U.S. Army and the Company participated in a voluntary dispute resolution process resulting in a $22.0 million settlement. The settlement was netted against $1.2 million in related expenses and is included in the Fiscal 2001 first half results. The net amount of $20.8 million is presented on the Company's Consolidated Condensed Statements of Earnings in the caption entitled, "Recovery of costs incurred, net."


NOTE I - SUBSEQUENT EVENTS

On August 15, 2002 the Company announced that it had paid $6.1 million to a financial institution in connection with an obligation under a guarantee related to certain gas turbine equipment in Argentina. The equipment was exported to Argentina by the Company's discontinued gas turbine operation in 1996. The payment was precipitated by the Argentine financial crisis and the Company was required to fund the obligation by the terms of the agreement with the financial institution. The gas turbine equipment provides electrical power to the town of Rio Grande in Argentina. The Company recorded this payment as an asset and is currently evaluating its rights under an export insurance credit policy procured in connection with the transaction and its rights with the Argentine end user of the equipment. A pre-tax expense of $0.6 million and $0.5 million were recorded in the first and second quarters of Fiscal 2002, respectively. The Company believes it is adequately reserved for the risk associated with this transaction as of the end of the second quarter of Fiscal 2002.

On August 28, 2002, the Company signed an agreement to sell the previously discontinued blowout preventer, valve, elastomer, and drilling riser business for $14.75 million to Cooper Cameron Corporation. When the transaction consummated on September 13, 2002, the Company sold certain assets and retained certain contracts and related assets as well as the receivables and certain liabilities of the business, including warranty responsibility for products sold before closing as well as warranty responsibility for retained contracts to be completed. In some cases, the Company has agreements with customers on commitments to support its products. In connection with the sale, the Company wrote down the assets by $5.6 million, net of tax.

Also on August 28, 2002, the Company announced an organizational restructuring of its Power Products segment, the intent of which is to reduce operational costs. The Company expects to recognize expense associated with this restructuring in the third quarter of Fiscal 2002. While a final analysis of this organizational restructuring is pending, the Company is unable to estimate the associated costs.

NOTE J - BORROWING ARRANGEMENTS

The Company's sources of cash liquidity include cash and equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends, and other financial commitments. At August 3, 2002 the Company had no borrowings outstanding under an unsecured revolving debt facility that could provide up to approximately $143 million, net of $7 million outstanding under a $25 million letter of credit sub facility, subject to the Company's obtaining an amendment as discussed below. This revolving facility matures during Fiscal 2004. In addition, the Company has $55 million in senior notes outstanding, $30 million of which is due in May of 2003.

The Company's unsecured long-term notes, which include the revolving credit facility and senior notes, were issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, rentals, and other items. Additional covenants in the revolving credit facility require the Company to maintain a minimum tangible net worth and interest coverage. The Company is not in violation of any covenants related to its senior notes or the minimum tangible net worth requirement of its revolving credit facility. However, it was in violation of the minimum interest coverage ratio requirement of the revolving credit facility (under which it has no borrowings) as of the balance sheet date. As a result, the Company has obtained a waiver from its lenders relating to the minimum interest coverage ratio covenant. The waiver is in effect for the second quarter of Fiscal 2002. The Company must be in compliance with the original covenant at the end of the third quarter, which it expects to do.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's Form 10-K and notes thereto for the fiscal year ended January 31, 2002. The following discussion contains forward-looking statements. In connection therewith, please see the cautionary statements contained therein and the heading labeled "Factors That May Affect Future Results" below, which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, the Company's fiscal year 2002 (hereinafter referred to as "Fiscal 2002") commenced on February 1, 2002 and ends on January 31, 2003. Other years are referred to in the same manner. The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The second quarter of Fiscal 2002 commenced on May 5, 2002 and ended on August 3, 2002, while the second quarter of Fiscal 2001 commenced on April 29, 2001 and ended on July 28, 2001.

RESULTS OF OPERATIONS

Sales for the second quarter of Fiscal 2002 were $278.8 million compared to sales of $373.0 million in the same period a year ago. Of the $94 million decrease, $45 million was in the Distributed Energy Solutions segment and was due to certain large turnkey power generation projects that were completed in the prior year which were not repeated in the current quarter. Other segments of the Company also contributed to the decrease in sales, as further discussed below in "Segment Data." The Company's gross profit percentage improved slightly to 14.7% in the current quarter from 14.5% in the second quarter of Fiscal 2001.

Recovery of costs incurred, net represents a recovery pursuant to a certified claim with the U.S. Government for costs incurred by the Company resulting from production delays in the first multi-year Family of Medium Tactical Vehicles ("FMTV") contract in the Tactical Vehicle Systems segment. A settlement of $22.0 million was reached during the first quarter of Fiscal 2001, which was reduced by $1.2 million in related expenses for legal and professional services. No such recovery was received in the first half of Fiscal 2002.

Selling and administrative expenses for the second quarter of Fiscal 2002 were $34.4 million, or 12.3% of sales, versus $34.4 million, or 9.2% of sales in the comparable quarter of Fiscal 2001. Spending in the current quarter was impacted by higher costs associated with bid preparation and other projects at TVS, higher insurance costs, and ongoing costs incurred in implementing the JD Edwards software in the remaining Power Products locations. Offsetting this higher spending was an improvement in efficiency and a reduction in headcount.

Interest expense is $0.8 million lower in the second quarter of the current year versus the second quarter of the prior year, as $20.0 million of long-term debt was paid off in the second quarter of Fiscal 2001. In addition, $0.3 million of interest related to the self-construction of certain major capital projects was capitalized in the current year. The reduction of interest income in the current quarter as compared to the second quarter of the prior year results from lower average invested cash at lower effective interest rates.

Net earnings from continuing operations before cumulative effect of change in accounting in the second quarter of Fiscal 2002 were $4.6 million or $0.16 per diluted share, compared to $12.3 million, or $0.42 per diluted share, in the prior year second quarter. This decrease in net income was principally a result of decreased sales volume in all segments of the Company's business, as further discussed below.

DISCONTINUED OPERATIONS

During the fourth quarter of Fiscal 2001, the Company announced its intention to sell the Petroleum Equipment segment's blowout preventer and controls, valve, and drilling riser business, and as a result, these activities were reclassified for reporting purposes for all periods shown as discontinued operations. The net operational loss from these activities in the second quarter of Fiscal 2002 was $5.2 million and the net profit in the second quarter of Fiscal 2001 was $0.5 million. For the first half of Fiscal 2002 net operational loss from these operations was $5.9 million, while the net profit for the first half of Fiscal 2001 was $0.5 million. The second quarter loss resulted from this business operating at below breakeven levels, as well as provisions made for warranty and other issues. In addition, the Company recognized a loss from disposal of discontinued operations, net of tax, of $5.6 million in the second quarter of Fiscal 2002, resulting from the anticipated sale of these operations, as further discussed below under the headings, "Subsequent Events" and "Legal Proceedings."

Loss from discontinued operations, net also includes the gas compression equipment sales operations previously reported as Other Business Activities. The Company is currently exiting this business and is preparing to close and offer for sale its facility used in the packaging of such equipment. Sales for this business during the second quarter of Fiscal 2002 and Fiscal 2001 were $5.0 million and $3.3 million, respectively and $6.7 million and $9.8 million for the first half of Fiscal 2002 and Fiscal 2001, respectively. Net earnings for this business during the second quarter of Fiscal 2002 and Fiscal 2001 were breakeven and 0.1 million, respectively, and for the first half of Fiscal 2002 and 2001 were breakeven and $0.4 million, respectively.

In addition, the loss from discontinued operations includes the Company's wheelchair lift business, which is being offered for sale and which was previously reported as part of the Power Products segment. Sales for this business were $1.2 million in the second quarter of the current year and $1.3 for the second quarter of Fiscal 2001. For the first half, sales were $1.6 million in the current year and $2.4 million in the prior year. Net earnings for this business during the second quarter of Fiscal 2002 and Fiscal 2001 were breakeven and $0.1 million, respectively and breakeven and $0.2 million for the first half of Fiscal 2002 and Fiscal 2001, respectively.

The corporate expenses previously allocated to each of these discontinued businesses are now absorbed by the remaining continuing operations, resulting in a restatement of operating profit by segment versus that which was originally reported in prior periods.

Also included in discontinued operations was a provision for a financial guarantee related to the discontinued gas turbine business of $0.3 million and $0.7 for the three and six months ended August 3, 2002, respectively, net of the impact of income taxes, as further discussed below, under the heading, "Subsequent Events."

In total, net of taxes, discontinued operations accounted for a loss of $11.0 million, or $0.38 per diluted share, in the second quarter of Fiscal 2002 versus a profit of $0.7 million, or $.02 per diluted share, in the second quarter of Fiscal 2001. For the first half, net of taxes, discontinued operations accounted for a loss of $12.2 million in the current year and a profit of $0.4 million in the prior year.


CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING

Effective February 1, 2002, the Company adopted two statements promulgated by the Financial Accounting Standards Board, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for business combinations and SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires that the balance sheet valuation of goodwill and other intangible assets be evaluated for impairment at least annually. Further, it requires that amortization of goodwill cease. Any transition charges recognized upon implementation of SFAS No. 142 have been accounted for as a cumulative effect of a change in accounting principle and recorded net of tax. In the first quarter of Fiscal 2002, the Company recognized a pre-tax impairment charge of $5.5 million ($3.7 million after tax) to goodwill primarily related to the Airline Products segment and ceased amortization on the $7.5 million of remaining unamortized goodwill. The Company's goodwill amortization for Fiscal 2001 was $0.9 million.

SEGMENT DATA

The Company's management analyzes financial results in five business segments based on distinct product and customer types: Power Products, Distributed Energy Solutions, Tactical Vehicle Systems, Petroleum Equipment, and Airline Products. Other businesses not otherwise classified are shown as Other Business Activities. Such segments are described below along with analyses of their respective results of operations.

The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U.S. Army and others, recorded sales of $105.4 million in the second quarter of Fiscal 2002 compared to $108.8 million in the same period a year ago and were in line with expectations that were set at the first quarter earnings release. For the first half, sales were $220.9 million versus $217.3 million for the first half of Fiscal 2001. Operating profit for the quarter totaled $15.6 million, compared with $16.2 million in the second quarter of Fiscal 2001 and $30.5 million and $54.5 million for the first half of Fiscal 2002 and Fiscal 2001, respectively. The first half of Fiscal 2001 included a $20.8 million net recovery of costs incurred, which led to the large decrease in operating profit year over year. Operating margins of 14.8% for the current quarter were relatively unchanged compared to the prior quarter of 2001 but were improved from the 12.9% margins in the first quarter of this year. Increased spending on bid preparation and other projects has been substantially offset by productivity improvements and reduced spending realized in other aspects of the business. The Company anticipates the maintenance of operating margins in the current range for the second half of the year with the potential for a slight increase in sales.

In the fourth quarter of Fiscal 2001, the U.S. Army exercised an option to award a fifth program year to the current production contract, which added $374 million to the backlog for this segment. Deliveries under this award should begin in October 2002 and are expected to be completed by September 2003. As of August 3, 2002, funding in the amount of approximately $1.5 billion for the FMTV contract had been authorized and appropriated by the U.S. Congress, $450 million of which is allocated to future production under the existing contract.

As the current contract with the U.S. Army for production of the FMTV is nearing completion, the Company continues its preparation for the next multi-year contract award. The Company has completed a contract under the first phase of the competitive bid process and is currently competing for the final award. The Company cannot reliably predict when the U.S. Army will make its decision as to the final award for the new production contract or whether the Company will receive the award, but the decision is scheduled to be made during the Company's first quarter of Fiscal 2003 and the Company believes its proposal will be competitive. Even if the Company receives the award, there can be no assurance that operating margins will be at the same level as the existing FMTV contract. Continued success in this segment is dependent on securing additional contracts after completion of the current contract for production of the FMTV at acceptable operating margins.

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

During the second quarter of Fiscal 2002, the Tactical Vehicle Systems segment submitted a bid to the United Kingdom's Ministry of Defence ("UK MoD") pursuant to a request for proposals for their multi-year requirement for over 8,000 trucks. The Company is responding to this opportunity with a United Kingdom-based consortium of entities that all have extensive experience meeting the demanding requirements of the Ministry of Defence. The Company cannot reliably predict when the UK MoD will make its decision as to the final award for the production contract or whether the Company will receive the award, but the decision is expected to be made in the first quarter of Fiscal 2003. The Company cannot reliably predict the outcome of the contract unless and until the contract is awarded to the Company. Production on this contract, should it be awarded to the Company, is expected to begin after Fiscal 2003.
The Power Products segment, which markets and services a wide range of industrial equipment, recorded sales in the second quarter of Fiscal 2002 of $129.7 million, compared to $153.1 million in the second quarter of Fiscal 2001. Sales for the first half of the current year were $279.2 million versus $288.6 million in Fiscal 2001. The sales decrease was the result of lower equipment sales across all areas and most product lines and markets within which this segment operates. The decrease has been particularly apparent in the oil and gas and power generation markets. In the second quarter of Fiscal 2002, operating profit was $0.5 million versus $3.4 million in the second quarter of Fiscal 2001. For the first half of Fiscal 2002, operating profit was $4.1 million versus $4.8 million in the first half of Fiscal 2001. Although this business is continuing to reduce costs, the lower volume of sales was the primary factor contributing to the lower operating profit for the quarter. Recently announced strategic leadership changes, as described beneath the heading, "Subsequent Events" below, should allow for increased focus on growth, as well as on operational and cost improvements.

As mentioned above, beneath the heading, "Discontinued Operations," the Company has reclassified for reporting purposes its wheelchair lift business, which was previously reported as a part of the Power Products segment. During the third quarter of Fiscal 2001, the Company sold its John Deere distributorship in Casper, Wyoming, and recognized $3.1 million and $5.5 million of sales in the second quarter and first half of Fiscal 2001, respectively. The Power Products segment's quarter-over-quarter and year-over-year comparative results are unfavorably impacted by this sale. There remain future opportunities in this segment. As environmental restrictions on new Class 8 trucks potentially become more onerous, new trucks may be produced with inferior fuel economy, causing operators to operate older equipment longer, thereby increasing the age of the industry-wide fleet. Such an aging could increase the demand for this segment's service and parts. However, sales in the second half of the year are anticipated to continue at or below the levels experienced in the first half of the year as recoveries in these markets are not expected in the near term.

The Distributed Energy Solutions segment was established in the fourth quarter of Fiscal 2001 and represents activities associated with the higher-horsepower reciprocating power generation equipment business. Second quarter sales were $17.8 million as compared to sales of $62.7 million in the same period of Fiscal 2001. First half sales were $29.6 million as compared to $93.7 million in the same period of Fiscal 2001. Prior year sales included certain large turnkey power generation projects that were completed during Fiscal 2001 for which no similar contracts were completed in the current quarter. Second quarter operating loss totaled $2.1 million compared to an operating profit of $4.9 million in the comparable period of last year. For the first half of Fiscal 2002, the operating loss was $4.3 million compared to an operating profit of $4.9 million for the first half of Fiscal 2001. The contracts in this segment tend to be large in volume and sporadic as to timing, which causes large swings in the sales level of this segment. The Company is beginning to realize some cost reductions that should result in somewhat higher margin rates on the sales made in the second half of the year, although it may still be operating this segment at below breakeven sales. Despite this, there has been an increased volume of quote activity, but there can be no assurance that this will convert to additional backlog in the near future.

The Petroleum Equipment segment manufactures equipment for the oil and gas exploration, production, and well stimulation industries. Sales in this segment were $8.8 million for the second quarter of Fiscal 2002 versus $24.1 million reported for the same period last year. For the first six months of Fiscal 2002, sales were $15.3 million, as compared to sales of $45.1 million for the same period of Fiscal 2001. The decrease in sales for this segment was primarily attributable to the generally lower levels of business in prior periods that resulted in delays in receiving new equipment orders. The order rate has recently increased, primarily in the international markets, as reflected in the backlog at the end of the second quarter of $45.0 million. The lower sales volume and lower manufacturing productivity were the primary contributors to the operating loss for the second quarter which totaled $1.5 million compared to an operating profit of $1.6 million in the previous year and a loss of $2.1 million for the first half of the current year versus an operating profit of $3.1 million in the prior year. Execution of some of the larger orders in the backlog is underway, which should be reflected in higher revenues for this segment in the second half of the year as compared to the first half.

The Airline Products segment, which manufactures airline ground support products, mobile railcar movers, and snow blowers, recorded sales of $17.2 million in the second quarter of Fiscal 2002, compared with $22.9 million in the same quarter last year. Sales for the first six months of Fiscal 2002 and 2001 were $31.5 million and $47.0 million, respectively. The airline industry continues to experience weak demand and low fares and the industry has announced cutbacks in flights, and reduction of capital expenditures as well as cost cutting initiatives. It is not clear when a recovery can be expected, and the lower level of industry-wide capital spending has resulted in continued revenue levels below breakeven for this business. A similar level of sales is expected to continue for the second half of the year. Operating loss for the second quarter of Fiscal 2002 was $1.6 million, which compares to an operating loss of $2.6 million in the same quarter last year. Operating loss for the first half of Fiscal 2002 was $4.7 million and $7.0 million for the same period of the prior year. Costs were in line with expectations and higher margins are being realized on the sales made during the quarter. The improvements are a result of the restructuring efforts that were completed during 2001.
Other business activities not identified in a specific segment previously included predominantly the gas compression equipment packaging business. The Company is currently exiting this business and is preparing to close and offer for sale its facility used in the packaging of gas compression equipment. As a result, this activity has been reclassified for reporting purposes as a discontinued business. See "Discontinued Operations" above.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders as of August 3, 2002 and May 4, 2002 were as follows:

                                        ------------------------
                                        AUGUST 3,         MAY 4,
                                          2002             2002
                                        ------------------------
                                              (In millions)
      Tactical Vehicle Systems           $496.9           $582.7
      Power Products                       56.9             49.1
      Distributed Energy Solutions         33.8             52.3
      Petroleum Equipment                  45.0             20.2
      Airline Products                      3.8              7.6
                                         ------           ------
                                         $636.4           $711.9
                                         ======           ======


Total unfilled orders decreased $75.5 million during the quarter. The Tactical Vehicle Systems segment ("TVS") backlog includes the fifth option year exercised by the U.S. Government, but continued to decline as the Company completed scheduled work on the second multi-year contract for the FMTV. Backlog for the portion of the Company's business excluding TVS increased modestly by $10.3 million, as shown above.

Over the coming months, the Company expects the backlog in its Tactical Vehicle Systems segment to continue to decrease as existing contractual orders are filled.

LIQUIDITY AND CAPITAL RESOURCES

The balance in cash and cash equivalents at the end of the quarter was $99.3 million, $17.9 million more than at the end of Fiscal 2001. During the first half of Fiscal 2002, cash of $41.3 million was provided by continuing operations, while $2.6 million was used by discontinued operations. The earning of cash related primarily to the collection of certain receivables and the timing of government funding of production of the FMTV. Partially offsetting such increases in cash was a decrease in accounts payable as a result of the timing of payments. Investing activities consumed $15.5 million during the first half, principally for expenditures related to the continued construction of a fabrication facility at its Tactical Vehicle Systems segment and certain investments in long-term rental equipment. Financing activities used $5.3 million, principally for the payment of dividends.

The Company's sources of cash liquidity include cash and equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends, and other financial commitments. At August 3, 2002 the Company had no borrowings outstanding under an unsecured revolving debt facility that could provide up to approximately $143 million, net of $7 million outstanding under a $25 million letter of credit sub facility, subject to the Company's obtaining an amendment as discussed below. This revolving facility matures during Fiscal 2004. In addition, the Company has $55 million in senior notes outstanding, $30 million of which is due in May of 2003.

The Company's unsecured long-term notes, which include the revolving credit facility and senior notes, were issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, rentals, and other items. Additional covenants in the revolving credit facility require the Company to maintain a minimum tangible net worth and interest coverage. The Company is not in violation of any covenants related to its senior notes or the minimum tangible net worth requirement of its revolving credit facility. However, it was in violation of the minimum interest coverage ratio requirement of the revolving credit facility (under which it has no borrowings) as of the balance sheet date. As a result, the Company has obtained a waiver from its lenders relating to the minimum interest coverage ratio covenant. The waiver is in effect for the second quarter of Fiscal 2002. The Company must be in compliance with the original covenant at the end of the third quarter, which it expects to do.

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

SUBSEQUENT EVENTS

On August 15, 2002 the Company announced that it had paid $6.1 million to a financial institution in connection with an obligation under a guarantee related to certain gas turbine equipment in Argentina. The equipment was exported to Argentina by the Company's discontinued gas turbine operation in 1996. The payment was precipitated by the Argentine financial crisis and the Company was required to fund the obligation by the terms of the agreement with the financial institution. The gas turbine equipment provides electrical power to the town of Rio Grande in Argentina. The Company recorded this payment as an asset and is currently evaluating its rights under an export insurance credit policy procured in connection with the transaction and its rights with the Argentine end user of the equipment. A pre-tax expense of $0.6 million and $0.5 million were recorded in the first and second quarters of Fiscal 2002, respectively. The Company believes it is adequately reserved for the risk associated with this transaction as of the end of the second quarter of Fiscal 2002.

On August 28, 2002, the Company signed an agreement to sell the previously discontinued blowout preventer, valve, elastomer, and drilling riser business for $14.75 million to Cooper Cameron Corporation. When the transaction consummated on September 13, 2002, the Company sold certain assets and retained certain contracts and related assets as well as the receivables and certain liabilities of the business, including warranty responsibility for products sold before closing as well as warranty responsibility for retained contracts to be completed. In some cases, the Company has agreements with customers on commitments to support its products. Associated with this anticipated sale, the Company wrote down the assets of the businesses to expected sales value by $5.6 million, net of tax.

Also on August 28, 2002, the Company announced an organizational restructuring of its Power Products segment, the intent of which is to reduce operational costs. The Company expects to recognize expense associated with this restructuring in the third quarter of Fiscal 2002. While a final analysis of this organizational restructuring is pending, the Company is unable to estimate the associated costs.

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

In addition, the following factors should be considered:

RISKS OF GENERAL ECONOMIC CONDITIONS. Our commercial operations are cyclical and dependent for success on the general economic well-being of the United States and certain other world markets. A general economic downturn could adversely affect demand for our products and services. In 2001 and the first half of 2002, there was a marked period of economic slowdown and there are still some signs that we are in a period of a world economic slowdown. If the United States or world economies fail to recover or decline, the demand for, and price of, our products and services could be adversely affected, thus adversely affecting our revenues and income. Further, other general market conditions such as increased inflation and higher interest rates could also adversely impact our revenues and results of operations. In our forward-looking statements we have assumed that a worldwide recession or material downturn in the United States economy, to the extent they may exist at present, will not continue or worsen and that we are not entering a new and significant down-cycle in our markets or a period of significantly increasing inflation and interest rates.

RISKS OF DEPENDENCE ON GOVERNMENT AND FAILURE TO OBTAIN NEW GOVERNMENT CONTRACTS. Because the U.S. government is one of our key customers, decreased government spending or termination of significant government programs could adversely affect our business. Our Tactical Vehicle Systems segment depends largely on U.S. Government expenditures. In recent years, government contracts in such segment have accounted for substantial percentages of our annual revenues and operating income. We are currently in production year four of our second multi-year contract with the U.S. Department of the Army ("U.S. Army") for production of the Family of Medium Tactical Vehicles ("FMTV"). The U.S. Army exercised an option to award a fifth program year to the current contract, which begins in October 2002 and is expected to be completed by September 2003. The U.S. Army holds an additional option to award a sixth program year that, if exercised by the U.S. Army, could extend production of the FMTV through September 2004. The funding of the new FMTV contract is subject to the inherent uncertainties of Congressional appropriations. As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the FMTV contract must be funded annually by the U.S. Department of the Army and may be terminated at any time for the convenience of the government. As of August 3, 2002, funding in the amount of approximately $1.5 billion for the FMTV contract had been authorized and appropriated by the U.S. Congress, $450 million of which is allocated to future production under the existing contract. If the FMTV contract is terminated, other than for our default (in which event there could be serious adverse consequences and claims against us), the contract includes a provision under which we will be reimbursed for certain allowable costs but not necessarily for all costs. As our current contract with the U.S. Army for production of the FMTV is nearing completion, it will be necessary for us to secure additional contracts for us to have continued success in this segment. We have been awarded a contract under the first phase of the competitive bid process for the next multi-year contract for production of the FMTV and are currently competing for the final award. The U.S. Army is scheduled to make its decision as to the final award of the next multi-year contract during our first quarter of Fiscal 2003. The U.S. Army will determine the award by a competitive bid process, and there can be no assurance that we will be successful in such regard or that our competitor will not be more successful than we will be in this or coming bids and awards for tactical vehicles. Even if we do receive the award, there can be no assurance that operating margins will be at the same level as the existing FMTV contract. Moreover, there can be no assurance as to whether future governmental spending will adequately support our business in this area, and substantial decreases in government spending, the loss of the U.S. government as a customer or the cancellation of key significant government programs could materially and adversely affect our operations. Even if government spending in general continues at current levels, we are not assured that we can compete effectively as to the receipt of specific government orders and contract awards or as to the timing thereof. In our forward-looking statements, we have assumed that we will continue to have satisfactory benefits from our government contracting business.

RISK AS TO LICENSES. Our Power Products and Petroleum Equipment segments are dependent upon and subject to certain state motor vehicle licensing requirements. Generally, such licenses are renewed annually. While these licenses have been renewed on a regular basis in the past, there can be no assurance that any particular license will be renewed in the future. The termination of, or failure to renew, key licenses could have a material adverse impact on our operations. We have assumed in our forward-looking statements that our principal licenses will not be terminated and/or will be renewed as they come up for renewal.

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

The Company is a defendant in a suit brought by Diamond Offshore on May 30, 2002, arising out of claims relating to marine riser manufactured by the Company and purchased by Diamond Offshore for use on its Ocean Baroness semi-submersible drilling rig, Cause No. 2002-27831; DIAMOND OFFSHORE INTERNATIONAL CORPORATION, DIAMOND OFFSHORE COMPANY, AND DIAMOND OFFSHORE COMPANY D/B/A DIAMOND OFFSHORE DRILLING CO. V. STEWART & STEVENSON SERVICES, INC.; In the District Court of Harris County, Texas 125th Judicial District Court ("Baroness Litigation"). The suit seeks to recover damages in an unspecified amount allegedly incurred as a result of a parting of the marine riser during deep water drilling operations. The Company is vigorously defending the suit.

On or about September 13, 2001, Diamond Offshore placed a purchase order with the Company for another marine riser, for use on the Ocean Rover semi-submersible drilling rig. The Company was fulfilling this order, when, on August 19, 2002, Diamond amended its petition in the Baroness Litigation to seek a declaration that Diamond has no further contractual obligations to the Company under the Ocean Rover riser purchase order. On August 21, 2002, before being served with Diamond Offshore's amended petition in the Baroness Litigation, the Company filed a lawsuit against Diamond Offshore, Cause No. 2002-42419; STEWART & STEVENSON SERVICES, INC. V. DIAMOND OFFSHORE COMPANY, AND DIAMOND OFFSHORE COMPANY D/B/A DIAMOND OFFSHORE DRILLING CO.; In the District Court of Harris County Texas, 151st Judicial District Court ("Rover Litigation"), seeking to recover damages, including attorneys' fees. On August 30, 2002, the 151st Judicial District Court, SUA SPONTE, transferred the Rover Litigation to the 125th Judicial Court where the Baroness Litigation is pending.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Form 8-K Report Date - May 8, 2002 (Fiscal 2002 First Quarter Earnings Release And Conference Call Schedule)
Items Reported -  Item 5.  Other Events
                  Item 7.  Exhibits

Form 8-K Report Date - June 4, 2002 (Fiscal First Quarter Results) Items Reported - Item 5. Other Events
                  Item 7.  Exhibits

Form 8-K Report Date - June 13, 2002 (Dividend Announcement)
Items Reported -  Item 5.  Other Events
                  Item 7.  Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of September 2002.

STEWART & STEVENSON SERVICES, INC.


By:  /s/  Michael L. Grimes
    ----------------------------------
Michael L. Grimes
President and Chief Executive Officer
(Principal Executive Officer)


By:  /s/  John B. Simmons
    ----------------------------------
John B. Simmons
Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER AND DESCRIPTION

None

            CERTIFICATION PURSUANT TO THE JUNE 27, 2002 ORDER OF THE
         SECURITIES AND EXCHANGE COMMISSION PURSUANT TO SECTION 21(a)(1)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FILE NO. 4-460)

        STATEMENT UNDER OATH OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
               FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES
                        RELATING TO EXCHANGE ACT FILINGS

I, Michael L. Grimes, state and attest that:

     1. To the best of my knowledge, based upon a review of the covered reports of Stewart & Stevenson Services, Inc., and, except as corrected or supplemented in a subsequent covered report:

          o no covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and

          o no covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

     2. I have reviewed the contents of this statement with the Company's audit committee.

     3. In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

          o Annual Report on Form 10-K for the year ended January 31, 2002 of Stewart & Stevenson Services, Inc. filed with the Commission;

          o all reports on Form 10-Q, all reports on Form 8-K and all definitive proxy materials of Stewart & Stevenson Services, Inc. filed with the Commission subsequent to the filing of the Form 10-K identified above; and

          o    any amendments to any of the foregoing.


Name:                                   Subscribed and sworn to before me this
                                        13th day of September, 2002

/s/ Michael L. Grimes                   /s/  Rita Schaulat
-----------------------------------     ---------------------------------------
Michael L. Grimes                       Notary Public State of Texas
Principal Executive Officer
                                        My Commission Expires:
Date: September 13, 2002
     ------------------------------     November 20, 2005
                                        ---------------------------------------

            CERTIFICATION PURSUANT TO THE JUNE 27, 2002 ORDER OF THE
         SECURITIES AND EXCHANGE COMMISSION PURSUANT TO SECTION 21(a)(1)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FILE NO. 4-460)

        STATEMENT UNDER OATH OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
               FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES
                        RELATING TO EXCHANGE ACT FILINGS

I, John B. Simmons, state and attest that:

     1. To the best of my knowledge, based upon a review of the covered reports of Stewart & Stevenson Services, Inc., and, except as corrected or supplemented in a subsequent covered report:

          o no covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and

          o no covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

     2. I have reviewed the contents of this statement with the Company's audit committee.

     3. In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

          o Annual Report on Form 10-K for the year ended January 31, 2002 of Stewart & Stevenson Services, Inc. filed with the Commission;

          o all reports on Form 10-Q, all reports on Form 8-K and all definitive proxy materials of Stewart & Stevenson Services, Inc. filed with the Commission subsequent to the filing of the Form 10-K identified above; and

          o    any amendments to any of the foregoing.


Name:                                   Subscribed and sworn to before me this
                                        13th day of September, 2002

/s/  John B. Simmons                    /s/  Rita Schaulat
-----------------------------------     ---------------------------------------
John B. Simmons                         Notary Public State of Texas
Principal Financial Officer
                                        My Commission Expires:
Date: September 13, 2002
     ------------------------------     November 20, 2005
                                        ---------------------------------------

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                       SARBANES-OXLEY ACT OF 2002 AND THE
                          RULES AND REGULATIONS OF THE
                       SECURITIES AND EXCHANGE COMMISSION
                                PURSUANT THERETO

I, Michael L. Grimes, certify in connection with the quarterly report on Form 10-Q of Stewart & Stevenson Services, Inc. (the "Company") to which this certification is attached that

     1.   I have reviewed this quarterly report of the Company on Form 10-Q;

     2. based on my knowledge, this quarterly report on does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.


                                        /s/  Michael L. Grimes
                                        ---------------------------------------
                                        Name:  Michael L. Grimes
                                        Title: Principal Executive Officer

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                       SARBANES-OXLEY ACT OF 2002 AND THE
                          RULES AND REGULATIONS OF THE
                       SECURITIES AND EXCHANGE COMMISSION
                                PURSUANT THERETO

I, John B. Simmons, certify in connection with the quarterly report on Form 10-Q of Stewart & Stevenson Services, Inc. (the "Company") to which this certification is attached that

     1.   I have reviewed this quarterly report of the Company on Form 10-Q;

     2. based on my knowledge, this quarterly report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.


                                        /s/  John B. Simmons
                                        ---------------------------------------
                                        Name:  John B. Simmons
                                        Title: Principal Financial Officer

                  INFORMATIONAL ADDENDUM TO REPORT ON FORM 10-Q
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 NOT FILED PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

Solely for the purpose of Section 906 of the Sarbanes-Oxley Act of 2002, and solely to the extent this certification may be applicable to this Report on Form 10-Q, the undersigned hereby certify that this report on Form 10-Q of Stewart & Stevenson Services, Inc. fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Stewart & Stevenson Services, Inc.


                                        /s/  Michael L. Grimes
                                        ---------------------------------------
                                        Name:  Michael L. Grimes
                                        Title: Chief Executive Officer



                                        /s/  John B. Simmons
                                        ---------------------------------------
                                        Name:  John B. Simmons
                                        Title: Chief Financial Officer