Form 10-Q
period 2002-11-02
STEWART & STEVENSON SERVICES INC
filed 2002-12-16
CIK 94328

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2002

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes /X/    No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


COMMON STOCK, WITHOUT PAR VALUE                       28,490,849 SHARES
            (Class)                           (Outstanding at December 3, 2002)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. (the "Company"):

Consolidated Condensed Statements of Financial Position - November 2, 2002 and January 31, 2002.

Consolidated Condensed Statements of Earnings - Three and Nine Months Ended November 2, 2002 and October 27, 2001.

Consolidated Condensed Statements of Cash Flows - Three and Nine Months Ended November 2, 2002 and October 27, 2001.

Consolidated Condensed Statements of Comprehensive Income - Three and Nine Months Ended November 2, 2002 and October 27, 2001.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          NOVEMBER 2, 2002       JANUARY 31, 2002
                                                                          ----------------       ----------------
                                                                             (Unaudited)             (Audited)
ASSETS
CURRENT ASSETS
   Cash and equivalents                                                   $        118,427       $         81,438
   Accounts and notes receivable, net                                              146,063                166,123
   Recoverable costs and accrued profits not yet billed                             12,208                      -
   Inventories                                                                     243,145                230,300
   Excess of current cost over LIFO values                                         (43,688)               (42,132)
   Other current assets                                                             19,723                 33,503
   Total assets of discontinued operations                                          15,164                 40,693
                                                                          ----------------       ----------------
     TOTAL CURRENT ASSETS                                                          511,042                509,925
                                                                          ----------------       ----------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                 129,263                119,657
DEFERRED INCOME TAX ASSET                                                            3,312                  3,237
INVESTMENTS AND OTHER ASSETS                                                        12,581                 16,237
                                                                          ----------------       ----------------
     TOTAL ASSETS                                                         $        656,198       $        649,056
                                                                          ================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                          $          1,633       $          3,114
   Accounts payable                                                                 39,556                 71,270
   Accrued payrolls and incentives                                                  21,307                 19,402
   Current portion of long-term debt                                                30,250                    250
   Billings in excess of incurred costs                                             78,877                 39,874
   Other current liabilities                                                        34,924                 22,971
   Total liabilities of discontinued operations                                      4,973                  8,078
                                                                          ----------------       ----------------
     TOTAL CURRENT LIABILITIES                                                     211,520                164,959

LONG-TERM DEBT                                                                      26,350                 56,600
ACCRUED POSTRETIREMENT BENEFITS AND PENSION                                         35,703                 32,281
OTHER LONG-TERM LIABILITIES                                                          3,781                  3,982
                                                                          ----------------       ----------------
     TOTAL LIABILITIES                                                             277,354                257,822
                                                                          ----------------       ----------------
SHAREHOLDERS' EQUITY
   Common stock, without par value, 100,000,000 shares
     authorized; 28,491,245 and 28,444,281 shares issued and
     outstanding at November 2, 2002 and January 31, 2002, respectively             54,819                 54,177
   Accumulated other comprehensive loss                                            (11,906)                (8,744)
   Retained earnings                                                               335,931                345,801
                                                                          ----------------       ----------------
     TOTAL SHAREHOLDERS' EQUITY                                                    378,844                391,234
                                                                          ----------------       ----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $        656,198       $        649,056
                                                                          ================       ================

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        -----------------------------------    -----------------------------------
                                                        NOVEMBER 2, 2002   OCTOBER 27, 2001    NOVEMBER 2, 2002   OCTOBER 27, 2001
                                                        ----------------   ----------------    ----------------   ----------------
                                                                    (Unaudited)                            (Unaudited)
Sales                                                   $        296,582   $        317,344    $        881,287   $      1,022,755
Cost of sales                                                    253,585            278,854             752,661            882,853
                                                        ----------------   ----------------    ----------------   ----------------

Gross profit                                                      42,997             38,490             128,626            139,902

Recovery of costs incurred, net                                        -            (18,200)                  -            (39,000)
Selling and administrative expenses                               34,549             38,603             105,036            106,487
Interest expense                                                   1,161              1,316               3,131              4,704
Interest and investment income                                      (485)              (706)             (1,197)            (2,817)
Other income, net                                                    (31)              (438)               (545)              (731)
                                                        ----------------   ----------------    ----------------   ----------------
                                                                  35,194             20,575             106,425             68,643

Earnings from continuing operations
  before income taxes                                              7,803             17,915              22,201             71,259
Income tax expense                                                 2,814              6,261               7,709             26,011
                                                        ----------------   ----------------    ----------------   ----------------
NET EARNINGS FROM CONTINUING OPERATIONS
  BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                 4,989             11,654              14,492             45,248
Earnings (loss) from discontinued operations, net of
  taxes of $(583), $35, $(3,831), and $(80)                       (1,223)                40              (7,826)              (146)
Loss from disposal of discontinued operations,
  net of taxes of $(2,705)                                             -                  -              (5,551)                 -
Cumulative effect of change in accounting, net of
  taxes of $(1,798)                                                    -                  -              (3,682)                 -
                                                        ----------------   ----------------    ----------------   ----------------
NET EARNINGS (LOSS)                                     $          3,766   $         11,694    $         (2,567)  $         45,102
                                                        ================   ================    ================   ================


Weighted average shares outstanding:
   Basic                                                          28,490             28,441              28,475             28,285
   Diluted                                                        28,585             29,002              28,701             28,951

Earnings (loss) per share:
   Basic
     Continuing operations before cumulative effect     $           0.18   $           0.41    $           0.51   $           1.60
     Discontinued operations                                       (0.04)                 -               (0.47)             (0.01)
     Cumulative effect of change in accounting                         -                  -               (0.13)                 -
                                                        ----------------   ----------------    ----------------   ----------------
     NET EARNINGS (LOSS) PER SHARE                      $           0.13   $           0.41    $          (0.09)  $           1.59
                                                        ================   ================    ================   ================

Diluted
     Continuing operations before cumulative effect     $           0.17   $           0.40    $           0.50   $           1.56
     Discontinued operations                                       (0.04)                 -               (0.47)             (0.01)
     Cumulative effect of change in accounting                         -                  -               (0.13)                 -
                                                        ----------------   ----------------    ----------------   ----------------
     NET EARNINGS (LOSS) PER SHARE                      $           0.13   $           0.40    $          (0.09)  $           1.56
                                                        ================   ================    ================   ================

Cash dividends per share                                $          0.085   $          0.085    $          0.255   $          0.255

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        -----------------------------------    -----------------------------------
                                                        NOVEMBER 2, 2002   OCTOBER 27, 2001    NOVEMBER 2, 2002   OCTOBER 27, 2001
                                                        ----------------   ----------------    ----------------   ----------------
                                                                    (Unaudited)                            (Unaudited)
OPERATING ACTIVITIES
  Net earnings from continuing operations               $          4,989   $         11,654    $         10,810   $         45,248
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                5,605              3,673              15,936             13,366
      Change in operating assets and liabilities net
        of the effect of acquisition, divestiture and
        discontinued operations:
         Accounts and notes receivable, net                       (1,319)           (20,577)             20,060            (52,902)
         Recoverable costs and accrued profits not
           yet billed                                             (7,440)                 -             (12,208)            11,829
         Inventories, net                                          1,408            (17,611)            (11,289)           (29,216)
         Other current and noncurrent assets                       4,981             (3,701)             17,359             (3,024)
         Accounts payable                                         (8,699)            18,292             (31,714)             4,992
         Accrued payrolls and incentives                           6,134             (1,074)              1,905             (2,410)
         Billings in excess of incurred costs                     10,890              1,830              39,003             23,927
         Other current liabilities                                 3,412                310              11,952              6,872
         Accrued postretirement benefits & pension                 1,674             (2,839)              3,692             (1,098)
         Other long-term liabilities                              (2,884)              (281)             (3,632)               507
                                                        ----------------   ----------------    ----------------   ----------------
  NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS            18,751            (10,324)             61,874             18,091
  NET CASH PROVIDED BY DISCONTINUED OPERATIONS                     8,288              1,317               3,803              7,956
                                                        ----------------   ----------------    ----------------   ----------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             27,039             (9,007)             65,677             26,047
                                                        ----------------   ----------------    ----------------   ----------------

INVESTING ACTIVITIES
  Expenditures for property, plant and equipment                  (5,942)           (13,226)            (22,744)           (33,511)
  Proceeds from sale of business assets                                -                  -                   -              2,323
  Disposal of property, plant and equipment, net                   1,100              1,707               2,452              2,845
                                                        ----------------   ----------------    ----------------   ----------------
  NET CASH USED IN INVESTING ACTIVITIES                           (4,842)           (11,519)            (20,292)           (28,343)
                                                        ----------------   ----------------    ----------------   ----------------

FINANCING ACTIVITIES
  Payments on long-term borrowings                                  (250)              (287)               (250)           (20,418)
  Payments on short-term notes payable, net                         (448)            (2,319)             (1,481)            (4,461)
  Dividends paid                                                  (2,422)            (2,417)             (7,309)            (7,193)
  Exercise of stock options                                            9                691                 644              6,753
                                                        ----------------   ----------------    ----------------   ----------------
  NET CASH USED IN FINANCING ACTIVITIES                           (3,111)            (4,332)             (8,396)           (25,319)
                                                        ----------------   ----------------    ----------------   ----------------

Increase (Decrease) in cash and equivalents                       19,086            (24,858)             36,989            (27,615)
Cash and equivalents, beginning of period                         99,341            107,417              81,438            110,174
                                                        ----------------   ----------------    ----------------   ----------------
Cash and equivalents, end of period                     $        118,427   $         82,559    $        118,427   $         82,559
                                                        ================   ================    ================   ================

Cash Paid For:
  Interest                                              $            172   $            755    $          2,706   $          4,856
  Taxes (excluding refunds)                                        1,083              5,883               3,617             24,260

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        -----------------------------------    -----------------------------------
                                                                    (Unaudited)                           (Unaudited)
                                                        NOVEMBER 2, 2002   OCTOBER 27, 2001    NOVEMBER 2, 2002   OCTOBER 27, 2001
                                                        ----------------   ----------------    ----------------   ----------------
Net earnings (loss)                                     $          3,766   $         11,694    $         (2,567)  $         45,102

Unrealized gain on forward contracts, net of tax                      52                  -                 336                  -

Currency translation loss                                         (2,025)              (148)             (3,498)              (234)
                                                        ----------------   ----------------    ----------------   ----------------

Comprehensive income (loss)                             $          1,793   $         11,546    $         (5,729)  $         44,868
                                                        ================   ================    ================   ================


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

STEWART & STEVENSON SERVICES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results of operations for the three and nine months ended
November 2, 2002 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2003.

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, the Company's fiscal year 2002 (hereinafter referred to as "Fiscal 2002") commenced on February 1, 2002 and ends on January 31, 2003. In addition, other fiscal years are referred to in the same manner. The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The third quarter of Fiscal 2002 began on August 4, 2002 and ended on November 2, 2002.

The accounting policies followed by the Company in preparing interim consolidated financial statements are similar to those described in the "Notes to Consolidated Financial Statements" in the Company's January 31, 2002 Form 10-K. An actual valuation of inventory under the last-in-first-out ("LIFO") method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Interim results are subject to the final year-end LIFO inventory valuation.

The accompanying consolidated condensed financial statements for Fiscal 2001 and related notes contain certain reclassifications to conform with the presentation used in Fiscal 2002.

NOTE B - SEGMENT INFORMATION
Financial information relating to industry segments with a reconciliation to earnings from continuing operations before income taxes is as follows (IN THOUSANDS EXCEPT PERCENTAGES):

                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        -----------------------------------    -----------------------------------
                                                        NOVEMBER 2, 2002   OCTOBER 27, 2001    NOVEMBER 2, 2002   OCTOBER 27, 2001
                                                        ----------------   ----------------    ----------------   ----------------
                                                                   (Unaudited)                             (Unaudited)
SALES
  Tactical Vehicle Systems                              $        113,715   $        103,771    $        334,581   $        321,036
  Power Products                                                 129,597            148,860             410,389            439,899
  Distributed Energy Solutions                                    18,285             15,020              47,899            108,752
  Petroleum Equipment                                             18,405             25,121              33,715             70,228
  Airline Products                                                16,580             17,664              48,038             64,651
  Other Business Activities                                            -              6,908               6,665             18,189
                                                        ----------------   ----------------    ----------------   ----------------
    Total                                               $        296,582   $        317,344    $        881,287   $      1,022,755
                                                        ================   ================    ================   ================

OPERATING PROFIT (LOSS)
  Tactical Vehicle Systems                              $         18,442   $         32,972    $         48,931   $         87,483
  Power Products                                                  (4,200)             3,277                 180              8,597
  Distributed Energy Solutions                                       635             (5,159)             (3,618)              (194)
  Petroleum Equipment                                                351             (1,077)             (1,748)             2,123
  Airline Products                                                (2,685)            (7,838)             (7,371)           (14,784)
  Other Business Activities                                         (669)             1,063                (556)             3,498
                                                        ----------------   ----------------    ----------------   ----------------
    Total                                                         11,874             23,238              35,818             86,723

NON-OPERATING INCOME (EXPENSE)
   Corporate expenses, net                                        (2,910)            (4,007)            (10,486)           (10,760)
   Interest expense                                               (1,161)            (1,316)             (3,131)            (4,704)
                                                        ----------------   ----------------    ----------------   ----------------
Earnings from continuing operations
   before income taxes                                  $          7,803   $         17,915    $         22,201   $         71,259
                                                        ================   ================    ================   ================

OPERATING PROFIT (LOSS) PERCENTAGE
  Tactical Vehicle Systems                                          16.2%              31.8%               14.6%              27.3%
  Power Products                                                    (3.2)%              2.2%                0.0%               2.0%
  Distributed Energy Solutions                                       3.5%             (34.3)%              (7.6)%             (0.2)%
  Petroleum Equipment                                                1.9%              (4.3)%              (5.2)%              3.0%
  Airline Products                                                 (16.2)%            (44.4)%             (15.3)%            (22.9)%
  Other Business Activities                                          0.0%              15.4%               (8.3)%             19.2%
  Total                                                              4.0%               7.3%                4.1%               8.5%

NOTE C - ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations entered into after June 30, 2001 and SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires that the balance sheet valuation of goodwill and other intangible assets be evaluated for impairment at least annually. Further, it requires that amortization of goodwill cease beginning with the Company's Fiscal 2002. Transition charges recognized upon implementation of SFAS No. 142 have been accounted for as a cumulative effect of a change in accounting principle. In the first quarter of Fiscal 2002, the Company recognized a pre-tax impairment charge associated primarily with the Airline Products segment of $5.5 million to goodwill ($3.7 million after tax, or $0.13 per share) and ceased amortization on the $7.5 million of remaining unamortized goodwill. The Company's goodwill amortization for Fiscal 2001 was $0.7 million.

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

NOTE D - COMMITMENTS AND CONTINGENCIES

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit. As of November 2, 2002, performance type letters of credit totaled approximately $4.0 million and other letters of credit totaled $4.0 million.

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

The Company is a defendant in a suit brought by Diamond Offshore on May 30, 2002, arising out of claims relating to a marine riser manufactured by the Company and purchased by Diamond Offshore for use on its Ocean Baroness semi-submersible drilling rig, Cause No. 2002-27831; DIAMOND OFFSHORE INTERNATIONAL CORPORATION, DIAMOND OFFSHORE COMPANY, AND DIAMOND OFFSHORE COMPANY D/B/A DIAMOND OFFSHORE DRILLING CO. v. STEWART & STEVENSON SERVICES, INC.; in the District Court of Harris County, Texas 125th Judicial District Court (the "Baroness Litigation"). The suit was filed following a parting of the marine riser during deep water drilling operations and seeks to recover damages in an unspecified amount.

In a separate transaction on or about September 13, 2001, Diamond Offshore placed a purchase order with the Company for a marine riser for use on its Ocean Rover semi-submersible drilling rig. The Company was fulfilling this order, when, on August 19, 2002, Diamond amended its petition in the Baroness Litigation to seek a declaration that Diamond has no further contractual obligations to the Company under the Ocean Rover riser purchase order. On August 21, 2002, before being served with Diamond Offshore's amended petition in the Baroness Litigation, the Company filed a separate lawsuit against Diamond Offshore seeking to recover damages, including attorneys' fees (the "Rover Litigation"). On August 30, 2002, the Court transferred the Rover Litigation to the 125th Judicial Court where the Baroness Litigation is pending. The two cases have been consolidated into one lawsuit in the 125th Judicial Court. The Company is vigorously prosecuting its claims against Diamond Offshore and defending the claims asserted against it by Diamond Offshore in this lawsuit.

The Company's primary general liability insurer has denied that it owes the Company a defense or indemnity for any of Diamond Offshore's claims in the Baroness Litigation. The Company disagrees, and has filed suit to determine this issue, in Cause No. 200259100; STEWART & STEVENSON SERVICES, INC. v. ACE AMERICAN INSURANCE COMPANY; in the District Court, Harris County, Texas, 281st Judicial District Court.

It is presently impossible to determine the ultimate outcome of these matters or whether the resolution will have a material adverse effect on the Company's financial statements, though the Company believes it is adequately reserved as of the balance sheet date.

In 2001, the Company received from the United States Environmental Protection Agency ("EPA") a Request for Information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, for information pertaining to the R&H Oil Company Site in San Antonio, Texas (the "Site"). Information provided to the Company by the EPA indicates that the Company may have sent waste oils to the Site for recycling in the late 1980s, and that such waste oils may potentially account for between one and two percent of the volume of total wastes received by the oil recycler at the Site. Since the Company expects to receive a claim for cleanup and other costs for this site, it has established additional reserves in the third quarter, which it believes to be adequate at this time. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, changes in these and other factors may result in actual costs exceeding the current environmental reserves. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

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

The Company has provided certain guarantees in support of its customers' financing of purchases from the Company in the form of debt guarantees. The amount of such guarantees has been reduced to approximately $0.5 million as of November 2, 2002.

The Company leases certain property and equipment from third parties under operating lease arrangements of varying terms whose annual rentals are less than 1% of consolidated sales.

NOTE E - GOVERNMENT CONTRACTING

The U.S. government is one of the Company's key customers. As such, decreased government spending or termination of significant government programs could adversely affect the Company's business. The Company's Tactical Vehicle Systems segment depends largely on U.S. government expenditures. In recent years, government contracts in such segment have accounted for substantially all of its annual revenues and operating income. The Company is currently in production year four of its second multi-year contract with the U.S. Department of the Army ("U.S. Army") for production of the Family of Medium Tactical Vehicles ("FMTV"). The U.S. Army exercised options to award a fifth and sixth program year to the current contract. The fifth program year began in October 2002 and the sixth is expected to be completed during September 2004. The funding of the FMTV contract is subject to the inherent uncertainties of Congressional appropriations. As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the FMTV contract must be funded annually by the U.S. Department of the Army and may be terminated at any time for the convenience of the government. As of November 2, 2002, funding in the amount of approximately $1.5 billion for the FMTV contract had been authorized and appropriated by the U.S. Congress, $354 million of which is allocated to future production under the existing contract. A second option year that extends production through September 2004 was funded by the U.S. Congress and awarded by the U.S. Army, subsequent to the end of the fiscal quarter. This second option year will add approximately $396 million to the backlog of the Tactical Vehicle Systems segment, which was not included in the backlog reported as of the end of the quarter. If the FMTV contract is terminated, other than for the Company's default (in which event there could be serious adverse consequences and claims against the Company), it provides for termination charges that will reimburse the Company for certain allowable costs but not necessarily for all costs. Under the FMTV contracts, billings on uncompleted contracts (which are permitted under performance based payment schedules) in excess of incurred costs and accrued profits, which relate to direct costs of manufacturing, engineering, and allocable overhead, are classified as current liabilities (approximately $70 million as of the balance sheet date) and reflect firm obligations to the U.S. Army to perform the contracts and ship vehicles. The Company's cash position at any time reflects the benefits of current liabilities arising from such arrangements since the Company receives cash from the U.S. Army in excess of its incurred costs and accrued profits.

As the Company's current contract with the U.S. Army for production of the FMTV is nearing completion, it will be necessary for the Company to secure additional contracts to have continued success in this segment. The Company has completed a contract for the first phase of the competitive bid process for the next multi-year contract for production of the FMTV and submitted its proposal for the final award on November 18, 2002. The U.S. Army is expected to make its decision as to the final award during the first quarter of Fiscal 2003. Production by the successful bidder for the new multi-year contract is anticipated to begin in October of 2004. The U.S. Army will determine the award by a competitive bid process, and there can be no assurance that the Company will be successful in such regard or that a competitor will not be more successful than the Company in this or coming bids and awards for tactical vehicles.

If the Company does receive the next multi-year FMTV award, it believes that profit margins would likely be lower than historical levels for the existing FMTV contract. Further, as the next multi-year contract award is for fewer trucks to be produced per fiscal year, revenue is forecasted to be lower relating to this contract unless the U.S. Army exercises options for additional production.

Continued success in this segment is dependent on securing additional contracts, such as the next multi-year contract award for the FMTV, after completion of the current contract, while maintaining acceptable operating margins.

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

NOTE F - DISCONTINUED OPERATIONS

During the fourth quarter of Fiscal 2001, the Company announced its intention to sell the Petroleum Equipment segment's blowout preventer and controls, valve, and drilling riser business, and as a result, these activities were reclassified for reporting purposes for all periods shown as discontinued operations. The net operating loss from these activities in the third quarter of Fiscal 2002 was $1.8 million ($1.2 million, net of income taxes) and the net profit in the third quarter of Fiscal 2001 was $0.1 million ($.05 million, net of income taxes). For the first three quarters of Fiscal 2002, the net operating loss from these operations was $10.5 million ($7.1 million, net of income taxes), while the net profit for the first three quarters of Fiscal 2001 was $0.8 million ($0.5 million, net of income taxes). The third quarter loss resulted from this business operating at below breakeven levels, as the work completed was primarily related to certain retained contracts. In addition, the Company recognized a loss from disposal of discontinued operations of $8.3 million ($5.6 million, net of income taxes) in the second quarter of Fiscal 2002, resulting from the sale of these operations to Cooper Cameron Corporation for $14.8 million. When the transaction consummated on September 13, 2002 the Company sold certain assets and retained certain contracts and related assets as well as the receivables and certain liabilities of the business including, warranty responsibility for products sold before closing as well as warranty responsibility for retained contracts to be completed. In some cases, the Company has agreements with customers on commitments to support its products.

The corporate expenses previously allocated to the Petroleum Equipment segment's discontinued businesses are now absorbed by the remaining continuing operations, resulting in a restatement of operating profit by segment versus that which was originally reported in prior periods.

Also included in discontinued operations was a provision for a financial guarantee of $1.1 million ($0.7, net of income taxes) for the nine months ended November 2, 2002. The pre-tax charge of $1.1 million was recorded in the first and second quarters of Fiscal 2002 in the amounts of $0.6 and $0.5 million, respectively. The provision was related to a $6.1 million payment the Company made to a financial institution in connection to an obligation under the financial guaranty for certain gas turbine equipment in Argentina during the third quarter of Fiscal 2002. The equipment was exported to Argentina by the Company's discontinued gas turbine operation in 1996. The payment was precipitated by the Argentine financial crisis, and the Company was required to fund the obligation by the terms of the agreement with the financial institution. The gas turbine equipment provides power to the town of Rio Grande, Argentina. The payment was recorded as an asset on the Company's books. The Company has rights under an export insurance credit policy procured in connection with the transaction and its rights with the Argentine end user of the equipment. The $1.1 million dollar reserve recorded in connection with the $6.1 million asset is believed to be adequate.

In total, net of taxes, discontinued operations accounted for a loss of $1.2 million, or $0.04 per diluted share, in the third quarter of Fiscal 2002 versus break even in the third quarter of Fiscal 2001. For the nine months ended November 2, 2002, net of taxes, discontinued operations accounted for a loss of $13.4 million or $0.47 per diluted share versus a net loss of $0.1 million or $0.01 per diluted share for the nine months ended October 27, 2001.

The Company's wheelchair lift business, which was previously reported as discontinued operations, has been reclassified into continuing operations as part of the Company's Power Products segment. A suitable agreement could not be reached, and the business is no longer offered for sale. In addition, the gas compression equipment sales operations, which were reported as discontinued operations in the second quarter of Fiscal 2002, have been reclassified into continuing operations, and are included in Other Business Activities.

NOTE G - RECONCILIATION OF BASIC TO DILUTED SHARES OUTSTANDING

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share as presented on the Consolidated Condensed Statements of Earnings.

(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                        ----------------   ----------------    ----------------   ----------------
                                                        NOVEMBER 2, 2002   OCTOBER 27, 2001    NOVEMBER 2, 2002   OCTOBER 27, 2001
                                                        ----------------   ----------------    ----------------   ----------------
Numerator:
      Net earnings (loss) available to common
        shareholders
          From continuing operations before             $          4,989   $         11,654    $         14,492   $         45,248
            cumulative effect of change in accounting
          From discontinued operations                            (1,223)                40             (13,377)              (146)
          From cumulative effect of change
            in accounting                                              -                  -              (3,682)                 -
                                                        ----------------   ----------------    ----------------   ----------------
          Net earnings                                  $          3,766   $         11,694    $         (2,567)  $         45,102
                                                        ================   ================    ================   ================

Denominator:
      Denominator for basic earnings per share -
          Weighted-average shares outstanding                     28,490             28,441              28,475             28,285
      Effect of dilutive securities:
          Employee and director stock options                         95                561                 226                666
                                                        ----------------   ----------------    ----------------   ----------------
      Denominator for diluted earnings per share -
          Adjusted weighted-average shares outstanding            28,585             29,002              28,701             28,951
                                                        ================   ================    ================   ================


Basic earnings (loss) per share
      From continuing operations before cumulative
        effect                                          $           0.18   $           0.41    $           0.51   $           1.60
      From discontinued operations                                 (0.04)              0.00               (0.47)             (0.01)
      From cumulative effect of change in accounting                   -                  -               (0.13)                 -
                                                        ----------------   ----------------    ----------------   ----------------
      Net earnings                                      $           0.13   $           0.41    $          (0.09)  $           1.59
                                                        ================   ================    ================   ================

Diluted earnings (loss) per share
      From continuing operations before
        cumulative effect                               $           0.17   $           0.40    $           0.50   $           1.56
      From discontinued operations                                 (0.04)              0.00               (0.47)             (0.01)
      From cumulative effect of change in accounting                   -                  -               (0.13)                 -
                                                        ----------------   ----------------    ----------------   ----------------
      Net earnings                                      $           0.13   $           0.40    $          (0.09)  $           1.56
                                                        ================   ================    ================   ================

Number of anti-dilutive stock options outstanding                  1,383                326               1,327                256

NOTE H - RECOVERY OF COSTS INCURRED

The Company recorded settlements from the U.S. Army, net of related expenses, of $20.8 million and $18.2 million in the first and third quarters of Fiscal 2001, respectively. These amounts are presented on the Company's Consolidated Condensed Statements of Earnings in the caption entitled, "Recovery of costs incurred, net."

The $18.2 million recorded in the third quarter of Fiscal 2001 resulted from a claim the Company filed with the U.S. Government in Fiscal 2000 seeking recovery of costs incurred by the Company resulting from retrofitting all vehicles produced under the first multi-year FMTV contract for changes in drive train components. All costs associated with the retrofitting were expensed by the Company. The U.S. Army and the Company agreed to attempt resolution through voluntary participation in the Alternate Disputes Resolution process managed by the Armed Services Board of Contract Appeals. This process concluded with the agreement that the Company would receive $18.5 million in settlement of its claims, which was netted against associated costs of $0.3 million.

The $20.8 million recorded in the first quarter of Fiscal 2001 resulted from a claim the Company filed with the U.S. Government in Fiscal 1998 seeking recovery of costs incurred resulting from delays from the original production plan in the first multi-year FMTV contract. The U.S. Army and the Company participated in a voluntary dispute resolution process resulting in a $22.0 million settlement. The settlement was netted against $1.2 million in related expenses.

NOTE I - COMPONENTS OF PROPERTY, PLANT AND EQUIPMENT

Summarized below are the components of Property, Plant & Equipment, net:

(IN THOUSANDS)                                          November 2, 2002   January 31, 2002
                                                        ----------------   ----------------
Machinery and equipment                                 $        126,781   $        113,697
Buildings and leasehold improvements                              93,990             80,530
Revenue earning assets                                            19,343             19,348
Computer hardware and software                                    40,156             31,635
Accumulated depreciation and amortization                       (171,711)          (158,407)
                                                        ----------------   ----------------
                                                                 108,559             86,803
Construction in progress                                           6,423             19,111
Land                                                              14,281             13,743
                                                        ----------------   ----------------
  Property, plant & equipment, net                      $        129,263   $        119,657
                                                        ----------------   ----------------

The company placed a new fabrication facility into service in Sealy, Texas during Fiscal 2002. The fabrication facility accounted for increases of $9.8 million and $3.1 million in Machinery and equipment and Buildings and leasehold improvements, respectively. The Company also capitalized $5.1 million for a new service facility in Dallas, Texas and $8.7 million for software development in Fiscal 2002. Construction in progress as of November 2, 2002 was primarily related to additional spending for Machinery and equipment for the fabrication shop in Sealy, Texas and Machinery and equipment for several locations in the Power Products and Airline Products segments.

NOTE J - PENSION PLANS

The assets of the Company's defined benefit pension plans, are, to a substantial degree, invested in the capital markets and managed by a professional third party under the review of the Company's pension plan committee. The actual rate of of return on plan assets during fiscal 2002 has been lower than expected long-term rate of return used in the Company's pension calculations. Consequently, to comply with accounting rules, the Company expects to record an increase to its pension liability during the fourth quarter of Fiscal
2002, with an offsetting charge to stockholders equity (through other comprehensive income). The amount of such charge cannot be reasonably determined at this time. The Company anticipates that the decline in the value of pension plan assets will result in increased pension costs in future periods. If capital market performance in future periods continues to be lower than the long-term rate of return assumed in the Company's pension calculations, the amount of such increases could be material. During the first nine months of Fiscal 2002, the Company contributed $1.3 million to the pension plans. It does not expect to make any additional contributions during the last quarter of Fiscal 2002.

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

The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, the Company's fiscal year 2002 (hereinafter referred to as "Fiscal 2002") commenced on February 1, 2002 and ends on January 31, 2003. Other years are referred to in the same manner. The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks. The third quarter of Fiscal 2002 commenced on August 4, 2002 and ended on November 2, 2002, while the third quarter of Fiscal 2001 commenced on July 29, 2001 and ended on October 27, 2001.

RESULTS OF OPERATIONS

Sales for the third quarter of Fiscal 2002 were $296.6 million compared to sales of $317.3 million in the same period a year ago. The decrease of $20.7 million in sales resulted primarily from lower sales of $19.3 million in the Power Products segment, as further described below in "Segment Data." Gross profit of $43.0 million, or 14.5%, was realized on the revenue recorded compared to $38.5 million, or 12.1%, in the third quarter of the prior year. The improvement in gross margin of 2.4 percentage points was driven principally by improved margins in the Tactical Vehicle Systems segment resulting from an improved mix in truck shipments, as well as from productivity improvements and cost reductions in that segment.

Recovery of costs incurred, net represents a recovery pursuant to a certified claim with the U.S. government for costs incurred by the Company resulting from production delays in the first multi-year Family of Medium Tactical Vehicles ("FMTV") contract in the Tactical Vehicle Systems segment. A settlement of $22.0 million was reached during the first quarter of Fiscal 2001, and a settlement of $18.5 million was reached during the third quarter of Fiscal 2001. Each settlement was reduced by $1.2 million and $0.3 million, respectively, for expenses related to legal and professional fees and other costs. No such recovery was received in the first nine months of Fiscal 2002.

Selling and administrative expenses for the third quarter of Fiscal 2002 were $34.5 million, or 11.6% of sales, versus $38.6 million, or 12.2% of sales in the comparable quarter of Fiscal 2001. Spending in the prior year included approximately $4.0 million for restructuring in the Airline Products segment, as compared to $1.2 million in the Power Products segment in the current quarter.

Interest income for the quarter was $0.5 million as compared to $0.7 million in the same quarter of the prior year. Although the Company's level of invested cash increased versus the prior year, the lower average rate of return on invested cash resulted in the decrease.

Net earnings from continuing operations before cumulative effect of change in accounting in the third quarter of Fiscal 2002 were $5.0 million or $0.17 per diluted share. Excluding the $0.03 per diluted share impact of the $1.2 million in pretax costs associated with the Power Products organization change, earnings from continuing operations were $0.20 per diluted share.

DISCONTINUED OPERATIONS

During the fourth quarter of Fiscal 2001, the Company announced its intention to sell the Petroleum Equipment segment's blowout preventer and controls, valve, and drilling riser business, and as a result, these activities were reclassified for reporting purposes for all periods shown as discontinued operations. The net operating loss from these activities in the third quarter of Fiscal 2002 was $1.8 million ($1.2 million, net of income taxes) and the net profit in the third quarter of Fiscal 2001 was $0.1 million ($.05 million, net of income taxes). For the first three quarters of Fiscal 2002, the net operational loss from these operations was $10.5 million ($7.1 million, net of income taxes), while the net profit for the first three quarters of Fiscal 2001 was $0.8 million ($0.5 million, net of income taxes). The third quarter loss resulted from this business was attributable to expenses related to the sale of this business, as well as the completion of certain retained contracts. In addition, the Company recognized a loss from disposal of discontinued operations of $8.3 million ($5.6 million, net of income taxes) in the second quarter of Fiscal 2002, resulting from the sale of these operations to Cooper Cameron Corporation for $14.8 million. When the transaction consummated on September 13, 2002 the Company sold certain assets and retained certain contracts and related assets as well as the receivables and certain liabilities of the business including, warranty responsibility for products sold before closing as well as warranty responsibility for retained contracts to be completed. In some cases, the Company has agreements with customers on commitments to support its products.

The corporate expenses previously allocated to this discontinued business are now absorbed by the remaining continuing operations, resulting in a reclassification of operating profit by segment versus that which was originally reported in prior periods.

The Company's wheelchair lift business, which was previously reported as discontinued operations, has been reclassified into continuing operations as part of the Company's Power Products segment. A suitable agreement could not be reached, and the business is no longer offered for sale. In addition, the gas compression equipment sales operations, which were reported as discontinued operations in the second quarter of Fiscal 2002, have been reclassified into continuing operations, and are included in Other Business Activities.

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

SEGMENT DATA

The Company's management analyzes financial results in five business segments based on distinct product and customer types: Tactical Vehicle Systems, Power Products, Distributed Energy Solutions, Petroleum Equipment, and Airline Products. Other businesses not otherwise classified are shown as Other Business Activities. Such segments are described below along with analyses of their respective results of operations.

The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U.S. Army and others, recorded sales of $113.7 million in the third quarter of Fiscal 2002 compared to $103.8 million in the same period a year ago. The third quarter sales were higher on slightly higher truck shipments in the quarter, but were favorably impacted by a higher mix of lower priced option trucks in the current period as compared to the third quarter of last year. Also contributing to the higher level of sales was a higher service revenue component related to engineering, retrofit, and field services. Operating profit for the quarter was $18.4 million, compared with $33.0 million in the third quarter of the prior year. The prior year quarter included a pre-tax gain associated with a net settlement from the U.S. Army for $18.2 million. After taking this settlement into account, operating margins improved from 14.2% to 16.2% as a result of the favorable mix of non-option priced trucks as well as productivity improvements and lower spending realized in the current period.

In the fourth quarter of Fiscal 2001, the U.S. Army exercised an option to award a fifth program year to the current production contract, which added $374 million to the backlog for this segment. Deliveries under this award began in October 2002 and are expected to be completed during September 2003. As of November 2, 2002, funding in the amount of approximately $1.5 billion for the FMTV contract had been authorized and appropriated by the U.S. Congress, $354 million of which is allocated to future production under the existing contract.

After the end of this third quarter of Fiscal 2002, the U.S. Army awarded and the U.S. Congress funded a second option year that extends production through September 2004. This option year added approximately $396 million to the backlog of the Tactical Vehicle Systems segment, which is not included in the backlog reported as of the end of the quarter.

As the current contract with the U.S. Army for production of the FMTV is nearing completion, the Company continues its preparation for the next multi-year contract award. On November 18, 2002, the Company submitted its competitive proposal to continue manufacture of the FMTV for the U.S. Army for another five years. The Company expects that the final decision will be made as to the winner of this contract during the first quarter of Fiscal 2003. Production by the successful bidder for the new multi-year contract is anticipated to begin in October of 2004.

If the Company receives the next multi-year FMTV award, it believes that its margins would likely be lower than historical levels for the existing FMTV contract. Further, as the next multi-year contract award is for fewer trucks to be produced per fiscal year, revenue is forecasted to be lower relating to this contract, unless the U.S. Army exercises options for additional production.

Continued success in this segment is dependent on securing additional contracts, such as the next multi-year contract award for the FMTV, after completion of the current contract, while maintaining acceptable operating margins.

During the second quarter of Fiscal 2002, the Tactical Vehicle Systems segment submitted a bid to the United Kingdom's Ministry of Defence ("UK MoD") pursuant to a request for proposals for their multi-year requirement for over 8,000 trucks. The Company is responding to this opportunity with a United Kingdom-based consortium of entities that all have extensive experience meeting the demanding requirements of the UK MoD. Subsequently, the UK MOD has issued a request for amended submittals, which are now due in January 2003. The Company cannot reliably predict when the UK MoD will make its decision as to the final award for the production contract or whether the Company will receive the award, but the decision is expected to be made in the second quarter of Fiscal 2003. The Company cannot reliably predict the impact of the contract unless and until the contract is awarded to the Company. Production on this contract, should it be awarded to the Company, is expected to begin after Fiscal 2003.

The Power Products segment, which markets and services a wide range of industrial equipment, recorded sales in the third quarter of Fiscal 2002 of $129.6 million, compared to $148.9 million in the third quarter of Fiscal 2001. Sales were $410.4 million during the first nine months of Fiscal 2002, compared to $439.9 million recognized in the first nine months of the prior year. The decrease in sales was reflected in all components of revenue, including equipment, parts, service, and rentals, and was reflected across most of the geography in which the Company operates. The weakness in the first half of the year in many of the key markets the Company serves continued in the third quarter, and the Company does not expect to see a significant recovery during the remainder of this fiscal year. While there are intermittent signs of a strengthening economy, the lack of a steady stream of sales volume in parts and service indicates a relatively flat oil and gas marketplace in the U.S. until late 2003. The Company's over-the-highway customers are now facing higher insurance costs and other operating expenses related to more stringent environmental regulations, which has decreased the amount of funding available for the Company's parts and service products.

For the third quarter of Fiscal 2002, the Power Products segment recognized an operating loss of $4.2 million, compared to operating profit of $3.3 million in the prior year third quarter. For the first nine months of Fiscal 2002 and 2001, this segment's operating profit was $0.2 million and $8.6 million, respectively. Lower margin rates realized on sales for the quarter and higher operating expenses associated with implementation of information management systems, bad debt, and warranty obligations contributed to the net operating loss for the period and the reduced operating profit for the nine months. In addition, the Company recognized $1.2 million of costs in the third quarter of the current year associated with the recently announced organization changes in this segment.

The Company's action plan to improve the financial performance of the Power Products segment includes (i) further process improvement arising out of the new organization structure that was announced in the second quarter, (ii) continued productivity improvements from backroom consolidation efforts, (iii) further leverage of a segment-wide approach to supply chain management, and (iv) completion of the information management system.

Subsequent to the close of the third quarter, the Company completed the purchase of additional Hyster distributorship in New Mexico and West Texas for approximately $3 million, which are expected to add $5 million in annual revenue.

The Distributed Energy Solutions segment was established in the fourth quarter of Fiscal 2001 and represents activities associated with the higher-horsepower reciprocating power generation equipment business. Third quarter sales were $18.3 million as compared to sales of $15.0 million in the same period of Fiscal 2001, an increase of 22%. The higher sales volume was due to completion and shipment of certain international projects and continued work on the CVN-77 contract for standby power on the next nuclear power aircraft carrier for the U.S. Navy. This higher sales level, combined with cost reductions, resulted in the segment posting an operating profit of $0.7 million for the quarter versus a $5.2 million loss in the same quarter of the previous year. Backlog decreased $9.6 million during the third quarter of Fiscal 2002 to $24.2 million. However, subsequent to the end of the quarter, contracts were awarded with a value of $12.4 million. Sales in the first nine months of Fiscal 2002 were $47.9 million as compared to $108.8 million in the same period of Fiscal 2001, and operating loss for the first nine months of Fiscal 2002 was $3.6 million compared to an operating loss of $0.2 million for the first nine months of Fiscal 2001. The decrease is primarily attributable to certain large turnkey power generation projects that were completed during the first nine months of Fiscal 2001 for which comparable projects did not exist in the first nine months of Fiscal 2002. Continued performance above breakeven levels is dependent on winning additional contracts in the near term.

The Petroleum Equipment segment manufactures equipment for the oil and gas exploration, production, and well stimulation industries. Sales in this segment were $18.4 million for the third quarter of Fiscal 2002 versus $25.1 million reported for the same period last year. For the first nine months of Fiscal 2002, sales were $33.7 million, as compared to sales of $70.2 million for the same period of Fiscal 2001. The decrease in sales for this segment was primarily attributable to the generally lower levels of business in prior periods that resulted in delays in receiving new equipment orders. The order backlog remained relatively unchanged versus the second quarter of this year at $44.3 million. Increasing order activity is occurring, primarily in international markets. This segment posted an operating profit for the third quarter of $0.4 million versus an operating loss of $1.1 million in the previous year. For the first nine months of Fiscal 2002, operating loss was $1.7 million versus operating profit of $2.1 million in the prior year. Based on current backlog, the Company expects that revenue in this segment will increase in the fourth quarter.

The Airline Products segment, which manufactures airline ground support products, mobile railcar movers, and snow blowers, recorded sales of $16.6 million in the third quarter of Fiscal 2002, compared with $17.7 million in the same quarter last year. Sales for the first nine months of Fiscal 2002 and 2001 were $48.0 million and $64.7 million, respectively. The level of equipment sales continues to be lower than the prior year due to the impact of the decline in the airline industry in the domestic market, resulting in lower levels of spending. Operating loss for the third quarter of Fiscal 2002 was $2.7 million, which compares to an operating loss of $7.8 million in the same quarter last year. The prior year quarter results included $4.0 million in non-recurring expenses related to restructuring of this segment. This segment continues to operate at sales levels below breakeven profitability. The low levels of capital spending in the airline industry are expected to continue in the near term and are reflected in the backlog of $4.2 million at the end of the third quarter. Such an environment has significantly shortened customer order cycles and requires this segment to build equipment for anticipated orders, slightly increasing working capital requirements. Any improvement in this business would come from the development of international, regional airline, package carrier, and governmental markets. The Company is evaluating potential acquisition candidates, as the businesses that serve these markets must consolidate in light of current conditions.

Other business activities not identified in a specific segment include predominantly the gas compression equipment packaging business. The Company has exited this business and has closed the facility.

UNFILLED ORDERS

The Company's unfilled orders consist of written purchase orders, letters of intent, and oral commitments. These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Unfilled orders as of November 2, 2002 and October 27, 2001 were as follows:

                                        November 2,     October 27,
                                           2002            2001
                                        -----------     -----------
                                               (In millions)
        Tactical Vehicle Systems        $     388.9     $     404.7
        Power Products                         50.3            79.9
        Distributed Energy Solutions           24.2            53.7
        Petroleum Equipment                    44.3            27.4
        Airline Products                        4.2             8.4
                                        -----------     -----------
                                        $     511.9     $     574.1
                                        ===========     ===========

Total unfilled orders decreased by $62.2 million during the quarter. The Tactical Vehicle Systems segment ("TVS") backlog includes the fifth option year exercised by the U.S. Government, but continued to decline as the Company completed scheduled work on the second multi-year contract for the FMTV.

In the fourth quarter, the Company expects to show an increase in the backlog in TVS, as an additional option year, with approximately $396 million of revenue, has been added by the Department of Defense. Subsequent to that increase, the Company expects the backlog in TVS to decrease as existing contractual orders are filled.

LIQUIDITY AND CAPITAL RESOURCES

The balance in cash and cash equivalents at the end of the quarter was $118.4 million, $37.0 million higher than at the end of Fiscal 2001. During the first nine months of Fiscal 2002, cash of $61.9 million was provided by continuing operations compared to $18.1 million in the prior year, while $3.8 million was provided by discontinued operations compared to $8.0 million in the prior year. The increased earning of cash during Fiscal 2002 related primarily to the collection of certain receivables and the timing of government performance payments related to the funding of production of the FMTV. Under the FMTV contracts, billings on uncompleted contracts (which are permitted under performance based payment schedules) in excess of incurred costs and accrued profits, which relate to direct costs of manufacturing, engineering, and allocable overhead, are classified as current liabilities (approximately $70 million as of the balance sheet date) and reflect firm obligations to the U.S. Army to perform the contracts and ship vehicles. The Company's cash position at any time reflects the benefits of current liabilities arising from such arrangements since the Company receives cash from the U.S. Army in excess of its incurred costs and accrued profits. Partially offsetting such increases in cash was a decrease in accounts payable as a result of the timing of payments. Investing activities consumed $20.3 million during the first nine months of Fiscal 2002 compared to $28.3 million in the first nine months of Fiscal 2001, principally for expenditures related to the now-complete construction of a fabrication facility at its Tactical Vehicle Systems segment and certain investments in long-term rental equipment. Financing activities used $8.4 million during Fiscal 2002, principally for the payment of dividends. Financing activities used $25.3 million in Fiscal 2001, primarily for the repayment of indebtedness and the payment of dividends.

The Company's sources of cash liquidity include cash and equivalents, cash from operations, amounts available under credit facilities, and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends, and other financial commitments. As of November 2, 2002 the Company had no borrowings outstanding under its $150 million, unsecured revolving debt facility. Under the terms of this debt facility, the Company had available to it $77 million, net of $8 million outstanding under a $25 million letter of credit sub facility. This revolving debt facility matures during Fiscal 2004. In addition, the Company has $55 million in senior notes outstanding, $30 million of which is due in May of 2003.

The Company's unsecured long-term notes, which include the revolving credit notes and senior notes, were issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, rentals, and other items. Additional covenants in the revolving credit notes require the Company to maintain a minimum tangible net worth and interest coverage ratio. The Company is not in violation of any such covenants. Since these requirements are calculated from earnings and cash flow, dividends could be restricted indirectly. Dividends at the current level are not restricted as of the date of this report.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements that are based on management's current expectations, estimates, and projections. These statements are not guarantees of future performance and involve a number of risks, uncertainties, and assumptions and are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Many factors, including those discussed more fully elsewhere in this release and in the Company's filings with the Securities and Exchange Commission, particularly its latest annual report on Form 10-K and quarterly reports on Form 10-Q, as well as others, could cause results to differ materially from those stated. Specific important factors that could cause actual results, performance, or achievements to differ materially from such forward-looking statements include risk of competition, risks relating to technology, risks of general economic conditions, risks of oil and gas industry economic conditions, risks of airline industry economic conditions, risks as to terrorist attacks on the U.S. and their impact on the U.S. economy, risks relating to personnel, risks of dependence on government, inherent risks of government contracts, risks of claims and litigation, risks of product defects, risks as to foreign sales and global trade matters, risks as to cost controls, risks as to information technology, risks as to acquisitions, risks as to currency fluctuations, risks as to environmental and safety matters, risks as to distributorships, risks as to licenses, and credit risks, all as more specifically outlined in the Company's latest annual report on Form 10-K. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, inflation and currency exchange rates and other future factors. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

In addition, the following factor should be considered:

RISKS OF DEPENDENCE ON GOVERNMENT AND FAILURE TO OBTAIN NEW GOVERNMENT CONTRACTS. Because the U.S. government is one of our key customers, decreased government spending or termination of significant government programs could adversely affect our business. Our Tactical Vehicle Systems segment depends largely on U.S. government expenditures. In recent years, government contracts in such segment have accounted for substantial percentages of our annual revenues and operating income. We are currently in production year four of our second multi-year contract with the U.S. Department of the Army ("U.S. Army") for production of the Family of Medium Tactical Vehicles ("FMTV"). The U.S. Army exercised an option to award a fifth program year to the current contract, which begins in October 2002 and is expected to be completed by September 2003. The U.S. Army holds an additional option to award a sixth program year that, if exercised by the U.S. Army, could extend production of the FMTV through September 2004. The funding of the new FMTV contract is subject to the inherent uncertainties of Congressional appropriations. As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the FMTV contract must be funded annually by the U.S. Department of the Army and may be terminated at any time for the convenience of the government. As of November 2, 2002, funding in the amount of approximately $1.5 billion for the FMTV contract had been authorized and appropriated by the U.S. Congress, $354 million of which is allocated to future production under the existing contract. If the FMTV contract is terminated, other than for our default (in which event there could be serious adverse consequences and claims against us, including repayment of amounts (classified as current liabilities on our balance sheet) billed and received from the U.S. Army in excess of costs incurred and profits accrued and other monetary exposures), the contract includes a provision under which we will be reimbursed for certain allowable costs but not necessarily for all costs. As our current contract with the U.S. Army for production of the FMTV is nearing completion, it will be necessary for us to secure additional contracts for us to have continued success in this segment. We have been awarded a contract under the first phase of the competitive bid process for the next multi-year contract for production of the FMTV and are currently competing for the final award. The U.S. Army is scheduled to make its decision as to the final award of the next multi-year contract during our first quarter of Fiscal 2003. The U.S. Army will determine the award by a competitive bid process, and there can be no assurance that we will be successful in such regard or that our competitor will not be more successful than we will be in this or coming bids and awards for tactical vehicles. If we do receive the award, we believe that margins will likely be lower than historical levels on the existing FMTV contract. Further, as the next multi-year contract award is for fewer trucks to be produced per fiscal year, revenue is forecasted to be lower relating to this contract unless the U.S. Army exercises options for additional production. Moreover, there can be no assurance as to whether future governmental spending will adequately support our business in this area, and substantial decreases in government spending, the loss of the U.S. government as a customer or the cancellation of key significant government programs could materially and adversely affect our operations. Even if government spending in general continues at current levels, we are not assured that we can compete effectively as to the receipt of specific government orders and contract awards or as to the timing thereof. In our forward-looking statements, we have assumed that we will continue to have satisfactory benefits from our government contracting business.

ITEM 4. CONTROLS AND PROCEDURES

a)        Evaluation of Disclosure Controls and Procedures

          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          The Company has evaluated the effectiveness of its disclosure controls and procedures within the 90 days prior to the filing of this report with the supervision and the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

b)        Change in Internal Controls

          There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The Company is a defendant in a suit brought by Diamond Offshore on May 30, 2002, arising out of claims relating to a marine riser manufactured by the Company and purchased by Diamond Offshore for use on its Ocean Baroness semi-submersible drilling rig, Cause No. 2002-27831; DIAMOND OFFSHORE INTERNATIONAL CORPORATION, DIAMOND OFFSHORE COMPANY, AND DIAMOND OFFSHORE COMPANY D/B/A DIAMOND OFFSHORE DRILLING CO. v. STEWART & STEVENSON SERVICES, INC.; in the District Court of Harris County, Texas 125th Judicial District Court (the "Baroness Litigation"). The suit was filed following a parting of the marine riser during deep water drilling operations and seeks to recover damages in an unspecified amount.

In a separate transaction on or about September 13, 2001, Diamond Offshore placed a purchase order with the Company for a marine riser for use on its Ocean Rover semi-submersible drilling rig. The Company was fulfilling this order, when, on August 19, 2002, Diamond amended its petition in the Baroness Litigation to seek a declaration that Diamond has no further contractual obligations to the Company under the Ocean Rover riser purchase order. On August 21, 2002, before being served with Diamond Offshore's amended petition in the Baroness Litigation, the Company filed a separate lawsuit against Diamond Offshore seeking to recover damages, including attorneys' fees (the "Rover Litigation"). On August 30, 2002, the Court transferred the Rover Litigation to the 125th Judicial Court where the Baroness Litigation is pending. The two cases have been consolidated into one lawsuit in the 125th Judicial Court. The Company is vigorously prosecuting its claims against Diamond Offshore and defending the claims asserted against it by Diamond Offshore in this lawsuit.

The Company's primary general liability insurer has denied that it owes the Company a defense or indemnity for any of Diamond Offshore's claims in the Baroness Litigation. The Company disagrees, and has filed suit to determine this issue, in Cause No. 200259100; STEWART & STEVENSON SERVICES, INC. v. ACE AMERICAN INSURANCE COMPANY; in the District Court, Harris County, Texas, 281st Judicial District Court.

It is presently impossible to determine the ultimate outcome of these matters or whether the resolution will have a material adverse effect on the Company's financial statements, though the Company believes it is adequately reserved as of the balance sheet date.

In 2001, the Company received from the United States Environmental Protection Agency ("EPA") a Request for Information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, for information pertaining to the R&H Oil Company Site in San Antonio, Texas (the "Site"). Information provided to the Company by the EPA indicates that the Company may have sent waste oils to the Site for recycling in the late 1980s, and that such waste oils may potentially account for between one and two percent of the volume of total wastes received by the oil recycler at the Site. Since the Company expects to receive a claim for cleanup and other costs related to this site, it has established additional reserves in the third quarter, which it believes to be adequate at this time. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, changes in these and other factors may result in actual costs exceeding the current environmental reserves. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

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

Item 4. Submission of Matters to a Vote of Security Holders

On June 11, 2002 the Company's Annual Meeting of Shareholders was held. Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld and abstaining, or not voting as to each matter.

                                           For            Withheld         Against         Abstained
                                        ----------       ---------        ---------        ---------
ELECTION OF DIRECTORS
  Khleber V. Attwell                    22,708,420       3,269,785
                                        ----------       ---------
  C. Jim Stewart III                    24,771,184       1,207,021
                                        ----------       ---------
  Darvin M. Winick, PhD                 23,036,942       2,941,263
                                        ----------       ---------
  Howard Wolf                           21,798,161       4,180,044
                                        ----------       ---------

APPROVAL OF AMENDED AND
  RESTATED 1996 DIRECTOR STOCK
  PLAN                                  21,602,857                        3,884,843          490,505
                                        ----------                        ---------        ---------

APPROVAL OF ERNST & YOUNG
  INDEPENDENT PUBLIC ACCOUNTANTS
  OF THE COMPANY                        24,644,621                        1,318,504           15,080
                                        ----------                        ---------        ---------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 3.1 - Sixth Restated Bylaws of Stewart & Stevenson Services, Inc. Effective April 11, 2001, as Amended Through December 10, 2002

Form 8-K Report Date - August 5, 2002 (Stewart & Stevenson Announces Strategic Leadership Changes In Power Products Division)
Items Reported - Item 5. Other Events
                 Item 7. Exhibits

Form 8-K Report Date - August 19, 2002 (Stewart & Stevenson Honors Discontinued Argentine Obligation)
Items Reported - Item 5. Other Events
                 Item 7. Exhibits

Form 8-K Report Date - August 22, 2002 (Stewart & Stevenson Fiscal 2002 Second Quarter Earnings Release And Conference Call Schedule)
Items Reported - Item 5. Other Events
                 Item 7. Exhibits

Form 8-K Report Date - August 29, 2002 (Stewart & Stevenson Services Reports Fiscal 2002 Second Quarter Results And Sale Of Discontinued Business)
Items Reported - Item 5. Other Events
                 Item 7. Exhibits

Form 8-K Report Date - September 12, 2002 (Stewart & Stevenson Services, Inc. Consolidated Condensed Statements Of Earnings (Reclassification Of Discontinued Operations) And Segment Information)
Items Reported - Item 5. Other Events
                 Item 7. Exhibits

Form 8-K Report Date - September 16, 2002 (Stewart & Stevenson Announces Closing Of Sale Of Discontinued Business)
Items Reported - Item 5. Other Events
                 Item 7. Exhibits

Form 8-K Report Date - September 17, 2002 (Stewart & Stevenson Announces
Dividend)
Items Reported - Item 5. Other Events
                 Item 7. Exhibits

Form 8-K Report Date - October 4, 2002 (Stewart & Stevenson Services To Move To New York Stock Exchange)
Items Reported - Item 5. Other Events
                 Item 7. Exhibits

Form 8-K Report Date - October 8, 2002 (Stewart & Stevenson Presentation To Investors)
Items Reported - Item 7. Exhibits
                 Item 9. Regulation FD Disclosure

Form 8-K Report Date - October 18, 2002 (Stewart & Stevenson Services Begins Trading On The New York Stock Exchange)
Items Reported - Item 5. Other Events
                 Item 7. Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of December 2002.

STEWART & STEVENSON SERVICES, INC.


 By: /s/ Michael L. Grimes
     ----------------------
 Michael L. Grimes
 President and Chief Executive Officer
 (Principal Executive Officer)


 By: /s/ John B. Simmons
     -------------------
 John B. Simmons
 Vice President and Chief Financial Officer
 (Principal Financial Officer and Chief Accounting
 Officer)

EXHIBIT INDEX

EXHIBIT NUMBER AND DESCRIPTION

        3.1 Sixth Restated Bylaws of Stewart & Stevenson Services, Inc. Effective April 11, 2001, as Amended Through December 10, 2002

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Michael L. Grimes, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Stewart & Stevenson Services, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                      Date: December 16, 2002


                                      /s/  Michael L. Grimes
                                      ----------------------
                                      Michael L. Grimes
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, John B. Simmons, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Stewart & Stevenson Services, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      Date: December 16, 2002

                                      /s/ John B. Simmons
                                      ------------------------------
                                      John B. Simmons
                                      Vice President and Chief Financial Officer
                                      (Principal Financial  Officer  and
                                      Chief  Accounting Officer)

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


                                      /s/ Michael L. Grimes
                                      ------------------------------
                                      Name:  Michael L. Grimes
                                      Title: President and Chief
                                             Executive Officer


                                      /s/ John B. Simmons
                                      ------------------------------
                                      Name:  John B. Simmons
                                      Title: Vice President and
                                             Chief Financial Officer