Form 10-K
period 2003-01-31
STEWART & STEVENSON SERVICES INC
filed 2003-04-15
CIK 94328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended January 31, 2003 (“Fiscal 2002”) or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                  to

Commission file number 0-8493

STEWART & STEVENSON SERVICES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1051605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2707 North Loop West, Houston, Texas	77008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 868-7700

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without par vlaue	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Aggregate market value of voting securities held by non-affiliates as of August 2, 2002:

$ 335,406,302

Number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2003:

Common Stock, Without Par Value                28,490,849 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Proxy Statement for the 2003 Annual Meeting of Shareholders	Part II (portions of Item 5) and Part III (Items 10-13)

PART I

Item 1.  Business

Stewart & Stevenson Services, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Stewart & Stevenson”) was founded in Houston, Texas in 1902 and was incorporated under the laws of the State of Texas in 1947.  Since its beginning, the Company has been primarily engaged in the custom fabrication of engine-driven products.  Stewart & Stevenson consists of five major business segments:  the Tactical Vehicle Systems segment, the Power Products segment, the Distributed Energy Solutions segment, the Petroleum Equipment segment, and the Airline Products segment.

The Company’s fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, “Fiscal 2002” commenced on February 1, 2002 and ended on January 31, 2003.  Identifiable assets at the close of Fiscal 2002, 2001, and 2000, net sales and operating profit for such fiscal years for the Company’s business segments, export sales, and sales to customers representing 10% or more of consolidated sales are presented in the Notes to Consolidated Financial Statements contained herein.

TACTICAL VEHICLE SYSTEMS

The Tactical Vehicle Systems segment assembles the Family of Medium Tactical Vehicles (“FMTV”) under contracts with the U.S. Army, and provides sustaining design engineering, service and support.  The initial FMTV contract was awarded in 1991 and called for the production of approximately 11,200 2-1/2-ton and 5-ton trucks in several configurations, including troop carriers, wreckers, cargo trucks, vans and dump trucks.  Production pursuant to the original FMTV contract was completed as of January 31, 1999.

During October 1998, the Company received a second multi-year contract from the U.S. Army that provides for continued production of the FMTV through September 2004 including currently exercised option years.  The second FMTV contract incorporates an environmentally improved engine, an improved diagnostics system, anti-lock brakes and other improvements.  Production under the second contract, including all available option years would be approximately 10,829 trucks and 2,092 trailers and have a total contract value of $1.92 billion.

The Tactical Vehicle Systems segment is competing against Oshkosh Truck Corporation for the third multi-year FMTV contract.  The U.S. Army is expected to make its decision as to the final award for the new production contract by the end of April 2003 and the Company believes its proposal is competitive.  Production by the successful bidder for the new multi-year contract is anticipated to begin in October 2004.

The U.S. government is the primary customer of the Tactical Vehicle Systems segment, accounting for practically all of the sales of this segment.  The FMTV contracts are subject to termination at the election of the customer and provide for termination charges that would reimburse the Company for allowable costs, but not necessarily all costs.  The loss of this customer would have a material adverse effect on the Company’s future financial condition and results of operations.

The Company also sells the FMTV to other government contractors as a platform for installation of other equipment which is then resold to the U.S. Armed Forces.  The Company also has sold vehicles to other branches of the U.S. Armed Forces and believes there will be opportunities to sell additional vehicles to the U.S. Army, other branches of the U.S. Armed Forces and the armed forces of foreign countries.  The FMTV contracts allow for such sales, and the Company’s facility in Sealy, Texas has the capacity to produce vehicles for additional sales.

The FMTV incorporates engines, transmissions, axles, and a number of other components specified by the U.S. Army and available only from the source or sources selected by the U.S. Army.  Interruption of the supply of any of these components could have a material adverse effect on the results of operations of the Tactical Vehicles Systems segment.  The Company believes that any delays arising from the unavailability of source-specified components would be compensated under the FMTV contracts.

Both domestic and international suppliers compete for the sale of vehicles to foreign governments.  In addition to Oshkosh, the Company’s primary competitors for international contracts include DaimlerChrysler AG, Tatra and other companies that may have greater international recognition as vehicle manufacturers than the Company.

In January 2003, the Tactical Vehicle Systems segment submitted an amended bid to the United Kingdom’s Ministry of Defence (“UK MoD”), pursuant to a request for proposals for their multi-year production contract for over 8,000 trucks.  The Company is responding to this opportunity with a U.K.-based consortium of entities that all have experience meeting the requirements of the UK MoD.  The Company cannot reliably predict when the UK MoD will make its decision as to the final award of the production contract or whether the Company will receive the award.

Operations of the Tactical Vehicle Systems segment accounted for a substantial portion of the Company’s operating income and approximately 38%, 32% and 27% of consolidated sales in Fiscal 2002, 2001 and 2000, respectively.

POWER PRODUCTS

The Power Products segment sells and rents various industrial equipment; sells components, replacement parts, accessories and other materials supplied by independent manufacturers; and provides in-shop and on-site repair services for industrial, transportation, marine, construction, power generation and material handling equipment.

Most of the equipment sold or rented by the Power Products segment is acquired by the Company from independent manufacturers pursuant to distribution agreements.  The following table contains the name of certain manufacturers with whom the Company presently maintains a significant distribution contract, the year in which the first distribution agreement was signed, a description of the products and territories covered, and the expiration date of the contract, if applicable:

Manufacturer	Distributor Since	Products	Territories	Expiration Date

Detroit Diesel Corporation, a DaimlerChrysler Company**	1938	Heavy Duty High Speed Diesel Engines	Texas, Colorado, Northern California, New Mexico, Wyoming, Western Nebraska, South Louisiana, Mississippi, Alabama, Venezuela and Colombia	2003

Electro-Motive Division of General Motors Corporation**	1956	Heavy Duty Medium Speed Diesel Engines	Texas, Colorado, New Mexico, Oklahoma, Arkansas, Louisiana, Tennessee, Mississippi, Alabama, Mexico, Central America and parts of South America	2004

Allison Transmission Division of General Motors Corporation	1973	On- and Off-Highway Automatic Transmissions, Power Shift Transmissions and Torque Converters	Texas, Colorado, Northern California, New Mexico, Wyoming, Western Nebraska, South Louisiana, Mississippi, Alabama, Venezuela and Colombia	2004

Hyster Company	1959	Material Handling Equipment	Texas and New Mexico	*

Thermo King Corporation	1970	Transport Refrigeration Equipment	Southeast and South Texas, Southern Louisiana and Northern California	*

Waukesha Engine Division of Dresser, Inc.**	1994	Natural Gas Industrial Engines	Colorado, Wyoming, Western New Mexico, Eastern Utah, Oregon, Hawaii, Kansas, Arizona, California, Washington, Nevada, Colombia, and Alaska	2003

Kohler Company	1995	Spectrum Generator Sets	Colorado, Southern Louisiana, New Mexico, Texas, Wyoming, and Northern California	*

Deutz AG**	1998	Diesel Engines	Colorado, Eastern Wyoming, Arizona, New Mexico, Western Washington, Alaska, Texas, Oklahoma, Kansas, Arkansas, Louisiana, Mississippi and Western Tennessee	*

Mercury Marine and MerCruiser, Divisions of Brunswick Corporation	2000	Gas Engines	Texas, Louisiana, Mississippi, Arkansas, Missouri, Oklahoma, Kansas, New Mexico, Iowa, Florida, Georgia, Tennessee, Alabama, Kentucky, North Carolina, South Carolina, Alaska, Washington, Oregon, Idaho, Montana, Wyoming, North Dakota, South Dakota and Nebraska	2003

* No expiration date.  Agreements may be terminated by written notice of termination by either party under certain conditions.

** Applicable to both the Power Products segment and the Distributed Energy Solutions segment.

Distribution agreements generally require the Company to purchase and inventory products for resale to end users, original equipment manufacturers, and/or independent dealers within the franchised area of distribution.  Such agreements may contain provisions restricting sales of products outside of the franchised territory and prohibiting the sale of competitive products within the franchised territory.  The Company’s major distribution agreements also require the Company to inventory repair parts, components, and accessories for resale to end users, either directly by the Company or through a dealer network; and to provide aftermarket service support for distributed products within the franchised territory.  The Company also offers in-shop and on-site repair services for related equipment manufactured by businesses with whom the Company does not have a distribution agreement.  In December 2002, the Company expanded its franchised territory for Hyster equipment by acquiring the right to distribute Hyster equipment into additional areas of Texas and New Mexico.

The Power Products segment also sells and rents generator sets, pump packages, marine propulsion systems and other engine-driven equipment.  The Power Products segment fabricates and markets generator sets ranging in size from 25 kw to 1,000 kw, and also markets generator sets fabricated by the Distributed Energy Solutions segment ranging in size from 1,000 kw to 5,700 kw.  Pump packages, marine propulsion systems and other engine-driven packaged equipment fabricated by the Company range in size from 35 hp to 7,000 hp.  Most generator sets and other engine-driven packaged equipment are based upon diesel, dual fuel or natural gas fueled engines supplied by independent manufacturers with whom the Company has a distribution or packaging agreement.  Such agreements do not usually restrict the sale of packaged equipment to a franchised territory, and the products fabricated by the Company are sold on a world-wide basis.

Power Products segment operations are conducted at customer service centers located within the Company’s franchised areas of operations.  New products manufactured by suppliers, as well as repair parts, components and accessories are marketed under the trademarks and trade names of the original manufacturer.  Products fabricated by the Company and aftermarket services are marketed under the “Stewart & Stevenson” name and other trademarks, trade names and service marks owned by the Company.

The Company’s principal distribution agreements are subject to early termination by the suppliers for a variety of causes, including a change in control or a change in the principal management of the Company.  Although no assurance can be given that such distribution agreements will be renewed beyond their expiration dates, they have been renewed regularly in the past.  Any interruption in the supply of materials from the original manufacturers, or a termination of a distributor agreement, could have a material effect on the results of operations of the Power Products segment.

During Fiscal 2000, Detroit Diesel Corporation was acquired by DaimlerChrysler AG.  Consequently, the possibility exists that Detroit Diesel could seek to change the terms and conditions of the distribution agreement when the Fiscal 2003 renewal takes place.

The Power Products segment competes with other manufacturers and their distributors in the sale of original equipment, with the manufacturers and distributors of non-original equipment parts for the sale of spare parts, and with independent repair shops for in-shop and on-site repair services.  No single competitor competes against the Company’s Power Products segment in all of its businesses, but certain competitors may have a leading position in different product areas.  Major competitors in the sale of packaged diesel and gas-fired reciprocating engine equipment include Caterpillar, Inc. and its distributors, and Cummins, Inc. and its distributors.

Operations of the Power Products segment accounted for approximately 46%, 44% and 51% of consolidated sales during Fiscal 2002, 2001 and 2000, respectively.

DISTRIBUTED ENERGY SOLUTIONS

The Distributed Energy Solutions segment packages reciprocating diesel and natural gas engine generator sets, installs and services power plant operations on a turnkey basis, and markets power generation solutions in domestic and certain international markets.

Some of the equipment sold by the Distributed Energy Solutions segment is acquired by the Company from independent manufacturers pursuant to distribution agreements as indicated in the table included in the Power Products segment above.  In addition, the Distributed Energy Solutions segment has a distribution agreement with Wärtsilä Corporation for natural gas industrial engines for the United States and China, and Power Energy Partner agreements with Waukesha Engine and Deutz AG that allow this segment to sell as an original equipment manufacturer (“OEM”).  These agreements are terminable upon certain notifications.

The Distributed Energy Solutions segment fabricates and sells custom generator sets that range in size from 280 kw to 5,700 kw.  Most generator sets and other engine-driven packaged equipment are based upon diesel, dual fuel, landfill or natural gas fueled engines supplied by independent manufacturers with whom the Company has distribution or OEM packaging agreements.  Such agreements do not usually restrict the sale of packaged equipment to a franchised territory, and the products fabricated by the Company are sold on a world-wide basis.  Other services offered by the Distributed Energy Solutions segment include turnkey installation services, operation and maintenance contracts, professional services agreements, green field development, building modifications, equipment upgrades and retrofits, emission control systems testing and environmental compliance testing.

The Distributed Energy Solutions segment operations are conducted at fabricating facilities located in Houston, Texas and Sacramento, California.  New products manufactured by suppliers, as well as repair parts, components and accessories are marketed under the trademarks and trade names of the original manufacturer.  Products fabricated by the Company and aftermarket service are marketed under the “Stewart & Stevenson” name and other trademarks, trade names and service marks owned by the Company.  The Distributed Energy Solutions segment also utilizes the Power Products segment branch facilities and personnel to perform aftermarket service and support for product offerings.

The Company’s principal OEM agreements are subject to early termination by the suppliers for a variety of causes, including a change in control or a change in the principal management of the Company.  Although no assurance can be given that such OEM agreements will be renewed beyond their expiration dates, they have been renewed regularly in the past.  Any interruption in the supply of materials from the original manufacturers, or a termination of an OEM agreement, could have a material effect on the results of operations of the Distributed Energy Solutions segment.

The Distributed Energy Solutions segment competes with other manufacturers and their distributors in the custom packaging of generator sets, with manufacturers and distributors of non-original equipment parts for the sale of spare parts, and with independent repair shops for in-shop and on-site repair services.  No single competitor competes against the Company’s Distributed Energy Solutions segment in all of its businesses, but certain competitors may have a leading position in different product areas.  Major competitors in the custom packaging of generator sets, turnkey power plant installation and power generation solutions include Caterpillar, Inc. and Cummins Inc., among others.

Operations of the Distributed Energy Solutions segment accounted for approximately 5%, 9% and 4% of consolidated sales during Fiscal 2002, 2001 and 2000, respectively.

PETROLEUM EQUIPMENT

The Petroleum Equipment segment manufactures equipment primarily for the well stimulation segment of the oil service industry.  Its products include coil tubing systems and acidizing and fracturing systems.  Many of its products are manufactured according to proprietary designs and are covered by appropriate process and apparatus patents.  Other products may be manufactured according to the designs or specifications of its customers.

At the end of Fiscal 2001, the Company announced its intention to sell this segment’s blowout preventer and controls, valve and drilling riser business and, as a result, these activities were reclassified for reporting purposes as discontinued operations.  In the third quarter of Fiscal 2002, the Company completed this sale and continues to classify any activities associated with completing retained contracts of this business as discontinued operations.

The Petroleum Equipment segment purchases many of the components incorporated into its products from independent suppliers.  Some of these components are manufactured according to designs and specifications owned by the Company and protected from disclosure by confidentiality arrangements.  Other components are standard commercial or oilfield products and may be acquired under the distribution or packaging agreements as discussed under “Power Products” above.  The Petroleum Equipment segment is not dependent on a single supplier for any critical component.

The Petroleum Equipment segment competes primarily with other manufacturers of similar equipment.  Products are differentiated by proprietary technology, and no manufacturer has a leading position in any product line.  Major competitors include Caterpillar, Inc. and Halliburton Company in fracturing and acidizing equipment and Varco International, Inc. in coil tubing systems.

The Petroleum Equipment segment’s products are sold world-wide under the “Stewart & Stevenson” trade name.  Demand for oilfield equipment is substantially dependent on the price trends for oil and gas.

Operations of the Petroleum Equipment segment represented 5%, 7% and 5% of consolidated sales during Fiscal 2002, 2001 and 2000, respectively.

In January 2003, the Company decided to consolidate its fabrication facilities located in Houston, Texas.  The Company will combine the primary Distributed Energy Solutions segment fabrication facility and the railcar mover and snow blower fabrication facility of the Airline Products segment into the Petroleum Equipment segment manufacturing facility.  These combined operations will be operating as the Engineered Products Division in Fiscal 2003.

AIRLINE PRODUCTS

The Airline Products segment manufactures internal combustion and electric propulsion airline ground support equipment that includes aircraft tow tractors, gate pushback tractors, baggage tow tractors, beltloaders, air start units and air conditioning units.  This segment also manufactures mobile railcar movers, sold under the Rail King® trademark and snow blowers, sold under the Snow King™ trademark.  As discussed above, the railcar mover and snow blower businesses will be reported in the Engineered Products Division in Fiscal 2003.  Some of this segment’s products are manufactured according to proprietary designs that are covered by appropriate process and apparatus patents.  Other products may be manufactured according to the designs or specifications of its customers.  During the second half of Fiscal 2001, the Airline Products segment consolidated its ground support business into operations located in Marietta, Georgia, and its mobile railcar mover and snow blower businesses into one operation located in Houston, Texas.

In December 2002, the Company acquired the assets of DAVCO Industries, a manufacturer of aircraft ground support equipment specifically designed for the regional airline market.  This acquisition expands the Airline Products segment’s offerings to include ground power, rectifiers, small air conditioning and air starts, towbars and other support equipment.

The Airline Products segment purchases many of the components incorporated into its products from independent suppliers.  This segment is not dependent on a single supplier for any critical component and sells the majority of its products to the airline industry, which has a global customer base.  Airline products are sold under the “S&S Tug” and “Stewart & Stevenson Tug” trade names and demand for its products is generally dependent on the profitability of the airline industry.  See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere herein.  The Airline Products segment markets its products domestically and internationally in the commercial, military, and industrial segments of the airline industry.

The Airline Products segment competes primarily with other manufacturers of similar equipment.  Major domestic competitors include FMC Technologies, Inc. in pushback tow tractors, Trilectron Industries Inc. in air conditioners and air starts, NMC-Wollard in belt loaders and cargo tractors, and Tiger Tractor Corporation, Toyota and Harlan Corporation in baggage tractors.  International competitors include Schopf-Douglas in aircraft tow tractors and Charlott in electric baggage tractor/belt loaders.

Operations of the Airline Products segment represented 5%, 6% and 10% of consolidated sales during Fiscal 2002, 2001 and 2000, respectively.

OTHER BUSINESS ACTIVITIES

The Company’s other business activities included the gas compression equipment fabrication business, which the Company exited in Fiscal 2002.  Operations of the other business activities segment represented 1%, 2% and 2% of consolidated sales during Fiscal 2002, 2001 and 2000, respectively.

COMPETITION

The Company encounters strong competition in all segments of its business.  Competition involves pricing, quality, availability, range of products and services, technology, environmental issues and other factors.  Some of the Company’s competitors have greater financial resources than the Company and manufacture some of the major components that the Company must buy from independent suppliers.  The Company believes that its reputation for quality engineering and after-sales service, with single-source responsibility, along with its network of customer service center locations, are important to the Company’s market position.

INTERNATIONAL OPERATIONS

International operations are subject to the risks of international political and economic changes, such as changes in foreign governmental decrees, currency exchange rate volatility and inflation.  The Company maintains operations in various foreign jurisdictions that may be considered unstable, including Colombia and Venezuela.  We are monitoring the emerging political and economic developments in those countries.  As of January 31, 2003, our total investment in inventory and fixed assets in Colombia and Venezuela was less than $6 million.

In many cases, the Company accepts payments denominated in U.S. dollars and sells to customers outside the United States against letters of credit drawn on established international banks, thus limiting the Company’s exposure to the effects of exchange rate fluctuations and customer credit risks.

UNFILLED ORDERS

The Company’s unfilled orders consist of written purchase orders and signed contracts.  These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions.  Purchase options are not included in unfilled orders until exercised.  Unfilled orders relating to continuing operations at the close of Fiscal 2002 and Fiscal 2001 were as follows:

	Estimated percentage to be recognized in Fiscal 2003	Unfilled orders at January 31, (In millions)
		2003	2002
Tactical Vehicle Systems	60%	$659.5	$686.0
Power Products	78%	38.7	51.4
Distributed Energy Solutions	95%	42.5	40.3
Petroleum Equipment	100%	64.6	17.8
Airline Products	100%	1.7	6.9
		$807.0	$802.4

Unfilled orders of the Tactical Vehicle Systems segment at January 31, 2003 and 2002, consisted principally of options exercised under the contract awarded in October 1998 by the United States Army Tank — Automotive and Armament Command (“TACOM”) to manufacture medium tactical vehicles and trailers.  Production related to the sixth program year to the current contract begins in October 2003 and is expected to be completed by September 2004.

EMPLOYEES

At January 31, 2003, the Company employed approximately 3,600 people.  The Company considers its employee relations to be satisfactory.

AVAILABLE INFORMATION

The Company will make available its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge through our internet website at www.ssss.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

The information contained on the Company's web site is not incorporated by reference into this Form 10-K and should not be considered to be a part of this Form 10-K.

Item 2.  Properties.

The Company maintains its corporate executive and administrative offices at 2707 North Loop West, Houston, Texas, which occupy about 47,000 square feet of leased space.  The Company also leases an additional 66,600 square feet of office, warehouse and shop space in Houston, Texas primarily to support its marketing department, corporate records, transportation department and training operations.

The Tactical Vehicle Systems segment is located in a 535,000 square foot Company-owned facility in Sealy, Texas.  The Tactical Vehicle Systems segment also leases 98,000 square feet within 11 facilities located in Virginia, North Carolina, Georgia, Tennessee, Texas and Michigan.

Activities of the Power Products segment are coordinated from Houston, Texas, where the Company owns 320,000 square feet of space at three locations devoted to equipment and parts sales and service.  To service its distribution territory (See “Power Products” above), Stewart & Stevenson maintains Company-operated customer service centers occupying 592,000 square feet of owned space and 503,000 square feet of leased space in 35 cities in Texas, Louisiana, Colorado, New Mexico, Wyoming, Utah, Kansas, Washington, California, Arizona, Arkansas, Virginia and Florida.  The Company leases 56,000 square feet in three locations in Venezuela, approximately 58,000 square feet in four locations in Colombia, and 3,200 square feet in Argentina.

The Distributed Energy Solutions segment is located in a portion of a 388,000 square foot Company-owned facility located in Houston, Texas.  The Airline Products segment also assembles railcar movers and snow blowing equipment in this facility.  As a result of the Company’s manufacturing consolidation effort and the creation of the Engineered Products Division discussed in Item 1 above, this facility is currently being marketed for sale.

The Petroleum Equipment segment is headquartered in Houston, Texas, where the Company owns approximately 185,000 square feet devoted to manufacturing, warehousing and administration.  As a result of the Company’s manufacturing consolidation effort and the creation of the Engineered Products Division discussed above, this facility is currently being expanded, with approximately 47,000 square feet being added to accommodate the Distributed Energy Solutions business and the railcar mover and snow blower businesses.

The Airline Products segment is headquartered in Marietta, Georgia, where the Company leases a 149,000 square foot facility.  Airline products are also manufactured and assembled in a Company-owned 87,000 square foot facility in Kennesaw, Georgia.  The Company also leased a 19,000 square foot warehouse in Kennesaw, Georgia during Fiscal 2002, but vacated such space during Fiscal 2003.

In addition to the Distributed Energy Solutions facility mentioned above, the Company owns five locations containing approximately 180,000 square feet in the aggregate, which are currently being leased to a third party or being marketed for sale.

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

The Company is a defendant in a suit brought under the qui tam provision of the False Claims Act, United States of America, ex rel.  Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems.  The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000.  The case is set for trial in January 2004.  The Company believes the claims in the suit are without merit and is vigorously defending the suit.

The Company is a defendant in a suit brought by Diamond Offshore on May 30, 2002, arising out of claims relating to a marine riser manufactured by the Company and purchased by Diamond Offshore for use on its Ocean Baroness semi-submersible drilling rig, Cause No. 2002-27831; Diamond Offshore International Corporation, Diamond Offshore Company, and Diamond Offshore Company d/b/a Diamond Offshore Drilling Co. v. Stewart & Stevenson Services, Inc.; in the District Court of Harris County, Texas 125th Judicial District Court (the “Baroness Litigation”).  The suit was filed following a parting of the marine riser during deep water drilling operations and seeks to recover damages in an unspecified amount.

In a separate transaction on or about September 13, 2001, Diamond Offshore placed a purchase order with the Company for a marine riser for use on its Ocean Rover semi-submersible drilling rig. The Company was fulfilling this order, when, on August 19, 2002, Diamond amended its petition in the Baroness Litigation to seek a declaration that Diamond has no further contractual obligations to the Company under the Ocean Rover riser purchase order. On August 21, 2002, before being served with Diamond Offshore’s amended petition in the Baroness Litigation, the Company filed a separate lawsuit against Diamond Offshore seeking to recover damages, including attorneys’ fees (the “Rover Litigation”).  On August 30, 2002, the Court transferred the Rover Litigation to the 125th Judicial Court where the Baroness Litigation is pending.  The two cases have been consolidated into one lawsuit in the 125th Judicial Court.  The Company is vigorously prosecuting its claims against Diamond Offshore and defending the claims asserted against it by Diamond Offshore in this lawsuit.

The Company’s primary general liability insurer has denied that it owes the Company a defense or indemnity for any of Diamond Offshore’s claims in the Baroness Litigation.  The Company disagrees, and has filed suit to determine this issue, in Cause No. 200259100; Stewart & Stevenson Services, Inc. v. Ace American Insurance Company; in the District Court, Harris County, Texas, 281st Judicial District Court.

In 2001, the Company received from the United States Environmental Protection Agency (“EPA”) a Request for Information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, for information pertaining to the R&H Oil Company Site in San Antonio, Texas (the “Site”).  Information provided to the Company by the EPA indicates that the Company may have sent waste oils to the Site for recycling in the late 1980s, and that such waste oils may potentially account for between one and two percent of the volume of total wastes received by the oil recycler at the Site.  Since the Company expects to receive a claim for cleanup and other costs related to this site, it has established additional reserves in Fiscal 2002, which it believes to be adequate at this time.  As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, changes in these and other factors may result in actual costs exceeding the current environmental reserves. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company’s consolidated financial position or liquidity.

From time to time, the Company is subject to various environmental remediation requirements at certain of its facilities.  The Company believes that the exposure associated with such requirements will not have a material adverse impact on the Company’s consolidated financial position or liquidity.

The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury and warranty matters normally incident to the Company’s business.  No individual case, or group of cases presenting substantially similar issues of law or fact, are expected to have a material effect on the manner in which the Company conducts its business or on its consolidated financial position or liquidity.  The Company maintains certain insurance policies that provide coverage for product liability and personal injury cases.  The Company has established reserves that it believes to be adequate based on current evaluations.  Nevertheless, an unexpected outcome in such cases could have a material adverse impact on the results of operations in the period it occurs.  Moreover, future adverse developments in such cases could require material changes in the recorded reserve amounts.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

Since October 18, 2002, the Company’s common stock has been traded on the New York Stock Exchange under the symbol “SVC”.  Prior to that date, the Company’s common stock was traded on the NASDAQ Stock Market under the symbol “SSSS”.  There were 583 shareholders of record as of February 28, 2003.  The following table sets forth the high and low sales prices relating to the Company’s common stock and the dividends declared by the Company in each quarterly period within the last two fiscal years.

	Fiscal 2002			Fiscal 2001
	High	Low	Dividend	High	Low	Dividend

First Quarter	$19.91	$14.75	$0.085	$27.13	$19.56	$0.085

Second Quarter	19.73	12.20	0.085	35.55	22.20	0.085

Third Quarter	14.10	9.54	0.085	32.30	14.78	0.085

Fourth Quarter	15.74	10.25	0.085	19.94	14.35	0.085

On December 10, 2002, the Board of Directors approved a dividend of $0.085 per share for shareholders of record on January 31, 2003, which dividends were paid on February 14, 2003.  Declaration and payment of dividends in the future is dependent upon the Company’s earnings and liquidity position, among other factors.

Reference is made to the Company's definitive proxy statement incorported herein by reference for disclosure related to the Company's stock compensation plans.

Item 6.  Selected Financial Data.

The Selected Financial Data set forth below have been derived from the audited consolidated financial statements of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and notes thereto, included elsewhere herein.

(In thousands, except per share data)	Fiscal 2002	Fiscal 2001	Fiscal 2000	Fiscal 1999	Fiscal 1998
Income Statement Data:
Sales	$1,175,634	$1,329,510	$1,111,050	$861,264	$1,150,939

Gross profit	160,451	178,718	171,458	122,766	14,842
Impairment of assets	7,770	—	—	—	—
Recovery of costs incurred, net	—	(39,000)	—	—	—
Selling, administrative and other expenses	138,842	147,270	115,842	102,425	84,209
Earnings (loss) before income taxes	13,839	70,448	55,616	20,341	(69,367)

Net earnings (loss) from continuing operations before cumulative effect of change in accounting	10,763	45,344	35,157	15,942	(43,955)
Net earnings (loss)	(7,201)	42,223	35,354	24,330	(72,984)

Per Share Data:
Net earnings (loss) from continuing operations per share:
Basic	$0.38	$1.60	$1.25	$0.57	$(1.52)
Diluted	0.38	1.57	1.24	0.57	(1.52)
Net earnings (loss) from discontinued operations per share:
Basic	(0.50)	(0.11)	0.01	0.30	(0.99)
Diluted	(0.50)	(0.11)	0.01	0.30	(0.99)
Net earnings (loss) per share:
Basic	(0.25)	1.49	1.26	0.87	(2.51)
Diluted	(0.25)	1.46	1.25	0.87	(2.51)
Weighted average shares outstanding:
Basic	28,479	28,325	28,026	27,989	29,006
Diluted	28,690	28,865	28,373	28,042	29,006
Cash dividends declared per share	0.34	0.34	0.34	0.34	0.34

Balance Sheet Data:
Cash and cash equivalents	$107,994	$81,438	$110,174	$11,715	$12,959
Working capital	302,161	344,966	327,245	279,851	254,915
Total assets	652,635	649,055	638,862	646,012	705,777
Short-term debt (including current portion of long-term debt)	31,704	3,364	33,048	34,006	86,824
Long-term debt	26,531	56,600	66,327	77,881	82,864
Shareholders’ equity	362,008	391,231	360,584	334,448	320,363

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis, as well as the accompanying consolidated financial statements and related footnotes, will aid in understanding our results of operations as well as our financial position, cash flows, indebtedness and other key financial information.  The following discussion may contain forward-looking statements.  In connection therewith, please see the Cautionary Statements contained herein, which identify important factors that could cause actual results to differ materially from those predicted or implied in the forward-looking statements.

Business Segment Highlights

(In thousands except percentages)

	Sales
	Fiscal 2002	Fiscal 2001	Fiscal 2000
Tactical Vehicle Systems	$450,849	$432,288	$304,143
Power Products	540,704	587,034	566,078
Distributed Energy Solutions	57,031	115,728	46,385
Petroleum Equipment	59,152	90,547	58,092
Airline Products	61,233	80,649	110,250
Other Business Activities	6,665	23,264	26,102
Total Segment Sales	$1,175,634	$1,329,510	$1,111,050

	Operating Profit (Loss)
	Fiscal 2002	Fiscal 2001	Fiscal 2000

Tactical Vehicle Systems	$69,326	$103,493	$54,258
Power Products	(8,968)	10,278	16,395
Distributed Energy Solutions	(8,460)	(12,449)	(3,839)
Petroleum Equipment	(91)	1,648	4,062
Airline Products	(19,821)	(18,395)	(6,643)
Other Business Activities	(324)	4,595	11,471
Total Operating Profit	31,662	89,170	75,704
Corporate expenses, net	(13,562)	(13,322)	(11,980)
Interest expense	(4,261)	(5,400)	(8,108)
Earnings from continuing operations before taxes	$13,839	$70,448	$55,616

	Operating Profit (Loss) as a Percentage of Sales
	Fiscal 2002	Fiscal 2001	Fiscal 2000

Tactical Vehicle Systems	15.4%	23.9%	17.8%
Power Products	(1.7)	1.8	2.8
Distributed Energy Solutions	(14.8)	(10.8)	(8.3)
Petroleum Equipment	(0.2)	1.8	7.0
Airline Products	(32.4)	(22.8)	(6.0)
Other Business Activities	(4.9)	19.8	43.9
Consolidated	2.7%	6.7%	6.8%

RESULTS OF OPERATIONS

Overview

During Fiscal 2002, the Company achieved a number of significant milestones.

Corporate

•                  On October 18, 2002, we moved our stock listing to the New York Stock Exchange using the symbol SVC.  We believe this change has provided our shareholders with greater market efficiency and our Company greater visibility.

Tactical Vehicle Systems

•                  The United States Congress funded another one-year extension to our existing contract to produce the Family of Medium Tactical Vehicles (“FMTV”), extending production through September 2004.

•                  Late in the year, we submitted our proposal to continue manufacture of the FMTV beyond the current contract.  The new contract, if awarded, would extend production for an additional four to five years beyond September 2004.

•                  We also submitted a proposal to the United Kingdom’s Ministry of Defence to supply over 8,000 cargo and support vehicles and provide products support for the next 30 years.

Power Products

•                  We expanded our market reach in the Power Products segment by acquiring the right to distribute Hyster equipment into additional areas of Texas and New Mexico.

Formation of Engineered Products Division

•                  We announced the consolidation of three manufacturing facilities into one location, creating the Engineered Products Division.  In the first half of Fiscal 2003, we will consolidate the fabrication facilities associated with the Petroleum Equipment segment, Distributed Energy Solutions segment, and the railcar mover and snowblower activities that are currently included in the Airline Products segment.  This consolidation effort is being taken in an effort to reduce operating costs, increase responsiveness to market opportunities and improve customer service.  The Company anticipates that it will incur restructuring costs of approximately $2 million and capital expenditures of $7-8 million to achieve this consolidation.  Once the consolidation is complete, the Company anticipates annual cost savings of approximately $6 million, of which the Company expects to realize approximately $2 million in Fiscal 2003.

Petroleum Equipment – Discontinued Operations

•                  We completed the sale of the Petroleum Equipment segment’s blowout preventer, valve and drilling riser business that we discontinued at the end of Fiscal 2001.

Fiscal 2002 vs. Fiscal 2001

Fiscal 2002 sales totaled $1,175.6 million, representing a 12% decrease compared to Fiscal 2001 sales of $1,329.5 million.  Net earnings from continuing operations for Fiscal 2002 were $10.8 million, or $0.38 per diluted share, compared with $20.2 million, or $0.70 per diluted share for Fiscal 2001, excluding a one time gain of $25.1 million after tax associated with settlements with the U.S. Army related to our Tactical Vehicle Systems segment.  Including this one time gain, Fiscal 2001 earnings were $45.3 million, or $1.57 per diluted share.  After the effect of discontinued operations and the cumulative effect of a change in accounting, the net loss for Fiscal 2002 was $7.2 million, or $0.25 per diluted share, compared to net earnings for Fiscal 2001 of $42.2 million, or $1.46 diluted share.

Tactical Vehicle Systems

The Tactical Vehicle Systems segment assembles the Family of Medium Tactical Vehicles under contracts with the U.S. Army, and provides sustaining design engineering, service and support.  The Tactical Vehicle Systems segment sales in Fiscal 2002 increased 4% to $450.8 million, compared to $432.3 million in Fiscal 2001.  Total operating profit for Fiscal 2002 was $69.3 million compared to Fiscal 2001 operating profit of  $103.5 million, which included $39.0 million pre-tax settlement of claims, net of expenses, with the U.S. Army, as further described below.

The increase in sales in Fiscal 2002 was primarily due to an increase in the volume of trucks delivered during the year.  In Fiscal 2002, 2,366 trucks were shipped compared to 2,229 trucks during Fiscal 2001.  Operating profit for Fiscal 2002 was $69.3 million, or 15.4% of sales, compared to $64.5 million, or 14.9% of sales, in Fiscal 2001, excluding the impact of the one-time settlements of claims with the U.S. Army.  This increase in sales, operating profit and operating profit percentage was largely due to the increased volume of truck shipments and improved operating efficiency.

The U.S. Army exercised an option to award a sixth program year to the current contract, which added $396 million to the backlog for this segment during the fourth quarter of Fiscal 2002.  Deliveries under this additional year are expected to begin in October 2003 and to be completed by September 2004. Shipments for Fiscal 2003 are anticipated to be approximately 2,389 trucks and 506 trailers.

In Fiscal 1998, we filed a claim with the U.S. government seeking recovery of costs incurred resulting from a delay of over eight months from the original production plan in the first multi-year FMTV contract.  The parties reached resolution in April 2001 through the alternative dispute resolution process managed by the Armed Services Board of Contract Appeals and we received payment of $20.8 million, net of related expenses, in July 2001.  In addition, in Fiscal 2000, we filed a claim with the U.S. government seeking recovery of costs incurred from retrofitting all vehicles produced under the first FMTV contract for changes in drive train components.  All costs associated with the retrofitting had been expensed in prior years.  The parties reached resolution through an alternate dispute resolution proceeding and the U.S. Army paid $18.2 million to us, net of expenses, in December 2001.

The U.S. government is the primary customer of the Tactical Vehicle Systems segment, accounting for practically all of the sales of the segment.  The FMTV contracts are subject to termination at the election of the customer and provide for termination charges that would reimburse us for allowable costs, but not necessarily all costs.  The loss of this customer would have a material adverse effect on our future financial condition and results of operations.

The FMTV incorporates engines, transmissions, axles and a number of other components specified by the U.S. Army and available only from the source or sources selected by the U.S. Army.  Interruption of the supply of any of these components could have a material adverse effect on the results of operations of the Tactical Vehicles Systems segment.  We believe that any delays arising from the unavailability of source-specified components would be compensated under the FMTV contracts.

In November 2002, we submitted our bid to the U.S. Army as part of the competitive bid process for the next multi-year FMTV contract.  The U.S. Army is expected to make its decision as to the final award of the new production contract by the end of April 2003.  This contract award is valued at approximately $1.5 - $2 billion, depending upon options, with production of over 10,000 trucks and trailers over a four- or five-year period.  Production by the successful bidder is expected to begin in October 2004.  If we do receive the award, we believe that our profit margins will likely be lower than historical levels for the existing FMTV contract.  Further, as the next multi-year contract award is for fewer trucks to be produced per fiscal year, revenue is projected to be lower relating to this contract, unless the U.S. Army exercises options for additional production.  We believe that if we are awarded the next multi-year FMTV contract, the award would increase our likelihood of being awarded additional U.S. government contracts in the future.

In January 2003, we submitted an amended bid to the United Kingdom’s Ministry of Defence (“UK MoD”), for their multi-year production contract for over 8,000 trucks.  We cannot reliably predict when the UK MoD will make its decision as to the final award of the production contract or whether we will receive the award.

This segment is highly dependent on securing additional contracts, after completion of the current contract for production of the FMTV, at acceptable operating margins.

Power Products

The Power Products segment sells and rents various industrial equipment; sells components, replacement parts, accessories and other materials supplied by independent manufacturers; and provides in-shop and on-site repair services for industrial, transportation, marine, construction, power generation and material handling equipment.  Sales for the Power Products segment in Fiscal 2002 decreased 8% to $540.7 million, compared to $587.0 million in Fiscal 2001.  Throughout Fiscal 2002, we continued to operate in a challenging marketplace characterized by a relatively weak economy.  Both equipment and parts sales were lower in the current year versus the prior year, partially offset by an increase in service sales.

The lower equipment and parts sales are largely attributable to the overall weakness in the markets we serve.  Specifically, our oil and gas customers have delayed spending, consequently reducing the overall demand for our products in this market.  Our over-the-highway customers are faced with increased costs associated with insurance, fuel and environmental regulation compliance, resulting in downward pricing pressure for our parts and equipment.  Finally, the power generation market we serve is also characterized by low demand, resulting from a build-up of capacity in recent years.

As a result of these lower sales levels and an unfavorable mix between equipment sales, rentals, parts and service, we did not cover our fixed costs in the current year, resulting in the Fiscal 2002 operating loss of $9.0 million, compared to the Fiscal 2001 operating profit of $10.3 million. Fiscal 2002 results included a credit of $1.0 million to cost of sales due to a lower LIFO inventory reserve, compared to a $6.3 million credit in Fiscal 2001.

At current activity levels, our plan to improve our performance in the Power Products segment includes reducing costs compared to Fiscal 2002.  This plan includes the impact of workforce reductions and management information systems implementation and training costs incurred in Fiscal 2002, and the creation of a shared administrative service center.  In addition, we expect continued productivity improvements from our backroom consolidation effort, increased service department productivity and efficiencies resulting from the management information system to yield further margin improvement.  However, until the sales volume returns to a higher level than currently being realized, operating margin rates will continue to be lower than those achieved historically.

We maintain operating locations in Colombia and Venezuela and are monitoring the emerging political and economic developments in those countries.  As of January 31, 2003, our total investment in inventory and fixed assets in these countries was less than $6 million.

Distributed Energy Solutions

The Distributed Energy Solutions segment packages reciprocating diesel and natural gas engine generator sets, installs and services power plant operations on a turnkey basis, and markets power generation solutions in domestic and certain international markets. Sales for the Distributed Energy Solutions segment decreased 51% to $57.0 million in Fiscal 2002 compared to $115.7 million in Fiscal 2001.  During Fiscal 2001, we experienced higher than normal demand for our large-scale power generation products as a result of power shortages in California.  Despite the lower sales volume, this segment’s operating loss in Fiscal 2002 was reduced to $8.5 million compared to a $12.4 million loss in Fiscal 2001. Fiscal 2002 results included a credit of $0.6 million to cost of sales due to a lower LIFO inventory reserve, compared to a charge of $2.8 million in Fiscal 2001. Fiscal 2002 results also included the substantial completion of a large, profitable project to provide the U.S. Navy with standby power units for its next new nuclear-powered aircraft carrier.

We had in our backlog over $40 million of orders as of the end of Fiscal 2002.  This segment’s ability to operate above a breakeven point during Fiscal 2003 is largely dependent upon converting the orders in backlog to sales and securing additional large-dollar projects that are currently in the sales pipeline.  Because the contracts in this segment tend to be large in volume and unpredictable as to timing, large quarterly swings in the financial results for this segment could occur.

As previously announced, in the first half of Fiscal 2003, we will be consolidating the Houston, Texas operations of the Distributed Energy Solutions business with those of the Petroleum Equipment segment, also in Houston.

Demand for the products and services offered by this segment is lower than it has been in recent years.  In addition, inventory levels in the market are relatively high.  The combination of these two factors has led to intense price competition in the industry, which we expect to continue in the near future.

As of the end of Fiscal 2002, inventory levels in this segment remain at higher than optimal levels, leaving opportunities for cash generation through the reduction of working capital in Fiscal 2003.

Petroleum Equipment

The Petroleum Equipment segment manufactures equipment primarily for the well stimulation segment of the oil service industry.  Its products include coil tubing systems and acidizing and fracturing systems.  At the end of Fiscal 2001, we announced our intention to sell this segment’s blowout preventer and controls, valve, and drilling riser business, and as a result, these activities were reclassified for reporting purposes as discontinued operations and are not included in the results of this segment.  In the third quarter of Fiscal 2002, we completed this sale and continue to classify any activities associated with completing retained contracts as discontinued operations.  See “Discontinued Operations and Cumulative Effect of Change in Accounting Principle” for further discussion.

Sales for the Petroleum Equipment segment totaled $59.2 million for Fiscal 2002 compared to $90.5 million in Fiscal 2001.  The segment reported a $0.1 million operating loss in Fiscal 2002 compared to a $1.6 million operating profit for Fiscal 2001.  During the first half of Fiscal 2002, the continuing operations of this segment were disrupted by the sale of the blowout preventer and controls, valve and drilling riser business discussed above.  During the second half of Fiscal 2002, however, a comparatively large number of profitable international orders were filled.

As mentioned above, during the first half of Fiscal 2003, we expect to consolidate certain operating locations of both the Distributed Energy Solutions and the Petroleum Equipment segments at one location in Houston, Texas.

The worldwide rig count at the end of February 2003, as reported by Baker Hughes Incorporated, increased approximately 12% compared to February 2002, and the drilling rig count and workover rig count in North America increased approximately 16% and 17%, respectively, for the same period.  These indicators of increased activity in the petroleum industry were also reflected in the increase in the backlog in the Petroleum Equipment segment to $64.6 million at January 31, 2003, up from $17.8 million at January 31, 2002. At the current level of activity and order rate, this segment is expected to continue to generate positive operating profit and profit margins more in line with historical rates for Fiscal 2003.

Airline Products

The Airline Products segment manufactures internal combustion and electric propulsion airline ground support equipment that includes aircraft tow tractors, gate pushback tractors, baggage tow tractors, beltloaders, air start units and air conditioning units.  This segment also manufactures mobile railcar movers and snow blowers.  Sales in the Airline Products segment for Fiscal 2002 were $61.2 million, compared to $80.6 million in Fiscal 2001.  The operating loss for Fiscal 2002 was $19.8 million, which included an asset impairment charge of $7.8 million, compared to an operating loss of $18.4 million in Fiscal 2001.  Excluding the asset impairment charge described below, the operating loss decreased to $12.1 million in Fiscal 2002 despite the lower sales volume, reflecting a reduction of fixed expenses, largely attributable to the consolidation of manufacturing facilities in Georgia in the second half of Fiscal 2001.

The airline industry encountered multiple challenges during Fiscal 2002, including economic recession, terrorist activities, the threat of war with Iraq, overall decreased consumer demand and high fuel prices.  During the fourth quarter of Fiscal 2002, the likelihood of war became more imminent, there was a heightened risk of terrorist activities and the airlines’ overall sentiment regarding their current and future operations continued to decline.  In light of these continuing challenges and the history of operating losses for this segment, we tested the segment’s long-lived assets and goodwill for impairment as of January 31, 2003 in accordance with SFAS No. 144 and SFAS No. 142.  We calculated the fair value of these long-lived assets based on the present value of estimated future cash flows from the Airline Products segment.  As a result of this analysis, we fully impaired the net carrying value of property, plant and equipment ($6.5 million) and goodwill and other intangibles ($1.3 million) related to the Airline Products segment as of January 31, 2003.

Since September 2001, we have taken aggressive measures to reduce costs, including personnel reductions, optimizing facility locations and increasing downtime.  In addition, we have taken action to expand and diversify our product line and to increase our sales in the military and industrial sectors.  In December 2002, we acquired the assets of DAVCO Industries, a manufacturer of aircraft ground support equipment specifically designed for the regional airline markets, for cash of $2.2 million.  We do not expect a return to breakeven performance in Fiscal 2003, but we do expect a reduced level of operating losses than we incurred in Fiscal 2002.

Other Business Activities

Other business activities not identified in a specific segment do not represent a significant portion of our business operations going forward.  This segment primarily included sales of gas compression equipment, a business we exited in Fiscal 2002, and corporate interest income of $1.8 million, $3.4 million and $7.9 million in Fiscal 2002, 2001 and 2000, respectively.

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

Tactical Vehicle Systems

The Tactical Vehicle Systems segment recorded sales for Fiscal 2001 of $432.3 million versus $304.1 million in Fiscal 2000.  Total operating profit for Fiscal 2001 was $103.5 million, which compared favorably with $54.3 million in Fiscal 2000.  Included in the Fiscal 2001 operating profit is $39.0 million in settlement of claims, net of expenses of $1.5 million, with the U.S. Army, as discussed previously.

The increase in sales in Fiscal 2001 was due to an increase in the volume of products shipped during the year.  In Fiscal 2001, 2,229 trucks and 692 trailers were shipped compared to 1,534 trucks and no trailers for the comparable period of Fiscal 2000.

Power Products

Sales for the Power Products segment in Fiscal 2001 were $587.0 million, 4% higher than Fiscal 2000 sales of $566.1 million, largely due to higher service sales.  We increased the number of service technicians in this segment and focused on the service aspect of this business.  While equipment sales increased modestly year-over-year, the trend was downward during the fourth quarter, reflecting weakness in selected markets such as oil and gas, material handling, and small power generation equipment.  This market softness was reflected in the equipment order backlog, which decreased $8 million during the year.  Parts sales remained steady but were impacted by the retirement of the two-cycle engine in the marine market.

Operating profit for Fiscal 2001 was $10.3 million compared with $16.4 million for Fiscal 2000.  A $3.1 million improvement from higher volume was more than offset by $5.1 million higher expense related to information systems improvements, $2.0 million of expense related to collectibility of certain accounts receivable, $0.7 million in inventory valuation adjustments (net of a lower LIFO reserve which decreased cost of sales by $6.3 million), and $1.4 million higher costs due to inflation and other factors.  Overall, margin rates on equipment were down while margin rates on parts and service sales remained consistent with prior periods.

Distributed Energy Solutions

Sales for the Distributed Energy Solutions segment in Fiscal 2001 were $115.7 million compared to $46.4 million in the prior year.  The increase in sales was primarily due to two large turnkey power generation projects in California that were completed in the first half of Fiscal 2001.  An operating loss of $12.4 million was recorded in Fiscal 2001 compared to a $3.8 million operating loss in Fiscal 2000.  The $6.7 million impact of higher gross margins due to increased volume was more than offset by cost structure increases in Houston ($6.9 million) and Sacramento ($3.3 million), $2.8 million LIFO provisions associated with an inventory increase, $1.4 million in warranty expenses, and $0.9 million for restructuring and other costs.

Petroleum Equipment

At the end of Fiscal 2001, we announced our intention to sell the Petroleum Equipment segment’s blowout preventer and controls, valve, and drilling riser business, and as a result, these activities were reclassified for reporting purposes as discontinued operations and not included in the results of this segment.  See “Discontinued Operations and Cumulative Effect of Change in Accounting Principle” below for further discussion.  The currently reported Petroleum Equipment segment manufactures equipment primarily for the well stimulation sector of the oil service industry.

Sales for the Petroleum Equipment segment totaled $90.5 million for Fiscal 2001 compared to $58.1 million in Fiscal 2000.  The segment reported a $1.6 million operating profit in Fiscal 2001 compared to a $4.1 million operating profit for Fiscal 2000.  The $3.0 million benefit from increased volume was more than offset by $2.9 million increased operating expense to support the increased volume, $1.0 million in higher information systems expense, a $1.0 million increase in product warranty costs and $0.5 million restructuring costs.

Airline Products

Sales for the Airline Products segment for Fiscal 2001 were $80.6 million versus $110.3 million in Fiscal 2000.  The operating loss for Fiscal 2001 was $18.4 million compared to an operating loss of $6.6 million for Fiscal 2000.  The increase in operating loss was attributable to lower volume ($4.5 million), restructuring costs ($4.7 million) associated with facility and organization consolidations, higher operating costs ($4.5 million) associated with facility costs, ramp up of the snow blower business transferred to Houston, Texas, higher insurance and bad debt expense, and other costs.  These costs were partially offset by lower LIFO reserves, which decreased cost of sales by $2.0 million.

Other Business Activities

Other business activities not identified in a specific segment primarily included sales of gas compression equipment, a business we exited in Fiscal 2002.  Fiscal 2001 sales were $23.3 million versus $26.1 million in Fiscal 2000.  Operating profit for Fiscal 2001 totaled $1.2 million versus $3.5 million in Fiscal 2000, which included a $5.6 million gain on the sale of the gas compression equipment leasing business.

Period Expenses

(In thousands, except percentages)	Fiscal 2002	Fiscal 2001	Fiscal 2000
Selling and administrative expenses	$136,924	$148,757	$120,482
Interest expense	4,261	5,400	8,108
Other income, net	(2,343)	(6,887)	(12,748)
Net period expenses	$138,842	$147,270	$115,842
Net period expenses as a percentage of sales	11.8%	11.1%	10.4%

Net Period Expenses

Period expenses for Fiscal 2002 totaled $138.8 million, or 11.8% of sales compared with $147.3 million, or 11.1% of sales in Fiscal 2001 and $115.8 million, or 10.4% of sales in Fiscal 2000.

Selling and administrative expenses for Fiscal 2002, 2001 and 2000 totaled $136.9 million, $148.8 million and $120.5 million, respectively.  The $11.8 million decrease during Fiscal 2002 resulted from lower spending at the business unit level of $4.5 million, primarily reflecting costs related to restructurings in Fiscal 2001 that did not recur in Fiscal 2002, and a reduction in corporate spending, primarily related to management information systems.  The $28.3 million increase during Fiscal 2001 included an $8.0 million increase in management information systems expenses, $6.1 million in restructuring expenses and higher costs due to increased business activity.

Interest expense declined during Fiscal 2002 by $1.1 million, as $20 million of long-term debt was repaid in the second quarter of Fiscal 2001, resulting in lower average debt balances outstanding year over year.  Interest expense declined $2.7 million in Fiscal 2001 compared to Fiscal 2000 due to debt reductions and capitalization of $0.6 million of interest on major capital projects.

Other income, net for Fiscal 2002 included $1.8 million of interest income, which is $1.7 million lower than Fiscal 2001, as the average investment balance and the average rate earned on such investments were lower in Fiscal 2002 compared to Fiscal 2001.  In Fiscal 2001, Other income, net also included a $1.7 million insurance recovery of damages from insurance carriers related to prior year claims.  Other income, net, for Fiscal 2000 included a $5.6 million gain on sale of the gas compression leasing business.

Discontinued Operations and Cumulative Effect of Change in Accounting Principle

(In thousands)	Fiscal 2002	Fiscal 2001	Fiscal 2000

Loss from discontinued operations, net of tax	$(8,731)	$(2,493)	$(368)
Gain (loss) on disposal of discontinued operations, net of tax	(5,551)	(628)	565
Cumulative effect of change in accounting principle, net of tax	(3,682)	—	—
Net earnings (loss)	$(17,964)	$(3,121)	$197

During the fourth quarter of Fiscal 2001, we determined that the Petroleum Equipment segment’s blowout preventer and controls, valve and drilling riser business was not strategically aligned with our core competencies.  At the end of Fiscal 2001, we announced our intention to sell this business and, consequently, these activities were reclassified for reporting purposes for all periods shown as discontinued operations.  Included in the net loss from discontinued operations for Fiscal 2002 were higher costs associated with certain contracts, including operational inefficiencies due to the closure of the business.  Also included in the loss from discontinued operations in Fiscal 2002 is a $1.1 million reserve ($0.7 million net of tax) related to a $6.1 million obligation to a financial institution in connection with a guarantee of a customer’s base obligation for certain gas turbine equipment in Argentina.  We are pursuing our rights under an export insurance credit policy procured in connection with the underlying transaction and our rights with the Argentine end user of the equipment.

In the third quarter of Fiscal 2002, we completed the sale of the blowout preventer and controls, valve and drilling riser business mentioned above.  At that time, we recognized an after-tax loss of $5.5 million on the sale.  We anticipate that losses from these discontinued operations will continue until all unresolved matters are finalized.

We recorded an after-tax gain of $0.6 million in Fiscal 2000 related to the prior year disposal of an investment and certain obligations relating to a power generation facility in Argentina associated with the previously discontinued gas turbine operations.  Accordingly, the gain was reflected as a gain on disposal of discontinued operations.

Effective February 1, 2002, we adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for business combinations and SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Among other things, SFAS No. 142 requires that the carrying value of goodwill and intangibles with indefinite lives no longer be amortized to expense, but instead be tested at least annually for impairment.  Upon adoption of SFAS No. 142 in the first quarter of Fiscal 2002, we recognized, as a cumulative effect of a change in accounting principle, a pre-tax impairment charge of $5.5 million to goodwill ($3.7 million after tax) primarily related to the Airline Products segment and ceased amortization of the remaining unamortized goodwill.  Our goodwill amortization for Fiscal 2001 was $0.7 million.

Financial Condition

Working Capital

(In thousands, except for ratios)	January 31, 2003	January 31, 2002
Current Assets
Cash and cash equivalents	$107,994	$81,438
Accounts and notes receivable, net	151,839	166,123
Recoverable costs and accrued profits not yet billed	11,668	—
Inventories	201,631	188,168
Income tax receivable	755	13,262
Deferred income tax asset	16,126	16,488
Other current assets	3,212	3,753
Total assets of discontinued operations	14,404	40,693
Total Current Assets	507,629	509,925

Current Liabilities
Notes payable	1,454	3,114
Current portion of long-term debt	30,250	250
Accounts payable	60,159	71,270
Accrued payrolls and incentives	17,408	19,402
Income taxes payable	524	1,394
Billings in excess of incurred costs	62,568	39,874
Other current liabilities	29,013	21,577
Total liabilities of discontinued operations	4,092	8,078
Total Current Liabilities	205,468	164,959
Working Capital	$302,161	$344,966

Current Ratio	2.47	3.09

During Fiscal 2002, current assets decreased by $2.3 million.  Cash and cash equivalents increased $26.6 million due to $56.7 million in cash from operations generated during Fiscal 2002 offset by $19.2 million used in investing activities and $11.0 million used in financing activities.  See “Liquidity and Capital Resources” below for further discussion.  Accounts and notes receivable decreased $14.3 million due to the timing of receipts from the U.S. government, retention on certain turnkey projects and other timing of collections.  Recoverable costs and accrued profits not yet billed increased as large contracts in the Petroleum Equipment segment and the Distributed Energy Solutions segment, which are accounted for on the percentage of completion method, were in process and not yet invoiced.  Inventories increased $13.5 million, principally in the Airline Products segment, as sales order activity slowed in the second half of Fiscal 2002.  Income taxes receivable decreased by $12.5 million, as we received a refund from the Internal Revenue Service early in Fiscal 2002.  Assets of discontinued operations decreased substantially as such businesses were sold in Fiscal 2002.

Current liabilities increased by $40.5 million during Fiscal 2002 principally due to a $30.0 million increase in the current portion of long-term debt.  This traunch of our private placement is due to be repaid in May 2003.  In addition, accounts payable, accruals and other current liabilities decreased by $6.5 million primarily due to the timing of payments.  Billings in excess of costs, which almost entirely related to our Tactical Vehicle Systems segment, increased by $22.7 million due to timing of receipts from the U.S government versus the timing of expenditures associated with the FMTV contract.

Non-Current Assets

(In thousands)	January 31, 2003	January 31, 2002

Property, plant and equipment, net (excluding rental equipment)	$101,266	$100,309
Rental equipment, net	17,698	19,348
Deferred income tax asset	11,754	3,237
Intangibles and other assets, net	14,288	16,236
	$145,006	$139,130

Non-current assets increased by $5.9 million during Fiscal 2002, primarily as a result of increased deferred tax assets, reflecting the impact of losses recorded for book purposes that are not yet deductible for tax.  With respect to property, plant and equipment, the impact of the final completion of both a new facility in Dallas, Texas in the Power Products segment and a new fabrication facility in the Tactical Vehicle Systems segment was largely offset by the impairment of long-lived assets and goodwill in the Airline Products segment.

Long-Term Liabilities and Equity

	January 31, 2003		January 31, 2002
(In thousands)	Amount	Percentage	Amount	Percentage

Long-term debt (excluding current portion)	$26,531	5.9%	$56,600	11.7%
Other long-term liabilities, excluding long-term debt	58,628	13.1	36,265	7.5
Shareholders’ equity	362,008	81.0	391,231	80.8
	$447,167	100.0%	$484,096	100.0%

Total long-term liabilities and shareholders’ equity decreased by $36.9 million during Fiscal 2002, principally due to the reclassification of $30.0 million of debt due May 2003 to current liabilities.  Other long-term liabilities increased by $22.4 million, almost all of which related to an increase in our accrued pension benefit obligation.  Of this amount, $17.1 million was due to an increase in additional minimum pension liability.  Shareholders’ equity decreased by $29.2 million as a result of: $13.0 million of other comprehensive loss, principally related to an increase in the tax-affected additional minimum pension liability; $9.7 million of dividend payments; and $7.2 million of net loss.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of cash liquidity include cash and cash equivalents, cash from operations, amounts available under credit facilities and other external sources of funds.  We believe that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends and other financial commitments.

We have a $150 million unsecured revolving credit facility, which matures on January 31, 2004.  No borrowings were outstanding under the facility at any time during Fiscal 2002 or Fiscal 2001.  The revolving credit facility has a $25 million sub facility, which may be used for letters of credit.  Approximately $8.1 million in letters of credit under the revolving credit facility were outstanding at January 31, 2003.  Pursuant to covenant limitations of the revolving credit facility, approximately $53 million was available for borrowing at January 31, 2003.  A commitment fee ranging from 20 to 50 basis points is paid on the daily average unused balance based on our leverage ratio.  Borrowings outstanding would bear interest at several options, including LIBOR plus 75 to 175 basis points based on our leverage ratio, the prime rate, or a competitive bid among the banks.  Based on the first option (LIBOR plus 75 to 175 basis points based on our leverage ratio), the borrowing rate would have been approximately 2.34% as of January 31, 2003.  We intend to negotiate an extension of the revolving credit facility on similar terms and conditions prior to its expiration in January 2004.  There can be no assurance that we will be able to successfully negotiate such an extension or, if we do, that such extension will include similar terms and conditions, rates of interest and covenants.  Although no borrowings are currently outstanding under the revolving credit facility, failure to negotiate a new facility on terms acceptable to us could restrict our future ability to make acquisitions and fund working capital, capital expenditures, common stock dividends or other financial obligations.

In addition, we have $55 million in senior notes outstanding.  The senior notes are unsecured and were issued pursuant to an agreement containing a covenant, which imposes a debt to total capitalization requirement.  Of this $55 million amount, $30 million is due and payable in May 2003 and is classified on our Consolidated Statement of Financial Position as current portion of long-term debt.  We currently intend to repay this obligation with available cash on hand.  Other available sources of cash, including capacity under the revolving credit facility, are available to fund this obligation.  The remaining $25 million is due and payable in May 2006.  For additional information, see Note 9 to the Consolidated Financial Statements.

In Fiscal 2002, we entered into an interest rate swap agreement, which expires in Fiscal 2004, with a notional amount of $15 million related to $15 million of the senior notes due in 2006. This transaction, which is designated as a fair value hedge, effectively converts $15 million of fixed rate debt with an interest rate of 7.38% into floating rate debt with an interest rate of LIBOR plus 436 basis points.  The applicable floating interest rate as of January 31, 2003 was approximately 5.70%.  The net interest received or paid as a result of the interest rate swap is included in interest expense on the Consolidated Statements of Earnings. The recorded value of the swap and the related debt are carried on the Consolidated Statements of Financial Position at fair value.

The revolving credit facility and the senior notes mentioned above were issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, sales of assets, rentals and other items.  Additional covenants in the revolving credit facility require us to maintain a minimum tangible net worth and interest coverage.  Since these requirements are calculated from earnings and cash flow, our ability to declare and pay dividends could be restricted indirectly.  Based on our financial condition as of January 31, 2003, the restrictions imposed by our debt instruments do not currently restrict our ability to declare and pay dividends at historical levels.

In addition, our international subsidiaries had foreign currency bank notes payable totaling $1.5 million and $3.1 million at January 31, 2003 and 2002, respectively.  Such notes payable consist of renewable, secured loans for the purpose of financing our South American operations.  These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by letters of credit issued by us and principally bear market-based variable rates of interest, which were approximately 15.6% and 13.4% as of January 31, 2003 and 2002, respectively.  We use foreign denominated debt to offset the impact of foreign currency exchange rate fluctuations on our South American operations.

We have additional banking relationships, which provide uncommitted borrowing arrangements.  In the event that any acquisition of additional operations, growth in existing operations, settlements of lawsuits or disputes, changes in inventory levels, accounts receivable, tax payments or other working capital items create a permanent need for working capital or capital expenditures in excess of the existing cash and cash equivalents and committed lines of credit, we may seek to borrow under other long-term financing instruments or seek additional equity capital.

The following table summarizes the Company’s cash flows from operating, investing and financing activities as reflected in the Consolidated Statements of Cash Flows.

Summarized Consolidated Statements of Cash Flows

(In thousands)	Fiscal 2002	Fiscal 2001	Fiscal 2000
Net cash provided by (used in):
Operating activities	$56,724	$50,313	$97,025
Investing activities	(19,194)	(44,787)	22,868
Financing activities	(10,974)	(34,262)	(21,430)
	$26,556	$(28,736)	$98,463

Net Cash Provided By (Used In) Operating Activities

(In thousands)	Fiscal 2002	Fiscal 2001	Fiscal 2000
Net earnings from continuing operations	$10,763	$45,344	$35,157
Depreciation and amortization	22,919	22,275	20,790
Other non-cash items	8,909	(4,586)	(8,809)
Change in operating assets and liabilities, net	20,495	(25,567)	60,916
Net cash provided by continuing operations	63,086	37,466	108,054
Net cash provided by (used in) discontinued operations	(6,362)	12,847	(11,029)
Net cash provided by operating activities	$56,724	$50,313	$97,025

Net cash provided by continuing operations in Fiscal 2002 was $63.1 million.  Net earnings from continuing operations and non-cash charges provided cash of $42.6 million. Other non-cash items in Fiscal 2002 primarily represent the non-cash impairment charge of $7.8 million related to Airline Products segment long-lived assets and goodwill.  We reduced overall working capital by $20.5 million in Fiscal 2002, including an increase in billings in excess of costs of $22.7 million primarily associated with the Tactical Vehicles Systems segment and $14.8 million in accounts and notes receivable due to the timing of collections, partially offset by $12.6 million for inventories and $11.7 million in recoverable costs and accrued profits not yet billed associated with our Petroleum Equipment and Distributed Energy Solutions segments.

Net cash provided by continuing operations in Fiscal 2001 was $37.5 million.  Net earnings from continuing operations and non-cash charges provided cash of $63.0 million.  The $25.6 million usage from the change in operating assets and liabilities, net, was largely due to a $25.2 million increase in inventories primarily in the Distributed Energy Solutions segment.

Net cash provided by continuing operations in Fiscal 2000 totaled $108.1 million.  Net earnings from continuing operations and non-cash charges provided cash of $47.1 million.  Decreases in accounts and notes receivable net of changes in recoverable costs not yet billed of $75.6 million provided the primary additional source of cash from operations.

Net Cash Provided by (Used In) Investing Activities

(In thousands)	Fiscal 2002	Fiscal 2001	Fiscal 2000
Expenditures for property, plant and equipment	$(26,999)	$(53,207)	$(35,021)
Acquisition of businesses	(4,913)	(1,225)	—
Proceeds from sale of business assets	250	5,737	55,221
Disposal of property, plant and equipment	3,335	3,908	2,668
Net investing activities of discontinued operations	9,133	—	—
Net cash provided by (used in) investing activities	$(19,194)	$(44,787)	$22,868

During Fiscal 2002, we reduced our level of capital expenditures significantly compared to the previous years.  Included in the $27.0 million are final expenditures associated with the completion of our new facility in Dallas and the fabrication facility in Sealy, Texas, both mentioned below.  The Company currently anticipates the capital spending in Fiscal 2003 will be $30 to $35 million, including $7 to $8 million related to consolidation of the Engineered Products Division fabrication facilities.

Included in the $4.9 million of Acquisition of businesses in Fiscal 2002 are two acquisitions completed in the fourth quarter.  We acquired the assets of DAVCO Industries, Inc., a supplier of regional and governmental airline ground support equipment, for $2.2 million.  These products have been integrated into the Airline Products segment operations in Georgia.  Anticipated annual sales volume from this product line is approximately $4 million.  We also acquired the franchise for the Hyster forklift truck territory that includes five Texas counties in the El Paso, Texas area as well as the entire state of New Mexico for $2.7 million.  We currently hold the Hyster franchise for most of the state of Texas and now New Mexico.  This acquisition is expected to add approximately $5 million of annual revenue to the Power Products segment.

Net investing activities of discontinued operations in Fiscal 2002 primarily included proceeds of $14.8 million from the sale of our blowout preventer and controls, valve and drilling riser business, partially offset by an expenditure of $6.1 million to satisfy a gas turbine guarantee obligation in Argentina.

During Fiscal 2001 and 2000, we invested significant amounts of cash in property, plant and equipment to expand our existing business.  Included in Fiscal 2001 are expenditures for a new fabrication facility in the Tactical Vehicle Systems segment, equipment and leasehold improvements related to a new facility in Georgia for the Airline Products segment, and expenditures related to a new facility in Dallas for the Power Products segment.  Also included in Fiscal 2001 and 2000 were $2.1 million and $5.2 million, respectively, of expenditures related to our new enterprise resource planning software and capitalizable implementation costs.

During Fiscal 2001, we received $5.7 million in cash associated with the sale of our John Deere franchise and the final payment related to the sale of our gas compression business sold in the prior year, both in the Power Products segment.  During Fiscal 2000, we received $55.2 million in cash associated with the divestiture of our gas compression equipment leasing business.

In Fiscal 2001, our Tactical Vehicle Systems segment acquired Extended Reach Logistics, Inc., an e-commerce business for $1.2 million in cash plus additional potential performance payments.

Net Cash Provided By (Used In) Financing Activities

(In thousands)	Fiscal 2002	Fiscal 2001	Fiscal 2000
Additions to long-term borrowings	$—	$—	$29,238
Payments on long-term borrowings	(250)	(21,005)	(29,233)
Net short-term borrowings (payments)	(1,660)	(9,498)	(12,517)
Dividends paid	(9,731)	(9,610)	(9,521)
Proceeds from exercise of stock options	667	5,851	603
Net cash used in financing activities	$(10,974)	$(34,262)	$(21,430)

During Fiscal 2002, we paid common stock dividends of $9.7 million, or $0.34 per share.  There have been no changes in the dividend rate per share during the years presented.  We generally use funds from operations to pay such dividends.  Declaration and payment of dividends in the future is dependent upon our earnings and liquidity position, among other factors.  Proceeds from exercise of stock options during Fiscal 2002 decreased compared to 2001 due to generally as a result of lower stock prices which resulted in a lower level of stock option exercises.

During Fiscal 2001, we paid down $21.0 million of long-term borrowings of which $20.0 million related to senior notes from a private placement in prior fiscal periods.  In Fiscal 2001, $9.5 million of short-term debt was also paid, substantially all of which was related to a financing arrangement for equipment inventory.  Proceeds from exercise of stock options at Fiscal 2001 increased due to generally higher stock prices, which resulted in a greater level of stock option exercises.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We occasionally enter into certain financing arrangements in the ordinary course of business, including non-cancelable operating leases, letters of credit and debt guarantees.

We enter into operating leases for some of our facility and equipment needs.  Such lease arrangements enable us to conserve cash by paying monthly lease rental fees for the applicable assets rather than purchasing them.  At the end of the lease period, we have no further obligation to the lessor.  If we decide to cancel or terminate a lease prior to the end of its term, we are typically obligated to pay the remaining lease payments over the term of the lease, and in certain cases may be allowed to sublet the asset to another party.

We are occasionally required to issue performance indemnities or to post letters of credit, generally issued by a bank, to collateralize certain insurance programs, to secure credit facilities or to ensure performance under contracts.  A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that we have failed to meet our obligations under the letter of credit.  If this were to occur, we would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit.  Generally, a letter of credit is released when we have satisfied the obligations that the letter of credit is securing.

We occasionally provide certain guarantees in support of our customers’ financing of purchases from us in the form of debt guarantees.  Pursuant to such guarantees, once the customer has satisfied its debt obligation to the lender, our guarantee is released.  Should a customer fail to meet its obligation to the lender, the lender could require us to satisfy such obligation, in which case we would have some legal recourse against the customer.

Our contractual obligations at January 31, 2003 are summarized as follows (in thousands):

	Less than one year	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total
Long-term debt obligations	$30,250	$250	$250	$25,250	$250	$350	$56,600
Notes payable	1,454	—	—	—	—	—	1,454
Operating leases	4,585	3,785	2,973	2,047	1,455	2,380	17,225
Total contractual cash obligations	$36,289	$4,035	$3,223	$27,297	$1,705	$2,730	$75,279

In addition, our other commercial commitments expire as follows (in thousands):

	Less than one year	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total
Letters of credit	$9,936	$—	$—	$—	$—	$—	$9,936
Contingent performance indemnities	—	—	—	—	6,663	—	6,663
Debt guarantees	852	—	—	—	—	—	852
	$10,788	$—	$—	$—	$6,663	$—	$17,451

EMPLOYEE DEFINED BENEFIT PLANS

We have a noncontributory defined benefit pension plan covering substantially all of our full-time employees.  The pension benefits are based on years of service, limited to 45 years, and the employee’s highest consecutive five-year average compensation out of the last 10 years of employment.  We fund pension costs in conformity with the funding requirements of applicable government regulations.

The assets of our pension plan, like numerous other companies’ plans, are, to a substantial degree, invested in the capital markets and managed by a third party under the review of our pension plan committee.  Given the performance of the stock market during recent history, we were required to reflect an additional minimum pension liability of $17.1 million in our Fiscal 2002 financial statements as a result of a decline in the value of the assets held by our pension plan.  Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in pension liability with an offsetting charge to shareholders’ equity (net of income tax) through comprehensive income (rather than net income).  We also anticipate that the decline in the value of the pension plan assets will result in higher future pension costs.  However, absent a decision by us to increase our contributions to the pension plan as a result of the Fiscal 2002 asset performance, such asset performance is not expected to have a material impact on our near-term liquidity as pension funding requirements generally allow for such impacts to be spread over multiple years.  Increases in post-Fiscal 2002 pension funding requirements could occur, however, if capital market performance in future periods does not more closely approximate the long-term rate of return assumed by us, and the amount of such increases could be material.

The calculation of expense associated with our pension plan is dependent on key assumptions, including the long-term discount rate, the expected rate of return on plan assets, and the assumed rate of compensation increases.  During Fiscal 2002, we changed the assumed discount rate used for this calculation from 7.00% in Fiscal 2001 to 6.75%.  This decision was based on the trending in the monthly average Moody’s/Mergent’s Corporate Aa yields and the monthly average 30-year Treasury rates.  In addition, we reduced the assumed rate of compensation increase for our employee population by 1% point, from 5.1% to 4.1% based on more recent actual data and the expectation that long-term rates of compensation increase should approximate growth in overall gross domestic product.  Consistent with prior years, we used 9.0% in Fiscal 2002 as our expected long-term rate of return on plan assets.  This is based on an actuarial estimate of returns over a 20-year time horizon based on our pension plan’s long-term asset allocation strategy using geometric averaging.  While we believe that these assumptions are reasonable for Fiscal 2002, we will continue to evaluate the reasonableness of our actuarial assumptions for their applicability in the Fiscal 2003 actuarial analysis.

If we decrease the expected long-term rate of return on plan assets assumption by 50 basis points, the pension expense we would recognize would increase by $0.4 million.  If we were to decrease the discount rate by 100 basis points, the pension expense we would recognize would increase by approximately $3.0 million.

During Fiscal 2002, 2001 and 2000 we recognized $6.0 million, $4.6 million and $3.8 million, respectively, of expense associated with our defined benefit pension plan.  During those same three years, we contributed $1.7 million, $5.7 million and $0.4 million of funding, respectively.  Based on the best available information we have at this time, we expect that in Fiscal 2003 we will contribute approximately $6 million to our defined benefit pension plan and recognize $8 million of pension expense.  These pro-forma estimates include a discount rate of 6.75%, an expected long-term rate of return on plan assets of 8.5% and a 4.1% rate of compensation increase.

In addition to our defined benefit pension plan, we have a defined benefit postretirement medical plan, which covers most of our employees and provides for the payment of medical costs of eligible employees and dependents upon retirement.  The plan is currently not funded.  We expect to continue paying postretirement medical costs as covered claims are incurred.

Like the pension plans discussed above, the defined benefit postretirement medical plan is dependent on key assumptions.  For this actuarial calculation, we have also used a discount rate of 6.75%.  Another key assumption in this actuarial calculation is the assumed future health care cost trend rates.  We have assumed an annual rate of increase of approximately 5.5% in the per capita cost of covered health care benefits for Fiscal 2003.  The rate is assumed to moderate to 5% through 2004 and remain at that level thereafter.  This estimate of future medical cost growth was based on the assumption that the rate of medical cost increases would eventually level off and that growth in these costs would eventually approximate the overall growth in gross domestic product.  Given more recent data, however, we are re-evaluating this assumption.  When we initiate our actuarial calculation of the Fiscal 2003 expense, we expect to assume a Fiscal 2004 growth rate of over 8%, eventually and gradually decreasing to 5% by 2008 and remaining at that level thereafter.

If we had increased our medical growth assumptions by 100 basis points in Fiscal 2002, the effect on total service and interest cost components would have been approximately $0.3 million.  While we currently believe the existing discount rate of 6.75% is appropriate for the Fiscal 2003 estimate, if we were to decrease the discount rate by 100 basis points, the effect on total service and interest cost components we would recognize would increase by $0.2 million.

CRITICAL ACCOUNTING POLICIES

Preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period.  We evaluate our estimates on an on-going basis, based on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates.  If actual market conditions are less favorable than those projected by us, additional adjustments to reserve items might be required.  We consider the following policies to be the most critical and pervasive accounting policies we use, and the areas most sensitive to material change from external factors.

Revenue Recognition:  Generally, revenue is recognized when contract terms are met, collectibility is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer.  With respect to long-term construction contracts, revenue is recognized using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Measurement of progress toward completion is based on units-of-production for the FMTV contracts in the Tactical Vehicle Systems segment, and typically based on direct labor hours for other percentage-of-completion contracts.  Changes in estimates for revenues, costs to complete and profit margins are recognized in the period in which they are reasonably determinable.  Any anticipated losses on uncompleted contracts are recognized whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

Warranty:  Based on historical experience and contract terms, we provide for the estimated cost of product and service warranties at the time of sale or, in some cases, when specific warranty problems are identified.  Accrued warranty costs are adjusted periodically to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  Occasionally, a material warranty issue can arise that is beyond our historical experience.  We provide for any such warranty issues as they become known and estimable.  Should actual product failure rates or repair costs differ from our current estimates, revisions to the estimated warranty liability would be required.

Allowance for Doubtful Accounts:  We extend credit and credit enhancements to customers and other parties in the normal course of business and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  We base such estimates on our historical experience and any specific customer collection issues we have identified.  While such credit losses have historically been within our expectations and the provisions established, we might not continue to experience the same credit loss rates we have in the past.  Circumstances in some of the industries in which our customers operate may affect their operating performance and cash flows, which in turn might affect our ability to collect our accounts receivable.  As circumstances develop, the financial condition of specific customers changes or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

Inventory:  Inventories are stated at the lower of cost or market, with cost generally determined on a last-in, first-out (“LIFO”) basis, and market determined on the basis of estimated realizable values, less related customer deposits.  Work in process costs include material, labor and overhead.  When circumstances dictate, we write inventory down to its estimated realizable value based upon assumptions about future demand, technological innovations, market conditions and the physical condition of products.  If circumstances change, causing us to reduce our estimate of realizable value for specific inventory items or categories, additional provisions to cost of sales may be required.

Asset Impairment:  We assess the valuation of components of our property, plant and equipment and other long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable.  We base our evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present.  If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, we determine whether impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist.  If our estimate of undiscounted future cash flows during the estimated useful life of the asset is less than the carrying value of the asset, we recognize a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of estimated future cash flows.

Deferred Income Tax Assets:  We record deferred tax assets and liabilities for differences between the book basis and tax basis of our net assets.  We record a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount we expect to realize.  We consider the amount of taxable income available in carryback years, future taxable income and potential tax planning strategies in assessing the potential need for a valuation allowance.  Should we determine that we will not likely realize all or part of our net deferred income tax assets in the future, an adjustment to the deferred tax asset balance would be charged to the income tax provision in the period such determination is made.

Insurance:  We maintain a variety of insurance for our operations that we believe to be customary and reasonable.  Although we believe we currently maintain insurance coverage that is adequate for the risks involved, there is always a risk that our insurance may not be sufficient to cover any particular loss or that our insurance may not cover all losses.  For example, it is possible that an adverse product liability claim could arise in excess of our coverage.  In addition, insurance rates and availability are subject to wide fluctuation, and changes in our coverage and the insurance industry could result in increases in our insurance cost and higher deductibles and retentions.

We are self-insured up to certain levels in the form of deductibles and retentions for general liability, vehicle liability, group medical and workers compensation claims.  In addition, we do not maintain insurance for some business risks and potential exposures for which insurance is not available or not financially cost-effective. We accrue for estimated self-insurance costs and uninsured exposures based on estimated development of claims filed and an estimate of claims incurred but not reported.  We regularly review estimates of reported and unreported claims and provide for losses accordingly.  Although we believe that adequate reserves have been provided for expected liabilities arising from our self-insured obligations, uninsured claims and exposures, our estimates of these liabilities may change as claims develop, and adjustments to reserves may be required.

Pensions and Other Postretirement Benefits:  We account for our defined benefit pension plan and our defined benefit postretirement medical plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions,” respectively. These standards require that amounts recognized in the financial statements be determined on an actuarial basis.  Significant elements in determining our pension and other postretirement benefit expense include the expected return on plan assets, expected medical cost and compensation increases, and the discount rate for calculating future liability.  See “Employee Defined Benefit Plans” for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets.  Among other things, SFAS No. 142 requires that the carrying value of goodwill and intangibles with indefinite lives no longer be amortized to expense, but instead be tested at least annually for impairment.  Upon adoption of SFAS No. 142 in the first quarter of Fiscal 2002, we recognized, as a cumulative effect of a change in accounting principle, a pre-tax impairment charge of $5.5 million to goodwill ($3.7 million after tax), primarily related to the Airline Products segment and ceased amortization on the remaining unamortized goodwill.  See Note 13 in the consolidated financial statements elsewhere herein for further discussion.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and can be reasonably estimated.  Such asset retirement costs are to be capitalized as part of the carrying value of the related long-lived asset and depreciated over the asset’s estimated useful life.  We have adopted SFAS No. 143 as of February 1, 2003.  We do not believe adoption of the new standard will have a material effect on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, for the disposal of a business.  SFAS No. 144 provides a single accounting model for long-lived assets to be sold and addresses significant implementation issues of SFAS No. 121.  The new rules also broaden the criteria regarding classification of a discontinued operation.  We adopted SFAS No. 144 in Fiscal 2001 and as a result classified certain operations to be sold as discontinued operations.  In Fiscal 2002, in accordance with SFAS No. 144, we recorded a charge of $6.5 million to impair the long-lived assets of the Airline Products segment.  See Notes 2 and 3 in the consolidated financial statements elsewhere herein for further discussion.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with plant closings or other exit or disposal activities when incurred.  Previous guidance required recognition of such costs as a liability as of the date an entity commits to an exit plan.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  Adoption of the new standard will impact the timing of liability recognition related to future exit or disposal activities, but will not have a material effect on our ultimate costs associated with such activities.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee.  FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligation under certain guarantees that it has issued.  The recognition provisions of FIN No. 45 do not apply to product warranties.  Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued after December 31, 2002.  The disclosure requirements are effective immediately.  See Note 7 in the consolidated financial statements elsewhere herein.  We do not expect the recognition provisions of FIN No. 45 will have a material effect on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock options and other stock-based employee compensation.  In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting used for stock-based compensation and its effect on reported results.  SFAS No. 148 is effective in Fiscal 2003, and has no impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity.  FIN No. 46 applies to variable interest entities created after January 31, 2003, and is effective for interim periods beginning after June 15, 2003 for existing variable interest entities.  As we have no material exposures to special purpose entities or other off-balance sheet arrangements, we anticipate that the effects of adopting FIN No. 46 will not be material to our consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Cautionary Statements

Certain of the statements contained in this document, including those made under the captions “Business,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Other than statements of historical fact included herein, all statements herein, including in particular, but not limited to, statements regarding potential future products and markets, our future financial position or results of operations, business strategy, other plans, and objectives for future operations, relating to trends, expressing our belief, referring to expectations, referring to backlogs as to future product deliveries, relating to long-term contracts in progress or using the words “should,” “could,” “may,” and words of similar import and prospective focus, are forward-looking statements.  We can give no assurance that any forward-looking statement of ours will prove to have been correct and such statements are not guarantees of future performance.  They involve certain risks, uncertainties, and assumptions that are difficult to predict, and actual outcomes and results may differ materially from what is expressed or forecasted or implied in such forward-looking statements.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Specific important factors that could cause actual results, performance, or achievements to differ materially from our forward-looking statements, and that otherwise may affect our operations, are identified below.  All written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by such factors.

•                  Risk of Competition.  Our foreign and domestic competitors may use their resources and product and service offerings to increase competition, both in prices and products and services offered, and thereby reduce our market shares and/or sales and profitability.  Some of our existing and potential competitors have substantially greater marketing, financial, and technical resources than we have, and these resources may be used in effective competition with us.  We have assumed in our forward-looking statements that we will continue to be a reasonably effective competitor in our markets.

•                  Risks Relating to Technology.  Our business will suffer if we are unable to keep up with rapid technological change and product development.  Our success will depend on our ability to anticipate changes in technology and industry requirements and to respond to technological developments on a timely basis, either internally or through strategic alliances.  We will likely be constantly threatened by current competitors or new market entrants who may develop new technologies or products or establish new standards that could render our products less marketable or obsolete.  Thus, we can offer no assurances that we will be successful in developing and marketing, on a timely and cost effective basis, products or product enhancements that respond to our competition, to technological developments, to changing industry standards, and to market place acceptability.  We have assumed in our forward-looking statements that we can reasonably keep pace with our competitors in technology changes and product development.

•                  Risks of General Economic Conditions.  Our commercial operations are cyclical and dependent for success on the general economic well-being of the United States and certain other world markets.  A general economic downturn could adversely affect demand for our products and services.  In 2001 and 2002, there was a marked period of economic slowdown, and there are still some signs that we are in a period of a world economic slowdown and world-wide economic uncertainty exists, particularly in light of the war in Iraq and related factors.  If the United States or world economies decline or fail to recover, the demand for, and price of, our products and services could be adversely affected, thus adversely affecting our revenues, results of operations and cash flow.  Further, other general market conditions such as increased inflation and higher interest rates could also adversely impact our revenues and results of operations.  In our forward-looking statements we have assumed that a worldwide recession or material downturn in the United States economy, to the extent they may exist at present, will not continue or worsen and that we are not entering a new and significant down-cycle in our markets or a period of significantly increasing inflation and interest rates.

•                  Risks of Oil and Gas Industry Economic Conditions.  Our Petroleum Equipment segment, as well as certain aspects of our Power Products and Distributed Energy Solutions segments, are closely tied to the oil and gas industry in general and, in particular, to capital expenditures by oil and gas companies and companies providing services and manufactured products to the oil and gas industry.  Capital expenditures by oil and gas companies have tended in the past to follow trends in the price of oil and natural gas, which have fluctuated widely in recent years and which were somewhat depressed (particularly for natural gas) in Fiscal 2002.  A sustained period of substantially reduced capital expenditures by oil and gas companies and oil and gas service and manufacturing companies, as we have experienced in the most recent year and also in some other recent years, will likely lead to a drop in demand for products and services in our Petroleum Equipment segment as well as in our Distributed Energy Solutions and Power Products segments, which also provide products and services used in connection with the exploration for and production of oil and gas.  Any such drop will have an adverse effect on our revenues, results of operations and cash flow during the affected period, as it did during Fiscal 2002.  There are some recent modest signs of recovery in the oil and gas industry, and we have assumed in our forward-looking statements that economic conditions in such industry will stabilize at least at present levels or improve and that capital expenditures in the industry will not continue to be unduly restrained in future periods.

•                  Risks of Airline Industry Economic Conditions.  Our Airline Products segment is highly dependent upon the economic well-being of the airline industry and was adversely affected in Fiscal 2002 by serious difficulties in that industry, including difficulties arising following the terrorist attacks on the U.S. in September 2001.  Capital and other general expenditures by airline companies are the principal source for demand for the products of our Airline Products segment.  Should there be a sustained period of substantially reduced capital expenditures by airline companies and other companies that cater to the airline industry, the demand for our products in our Airline Products segment will drop and there will likely be an adverse effect on our results of operations and cash flow during the affected period, as there was in Fiscal 2001 and Fiscal 2002.  In our forward-looking statements we continue to be cautious as to the recovery of economic conditions in the airline and related industries and do not anticipate quick and/or complete recovery.  Further, we are unable to predict the effect of a current viral epidemic (SARS) on air travel and the resultant effect on the airline business, although it appears to be adversely affecting air travel at present.

•                  Risks as to Terrorist Attacks on the U.S. and Their Impact on the U.S. Economy.  While we are not yet able to evaluate fully the ongoing impacts of the terrorist attacks on the U.S. (which appear to have coincided with or contributed to a general downturn in the U.S. economy), or the threat of further such incidents, such circumstances may continue to adversely affect our business in ways that we cannot yet identify.  However, both the past attacks and threats of future ones may adversely affect the demand for our products and services generally in addition to their specific impact on our segments that serve the oil and gas and airline industries.  Our forward-looking statements at present assume no further material impacts of such circumstances on the U.S. or further deterioration on our affected business.

•                  Risks Relating to Personnel.  Labor shortages and our inability to recruit and retain key employees and workers could limit our operations and increase our labor costs and, in turn, adversely affect our results of operations.  Our manufacturing and service operations are substantially dependent upon our ability to recruit and retain key managers and qualified machinists, mechanics, factory workers, and other laborers.  A strong labor market can adversely impact us by limiting our manufacturing capacity or resulting in significantly increased wages and other benefits to attract additional key employees and workers.  We have assumed in our forward-looking statements that we will continue to be able to recruit and retain necessary personnel at overall costs that are comparable with our ability to produce revenues.

•                  Risks of Dependence on Government and Failure to Obtain New Government Contracts.  Because the U.S. government is one of our key customers, decreased government spending or termination of significant government programs could adversely affect our business.  Our Tactical Vehicle Systems segment depends largely on U.S. government expenditures.  In recent years, government contracts in such segment have accounted for substantial percentages of our annual revenues and operating income.  We are currently in production year five of our second multi-year contract with the U.S. Army for production of the FMTV that provides for continued production of the FMTV through September 2004 including currently exercised option years.  The funding of the new FMTV contract is subject to the inherent uncertainties of Congressional appropriations.  As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the FMTV contract must be funded annually by the U.S. Army and may be terminated at any time for the convenience of the government.  As of January 31, 2003, funding in the amount of approximately $1.92 billion for the FMTV contract had been authorized and appropriated by the U.S. Congress, $631.1 million of which is allocated to future production under the existing contract.  If the FMTV contract is terminated, other than for our default (in which event there could be serious adverse consequences and claims against us, including repayment of amounts (classified as current liabilities on our balance sheet) billed and received from the U.S. Army in excess of costs incurred and profits accrued and other monetary exposures), the contract includes a provision under which we will be reimbursed for certain allowable costs but not necessarily for all costs.   As our current contract with the U.S. Army for production of the FMTV is nearing completion, it will be necessary for us to secure additional contracts for us to have continued success in this segment.  We have been awarded a contract under the first phase of the competitive bid process for the next multi-year contract for production of the FMTV and are currently competing for the final award.  The U.S. Army is scheduled to make its decision as to the final award of the next multi-year contract by the end of April 2003.  The U.S. Army will determine the award by a competitive bid process, and there can be no assurance that we will be successful in such regard or that the other competitor for the award will not be more successful than we will be in this or coming bids and awards for tactical vehicles.  If we do receive the award, we believe that margins will likely be lower than historical levels on the existing FMTV contract. Further, as the next multi-year contract award is for fewer trucks to be produced per fiscal year, revenue is forecasted to be lower relating to this contract unless the U.S. Army exercises options for additional production.  Moreover, there can be no assurance as to whether future governmental spending will adequately support our business in this area, and substantial decreases in government spending, the loss of the U.S. government as a customer or the cancellation of key significant government programs could materially and adversely affect our operations.  Even if government spending in general continues at current levels, we are not assured that we can compete effectively as to the receipt of specific government orders and contract awards or as to the timing thereof.  The U.S. Army is the predominant customer of our Tactical Vehicle Systems segment, accounting for practically all of the sales of this segment.  The loss of this customer would have a material adverse effect on our consolidated financial condition and results of operations.  In our forward-looking statements, we have assumed that we will continue to have satisfactory benefits from our government contracting business.

•                  Inherent Risks of Government Contracts.  Government contracts present us with numerous special risks that are inherent in their nature and that could adversely affect our operations.  Government contracts are often relatively large in our business.  Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules.  Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time.  Whether we are able to obtain ultimate profitability on military contracts that we may receive often depends on the eventual outcome of an equitable settlement of contractual issues with the U.S. government, and, due to uncertainties inherent in the estimation and claim negotiation process, no assurances can be given that any estimates as to satisfactory profitability will be accurate.  Moreover, estimates as to percentage-of-completion accounting on large government contracts can prove to have been incorrect.  Variances between actual results and such estimates could be material.  Furthermore, there are inherent risks in projecting actual costs on multi-year government contracts because of unforeseen factors, including price and wage inflation and supply shortages.  Our government contracting operations are subject to U.S. government investigations of business practices and cost classifications and legal and administrative proceedings can flow from our practices.  Under certain circumstances a contractor can be fined as well as suspended or debarred from government contracting.  Suspension or debarment could prevent us from selling equipment or services to customers that depend on loans or financial commitments from other U.S. government agencies such as the Export Import Bank and the Overseas Private Investment Corporation.  In such events we might otherwise not be able to receive the benefits of federal assistance payments during a suspension or debarment.  In our forward-looking statements, we have assumed our reasonable management of risks inherent in our government contracting business.

•                  Risks of Claims and Litigation.  Unexpected outcomes of pending litigation and governmental proceedings and future unexpected litigation and legal disputes could have a material adverse impact on our operations.  If we experience materially adverse and unexpected outcomes or other unexpected results in our existing litigation and government proceedings, which in turn have a material adverse effect on our results of operations, the accuracy of our forward-looking statements would be affected.  Similarly, if we experience in the future new, unexpected litigation or adverse results from new, unexpected litigation, there could also be a material adverse effect on our results, again affecting the accuracy of our forward-looking statements.  Our forward-looking statements assume that there will be no materially adverse unexpected outcomes or results that we have not already adequately provided for.

•                  Risks of Product Defects.  Our customers often require demanding specifications for product performance and reliability.  Because many of our products are complex and often use state-of-the-art components, processes, and techniques, undetected errors and design flaws may occur.  Product defects result in higher product service and warranty and replacement costs and may cause damage to our customer relationships and industry reputation, all of which may negatively impact our results of operations.  We have assumed in our forward-looking statements that we will not in the future incur material difficulties with respect to product defects and warranty claims.

•                  Risks as to Foreign Sales and Global Trade Matters.  Foreign sales are subject to special risks inherent in doing business outside of the U.S., including the risk of war, terrorist activities, civil disturbances, embargoes, and government activities, all of which may disrupt markets.  Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions.  Sales in certain foreign countries require prior U.S. government approval in the form of an export license.  We cannot assure you that we will not experience difficulties in connection with future foreign sales.  Moreover, changes in global trade policies in our markets could impact our operations in these markets.  Recent events concerning the adoption by the U.S. of certain tariffs on foreign imported steel and other products could cause other countries to retaliate and other disruptions in global trade policies.  We have assumed in connection with our forward-looking statements that there will be no material changes in global trading policies, such as embargoes, new and large tariffs, or other tax assessments and the like or other new and material restrictions on trade, that apply in particular to our businesses.

•                  Risks as to Cost Controls.  As a manufacturing and service company operating within “tight” margins and with substantial facilities and inventories and a large workforce, our operations have been, and can be, adversely affected by our inability to control costs and to accurately estimate and plan our costs on an exacting basis.  As a manufacturing and service company it is particularly important for us to estimate and control our costs and expenses, and we continuously endeavor to implement cost identification, estimation, and savings measures in our operations.  Our forward-looking statements assume that we will be able to contain our costs and expense increases at reasonable levels consistent with expected revenues.

•                  Risks as to Information Technology.  We have recently added, at substantial costs, new information processing systems designed to assist us in cost controls, reporting, and other operations areas.  We anticipate the need to make additional expenditures to increase the efficiency and usefulness of such systems and have not yet enjoyed the full benefits of implementation of such systems.  Accordingly, we are at risk as to further costs and implementation problems on our relatively new information technology systems that could adversely affect our results of operations.  We have assumed in our forward-looking statements that we will control the costs of such systems in line with our expectations for such systems and that we will implement them satisfactorily.

•                  Risks as to Acquisitions.  Our success is dependent upon the integration of newly acquired businesses with our existing businesses.  Our forward-looking statements assume the successful integration of acquired businesses and their future contribution to our operations even though integration of acquisitions requires constant effort, including attention to personnel and cost issues, and there can be no assurance as to the ultimate success of our integration efforts.

•                  Risks as to Currency Fluctuations.  A material change in currency exchange rates in our markets could affect our future results as well as affect the carrying values of certain of our assets.  World currencies have been subject to much volatility in recent years.  The U.S. dollar has weakened somewhat against other key currencies (the Euro and, in recent periods, the Japanese Yen).  Our forward-looking statements assume no material impact from future changes in currency exchange rates.

•                  Risks as to Environmental and Safety Matters.  Our operations and products, and the use thereof, are regulated under a number of federal, state, local, and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage, and disposal of hazardous materials.  Compliance with these environmental laws is a major consideration in the manufacturing of our products and in their servicing and distribution, as we use and generate hazardous substances and wastes in our manufacturing operations and as we may be subject to material financial liability for any investigation and clean-up of such hazardous materials.  In addition, many of our current and former properties are or have been used for industrial purposes.  Accordingly, we also may be subject to financial liabilities relating to the investigation and remediation of hazardous materials resulting from the action of previous owners or operators of industrial facilities on those sites.  Liability in many instances may be imposed on us regardless of the legality of the original actions relating to hazardous or toxic substances or whether or not we knew of, or were responsible for, the presence of those substances.  We are also subject to various federal, state, local, and foreign laws and regulations relating to safety and health conditions in our manufacturing facilities and with respect to our products and the use thereof and our service operations.  Those laws and regulations may also subject us to material financial penalties or liabilities for any noncompliance, as well as potential business disruption if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any violation of those laws and regulations.  Any financial liability or business disruption from environmental or health and safety issues could have a material adverse effect on our financial condition and results of operations.  Our forward-looking statements assume no material adverse impact from environmental and safety issues.

•                  Risks as to Distributorships.  Our Power Products and Distributed Energy Solutions segments are, in particular, dependent upon a number of distribution agreements with third-party manufacturers.  All of our distribution agreements either have expiration dates or are terminable upon certain notifications.  Even those with expiration dates are also terminable based on other factors, including changes in our control or in our principal management.  While our principal distribution agreements have been renewed on a regular basis in the past, there can be no assurance that any particular distribution agreement will be renewed in the future or that, on the whole, our principal distribution agreements will continue to be renewed.  The termination of, or a failure to renew, key distribution agreements could have a material adverse impact on our operations.  We have assumed in our forward-looking statements that our principal distribution agreements will not be terminated and/or will be renewed as they come up for renewal.

•                  Risk as to Licenses.  Our Power Products and Petroleum Equipment segments are dependent upon and subject to certain state motor vehicle licensing requirements.  Generally, such licenses are renewed annually.  While these licenses have been renewed on a regular basis in the past, there can be no assurance that any particular license will be renewed in the future.  We are currently in discussions with the Motor Vehicle Division of the Texas Department of Transportation as to issues that have been raised concerning licenses necessary for the sale, distribution, installation and warranty repair of certain large engines and transmissions.  No enforcement action is pending against us in such situation, but our licenses have not been renewed at present pending the resolution of issues that have been raised.  The termination of, or failure to renew, key licenses could have a material adverse impact on our operations.  We have assumed in our forward-looking statements that our principal licenses will not be terminated and/or will be renewed as they come up for renewal and that we will resolve satisfactorily the Texas licensing matters.

•                  Credit Risks.  We believe that our allowance for bad debts at January 31, 2003, is adequate in light of known circumstances.  However, we cannot give assurance that additional amounts of uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations.  Many of our customers have suffered from lower revenues and experienced liquidity challenges resulting from the economic difficulties throughout our industry and the industries we have served in recent periods.  We have in the past incurred write-offs in our accounts receivable due to customer credit problems.  We have also found it necessary to extend trade credit and credit enhancements to long-term customers and others from time to time where some risks of nonpayment or late payment exist.  Substantial unanticipated credit issues can adversely affect our results of operations.  We have assumed in our forward-looking statements that our current reserves and allowances will be sufficient to avoid future material impacts on our results of operations.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

Stewart & Stevenson’s market risk results from volatility in interest rates and foreign currency exchange rates.  This risk is monitored and managed.

Stewart & Stevenson’s exposure to interest rate risk relates primarily to its debt portfolio.  During Fiscal 2002, the Company entered into an interest rate swap agreement in the aggregate notional amount of $15.0 million converting a portion of its fixed rate debt to a floating rate of interest.  See “Liquidity and Capital Resources” in Item 7 above.

The table below provides information about the Company’s market sensitive financial instruments and constitutes a forward-looking statement.

Principal Amount by Expected Maturity

(In thousands, except interest rate data)

Fiscal Years Ending January 31,

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value at January 31, 2003
Fixed Rate:
Long-term debt	$30,000	$—	$—	$25,000	$—	$—	$55,000	$57,725
Average interest rate	7.29%	—	—	7.38%	—	—	7.33%

Floating Rate:
Notes payable	$1,454	$—	$—	$—	$—	$—	$1,454	$1,454
Average interest rate (a)	15.6%	—	—	—	—	—	15.6%

Industrial revenue bonds	$250	$250	$250	$250	$250	$350	$1,600	$1,600
Average interest rate (a)	1.35%	1.35%	1.35%	1.35%	1.35%	1.35%	1.35%

Interest Rate Swap:
Notional amounts - fixed to variable (b)	$—	$15,000	$—	$—	$—	$—	$15,000	$(181)
Average pay rate (a)	—	5.70%	—	—	—	—	5.70%
Average receive rate	—	7.38%	—	—	—	—	7.38%

(a) represents weighted average rate at January 31, 2003.

(b) Fair value represents a liability (asset) on the consolidated balance sheet.

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates.  Generally, the Company’s contracts provide for payment in U.S. dollars and the Company does not maintain significant foreign currency cash balances.  International subsidiaries in Venezuela and Colombia have in-country working capital loans, which limit the exposure to foreign currency exchange rate fluctuations.  Certain suppliers bill in foreign currencies, particularly the Euro.  The Company occasionally enters into foreign exchange forward contracts with maturities of up to 12 months to hedge these specific purchase commitments and anticipated transactions but not for speculative or trading purposes.  At January 31, 2003, the Company had approximately $3.1 million of Euro forward contracts outstanding at a net unrealized gain of $0.3 million recorded on the consolidated balance sheet.  Based on our average net foreign currency positions during Fiscal 2002, a 10% adverse change in average annual foreign currency exchange rates would not have had a material impact on our consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Stewart & Stevenson Services, Inc.

We have audited the accompanying consolidated statements of financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 2003 and the related consolidated statements of earnings, shareholders’ equity, comprehensive income, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of Stewart & Stevenson Services, Inc. and subsidiaries as of and for each of the two years in the period ended January 31, 2002 were audited by other auditors who have ceased operations and whose report dated March 27, 2002, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 13 to the consolidated financial statements, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

As discussed above, the consolidated financial statements of Stewart & Stevenson Services, Inc. and subsidiaries as of and for each of the two years in the period ended January 31, 2002 were audited by other auditors who have ceased operations.  The prior year amounts in Notes 4 and 5 have been revised to conform to the current year presentation. We audited the adjustments that were applied to revise the Fiscal 2001 and Fiscal 2000 consolidated financial statements relating to these changes. We also applied procedures with respect to the disclosures in Note 13 pertaining to financial statement revisions to include the transitional disclosures required by SFAS No. 142.  In our opinion, the changes to Notes 4 and 5 and the SFAS No. 142 disclosures in Note 13 for Fiscal 2001 and Fiscal 2000 are appropriate.  However, we were not engaged to audit, review or apply any procedures to the Fiscal 2001 and Fiscal 2000 consolidated financial statements of the Company other than with respect to such disclosures and accordingly, we do not express an opinion or any other form of assurance on the Fiscal 2001 and Fiscal 2000 consolidated financial statements as a whole.

/s/ Ernst & Young LLP
April 9, 2003
Houston, Texas

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

Stewart & Stevenson Services, Inc.

We have audited the accompanying consolidated statements of financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of earnings, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended January 31, 2002.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP
March 27, 2002
Houston, Texas

NOTE:  The consolidated financial statements for the year ended January 31, 2002 and 2001 included in this Form 10-K were audited by Arthur Andersen LLP.  The report of Arthur Andersen LLP included in this Form 10-K is a copy of the previously issued report of Arthur Andersen LLP, and it has not been reissued by Arthur Andersen LLP.  The report was filed with the Company’s fiscal 2001 Form 10-K.  After reasonable efforts, the Company has been unable to obtain a reissued report of Arthur Andersen LLP or a currently dated consent to the inclusion of this previously issued report of Arthur Andersen LLP into this Form 10-K.  In addition, the Company will not be able to obtain the written consent of Arthur Andersen LLP for any registration statement it may file as required by Section 7 of the Securities Act.  Accordingly, investors will not be able to sue Arthur Andersen LLP pursuant to Section 11(a)(4) of the Securities Act relating to those registration statements and therefore may have their recovery limited as a result of the lack of Arthur Andersen LLP’s consent.  The ability of investors to recover from Arthur Andersen LLP also may be limited as a result of their financial condition or other matters relating to the various civil and criminal lawsuits relating to them.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)	Fiscal 2002	Fiscal 2001
Assets
Current Assets
Cash and cash equivalents	$107,994	$81,438
Accounts and notes receivable, net	151,839	166,123
Recoverable costs and accrued profits not yet billed	11,668	—
Inventories	244,416	230,300
Excess of current cost over LIFO values	(42,785)	(42,132)
Income tax receivable	755	13,262
Deferred income tax asset	16,126	16,488
Other current assets	3,212	3,753
Total assets of discontinued operations	14,404	40,693
Total Current Assets	507,629	509,925
Property, Plant and Equipment, net	118,964	119,657
Deferred Income Tax Asset	11,754	3,237
Intangibles and Other Assets, net	14,288	16,236
Total Assets	$652,635	$649,055

Liabilities and Shareholders’ Equity
Current Liabilities
Notes payable	$1,454	$3,114
Current portion of long-term debt	30,250	250
Accounts payable	60,159	71,270
Accrued payrolls and incentives	17,408	19,402
Income taxes payable	524	1,394
Billings in excess of incurred costs	62,568	39,874
Other current liabilities	29,013	21,577
Total liabilities of discontinued operations	4,092	8,078
Total Current Liabilities	205,468	164,959
Long-Term Debt, net	26,531	56,600
Accrued Postretirement Benefits and Pension	54,681	32,281
Other Long-Term Liabilities	3,947	3,984
Total Liabilities	290,627	257,824

Shareholders’ Equity
Common stock, without par value, 100,000,000 shares authorized; 28,490,849 and 28,444,281 shares issued, respectively	54,843	54,176
Accumulated other comprehensive loss	(21,703)	(8,746)
Retained earnings	328,868	345,801
Total Shareholders’ Equity	362,008	391,231
Total Liabilities & Shareholders’ Equity	$652,635	$649,055

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)	Fiscal 2002	Fiscal 2001	Fiscal 2000

Sales	$1,175,634	$1,329,510	$1,111,050
Cost of sales	1,015,183	1,150,792	939,592
Gross profit	160,451	178,718	171,458
Impairment of assets	7,770	—	—
Recovery of costs incurred, net	—	(39,000)	—
Selling and administrative expenses	136,924	148,757	120,482
Interest expense	4,261	5,400	8,108
Interest and investment income	(1,763)	(3,415)	(7,993)
Other (income) expense, net	(580)	(3,472)	(4,755)
	146,612	108,270	115,842
Earnings from continuing operations before income taxes	13,839	70,448	55,616
Income tax expense	3,076	25,104	20,459
Net earnings from continuing operations before cumulative effect of change in accounting	10,763	45,344	35,157
Loss from discontinued operations, net of tax of $(4,593), $(1,166) and $(105)	(8,731)	(2,493)	(368)
Gain (loss) from disposal of discontinued operations, net of tax of $(2,706), $(372) and $331	(5,551)	(628)	565
Cumulative effect of change in accounting principle, net of tax of $(1,798)	(3,682)	—	—
Net earnings (loss)	$(7,201)	$42,223	$35,354

Weighted average shares outstanding:
Basic	28,479	28,325	28,026
Diluted	28,690	28,865	28,373

Earnings (loss) per share:
Basic:
Continuing operations before cumulative effect	$0.38	$1.60	$1.25
Discontinued operations	(0.50)	(0.11)	0.01
Cumulative effect of change in accounting principle	(0.13)	—	—
Net earnings (loss) per share	$(0.25)	$1.49	$1.26

Diluted:
Continuing operations before cumulative effect	$0.38	$1.57	$1.24
Discontinued operations	(0.50)	(0.11)	0.01
Cumulative effect of change in accounting principle	(0.13)	—	—
Net earnings (loss) per share	$(0.25)	$1.46	$1.25

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at end of Fiscal 1999	27,992	$47,722	$287,357	$(631)	$334,448
Net earnings	—	—	35,354	—	35,354
Cash dividends	—	—	(9,523)	—	(9,523)
Other comprehensive loss	—	—	—	(298)	(298)
Repurchase and cancellation of shares	76	603	—	—	603
Balance at end of Fiscal 2000	28,068	$48,325	$313,188	$(929)	$360,584
Net earnings	—	—	42,223	—	42,223
Cash dividends	—	—	(9,610)	—	(9,610)
Other comprehensive loss	—	—	—	(7,817)	(7,817)
Exercise of stock options	376	5,851	—	—	5,851
Balance at end of Fiscal 2001	28,444	$54,176	$345,801	$(8,746)	$391,231
Net loss	—	—	(7,201)	—	(7,201)
Cash dividends	—	—	(9,732)	—	(9,732)
Other comprehensive loss	—	—	—	(12,957)	(12,957)
Exercise of stock options	47	667	—	—	667
Balance at end of Fiscal 2002	28,491	$54,843	$328,868	$(21,703)	$362,008

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Fiscal 2002	Fiscal 2001	Fiscal 2000

Net earnings (loss)	$(7,201)	$42,223	$35,354

Change in additional minimum pension liability, net of tax of $(6,204) and $(4,251)	(10,906)	(7,679)	—

Unrealized income (loss) on forward contracts, net of tax of $333 and $(149)	418	(271)	—

Currency translation gain (loss), net of tax of $(1,768), $0 and $0	(2,469)	133	(298)

Comprehensive income (loss)	$(20,158)	$34,406	$35,056

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Fiscal 2002	Fiscal 2001	Fiscal 2000

Operating Activities
Net earnings (loss)	$(7,201)	$42,223	$35,354
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	3,682	—	—
Net loss (earnings) from discontinued operations	14,282	3,121	(197)
Impairment of assets	7,770	—	—
Depreciation and amortization	22,919	22,275	20,790
Deferred tax provision (benefit)	1,139	(4,058)	(3,160)
Gain on sale of business assets	—	(528)	(5,649)
Change in operating assets and liabilities net of the effect of acquisition, divestiture and discontinued operations:
Accounts and notes receivable, net	14,810	(11,876)	79,274
Recoverable costs and accrued profits not yet billed	(11,668)	11,829	(3,678)
Inventories	(12,556)	(25,233)	(13,787)
Other current and noncurrent assets	4,184	(12,759)	21,082
Accounts payable	(11,111)	10,916	(25,380)
Accrued payrolls and incentives	(1,994)	(622)	2,610
Billings in excess of incurred costs	22,694	9,236	30,638
Other current liabilities	6,619	(10,492)	(32,233)
Accrued postretirement benefits & pension	11,771	5,452	3,249
Other, net	(2,254)	(2,018)	(859)
Net Cash Provided by Continuing Operations	63,086	37,466	108,054
Net Cash Provided by (Used in) Discontinued Operations	(6,362)	12,847	(11,029)
Net Cash Provided by Operating Activities	56,724	50,313	97,025

Investing Activities
Expenditures for property, plant and equipment	(26,999)	(53,207)	(35,021)
Proceeds from sale of business assets	250	5,737	55,221
Acquisition of businesses	(4,913)	(1,225)	—
Disposal of property, plant and equipment, net	3,335	3,908	2,668
Net investing activities of discontinued operations	9,133	—	—
Net Cash Provided by (Used in) Investing Activities	(19,194)	(44,787)	22,868

Financing Activities
Proceeds from long-term borrowings	—	—	29,238
Payments on long-term borrowings	(250)	(21,005)	(29,233)
Change in short-term notes payable	(1,660)	(9,498)	(12,517)
Dividends paid	(9,731)	(9,610)	(9,521)
Proceeds from exercise of stock options	667	5,851	603
Net Cash Used in Financing Activities	(10,974)	(34,262)	(21,430)
Increase (decrease) in cash and cash equivalents	26,556	(28,736)	98,463
Cash and cash equivalents, beginning of fiscal year	81,438	110,174	11,711
Cash and cash equivalents, end of fiscal year	$107,994	$81,438	$110,174

Cash Paid For:
Interest	$4,917	$8,267	$8,157
Income taxes (excluding refunds)	3,645	33,246	17,323

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Principal Accounting Policies

Fiscal Year:  The Company’s fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, “Fiscal 2002” commenced on February 1, 2002 and ended on January 31, 2003.  The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks.

Use of Estimates and Assumptions:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from these estimates.

Consolidation:  The consolidated financial statements include the accounts of Stewart & Stevenson Services, Inc. and all enterprises in which the Company has a controlling interest.  All intercompany accounts and transactions have been eliminated.

Cash Equivalents:  Interest-bearing deposits and other investments with original maturities of three months or less are considered cash equivalents.

Allowance for Doubtful Accounts:  The Company extends credit and credit enhancements to customers and other parties in the normal course of business and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company bases such estimates on its historical experience and any specific customer collection issues the Company has identified.

Inventories:  Inventories are stated at the lower of cost or market, with cost generally determined on a last-in, first-out (“LIFO”) basis, and market determined on the basis of estimated realizable values, less related customer deposits.  The value of inventories carried on a LIFO basis represented approximately 74% of total inventories at January 31, 2003 and 2002.  Work in process costs include material, labor and overhead.  The carrying values of these inventories are not in excess of their fair values.  When circumstances dictate, the Company writes inventory down to its estimated realizable value based upon assumptions about future demand, technological innovation, market conditions and the physical condition of products.  Shipping and handling costs are expensed as incurred in cost of sales.  Shipping and handling costs billed to customers are recorded as sales.

Revenue Recognition:  Generally, revenue is recognized when contract terms are met, collectibility is reasonbly assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. With respect to long-term construction contracts, revenue is recognized using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Measurement of progress toward completion is based on units-of-production for the FMTV contracts in the Tactical Vehicle Systems segment, and typically based on direct labor hours for other percentage-of-completion contracts. Changes in estimates for revenues, costs to complete and profit margins are recognized in the period in which they are reasonably determinable. Any anticipated losses on uncompleted contracts are recognized whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.

Property, Plant and Equipment:  Property, plant and equipment is stated at historical cost.  Depreciation is computed over the estimated useful lives of the assets, historically using both accelerated and straight-line methods.  In Fiscal 2002, the Company adopted the straight-line method of depreciation for all property, plant, and equipment placed into service after January 31, 2002.  Management believes that the straight-line method results in a better matching of revenues and costs, and is the more prevalent method in the industries in which the Company operates.  This conforming change to straight-line depreciation did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Machinery and equipment	2 – 7 years
Computer hardware and software	3 – 5 years
Building and leasehold improvements	10 – 25 years
Rental equipment	2 – 8 years

The Company assesses the valuation of components of its property, plant and equipment and other long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, the Company determines whether impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted future cash flows during the estimated useful life of the asset is less than the carrying value of the asset, the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of estimated future cash flows.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets of businesses acquired.  Effective February 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that the carrying amount of goodwill and intangibles with indefinite lives no longer be amortized into expense, but instead be tested at least annually for impairment.  Prior to the adoption of SFAS No. 142, the Company amortized goodwill and other intangible assets on a straight-line basis over fifteen years.  As discussed in Note 13, in connection with the adoption of SFAS No. 142, the Company recognized, as a cumulative effect of a change in accounting principle in Fiscal 2002, a charge of $3.7 million, net of tax benefit of $1.8 million. As discussed in Note 3, at the end of Fiscal 2002, the Company recorded a $1.3 million impairment charge to goodwill and other intangibles related to the Airline Products segment.

Deferred Income Tax Assets:  The Company records deferred tax assets and liabilities for differences between the book basis and tax basis of net assets.  The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount the Company expects to realize.  The Company considers the amount of taxable income available in carryback years, future taxable income and potential tax planning strategies in assessing the potential need for a valuation allowance.

Insurance:  The Company maintains a variety of insurance for its operations that it believes to be customary and reasonable. The Company is self-insured up to certain levels in the form of deductibles and retentions for general liability, vehicle liability, group medical and workers compensation claims.  In addition, the Company does not maintain insurance for some business risks and potential exposures for which insurance is not available or not financially cost effective. The Company accrues for estimated self-insurance costs and uninsured exposures based on estimated development of claims filed and an estimate of claims incurred but not reported. The Company regularly reviews estimates of reported and unreported claims and provides for losses accordingly.

Internal-use Software Costs:  Internal and external costs incurred to develop internal-use computer software are capitalized.  The cost of business process reengineering activities and training are expensed as incurred.

Capitalized Interest:  In accordance with SFAS No. 34, the Company capitalizes interest costs related to the Company’s construction of long-lived assets.  The amount of interest capitalized is calculated based on the Company’s average cost of borrowed funds.  Amounts capitalized during Fiscal 2002 and 2001 were $0.3 million and $0.6 million, respectively.  These amounts are deducted from interest expense on the Company’s consolidated statement of earnings and are included in the cost of the related asset on the consolidated balance sheet.

Foreign Exchange Contracts and Interest Rate Swaps:  The Company occasionally enters into foreign currency forward contracts and interest rate swaps only as a hedge against certain economic exposures and not for speculative or trading purposes.  While these contracts affect the Company’s results of operations, they do so only in connection with the underlying transactions.  All derivative instruments are recognized as assets or liabilities in the balance sheet and are measured at fair value at the end of each period.

With respect to foreign currency forward contracts, changes in the market value of open positions represent unrealized gains or losses and are recorded to other comprehensive income.  To the extent that changes in market values are initially recorded in other comprehensive income, such changes reverse out and are recorded in net income when the underlying transaction occurs.  At the close of Fiscal 2002, the Company had approximately $3.1 million in forward contracts to purchase foreign currencies, the fair value of which was an asset of approximately $0.3 million.  These contracts settle periodically through September 2003.  The counterparties to these contracts are major financial institutions; therefore, the Company believes the risk of default is minimal.

The Company's interest rate swap is designated as a fair value hedge. As such, changes in the market value of the swap represent unrealized gains and losses. Conversely, changes in the market value of the underlying debt that the swap hedges represent unrealized losses and gains, which substantially offset the unrealized gains and losses from the swap.  See Note 9 for further discussion.

Translation of Foreign Currency:  The local currency is the functional currency for the Company’s South American subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates.  Income and expense items are translated at average exchange rates during the year.  Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income.  Net foreign currency exchange losses (gains) included in Other (income) expense, net in the consolidated statements of earnings were $(0.1) million, $(0.9) million, and $0.3 million during Fiscal 2002, 2001, and 2000 respectively.

Fair Value of Financial Instruments:  The Company’s financial instruments consist primarily of cash equivalents, trade receivables, trade payables, debt instruments and interest rate swaps.  The recorded values of cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values.  Generally, the Company’s notes payable have interest rates which are tied to current market rates.  The senior notes had a carrying value of $55 million at January 31, 2003 and 2002, and a fair value of $58 million and $57 million, respectively.  The fair value of the Company’s interest rate swap at January 31, 2003, was an asset of $0.2 million.  The fair values of these financial instruments were estimated based on market quotes obtained from brokers.  The Company estimates that the recorded value of all other of its financial instruments approximates their fair values.

Warranty Costs:  Based on historical experience and contract terms, the Company provides for the estimated cost of product and service warranties at the time of sale or, in some cases, when specific warranty problems are identified. Accrued warranty costs are adjusted periodically to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Occasionally, a material warranty issue can arise that is beyond the Company's historical experience. The Company provides for any such warranty issues as they become known and estimable.  Accrued warranty costs included in Other current liabilities at January 31, 2003 and 2002 were $7.5 million and $9.4 million, respectively.  The reduction in the accrual balance is primarily attributable to cash expended to satisfy warranty obligations.

Historically, the Company's primary product liability risk has been in its Tactical Vehicle Systems segment. A summary of warranty activity for Fiscal 2002 in the Tactical Vehicle Systems segment follows:

(in thousands)
Accrued warranty costs at beginning of year	$2,758
Payments for completed warranty obligations	(1,456)
Warranty accrual for current period production	892
Accrual adjustments to outstanding warranty obligations, net	(736)
Accrued warranty costs at end of year	$1,458

Pensions and Other Postretirement Benefits:  The Company accounts for its defined benefit pension plan and its defined benefit postretirement medical plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions,” respectively. These standards require that amounts recognized in the financial statements be determined on an actuarial basis.  Significant assumptions involved in determining the Company’s pension and other postretirement benefit expense include the expected return on plan assets and the discount rate for calculating future liability.  The assumed long-term rate of return on assets, expected medical cost and compensation increases is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense.  Adjustments to the minimum pension liability are recorded in other comprehensive income and amortized over the remaining average service life of the Company’s workforce.

Stock-Based Compensation:  In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock options and other stock-based employee compensation.  As permitted under SFAS No. 123, the Company continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based compensation programs.  Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of the Company’s common stock on the grant date.

The following pro forma data are calculated as if compensation expense for the Company’s stock option plans was determined based on the fair value at the grant date for awards under these plans, amortized on a pro rata basis over the option vesting period, in accordance with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation:”

(In thousands, except per share data)	Fiscal 2002	Fiscal 2001	Fiscal 2000

Net earnings (loss):
As reported	$(7,201)	$42,223	$35,354
Pro forma compensation expense, determined under fair value method, net of tax	(2,031)	(1,749)	(1,589)
Pro forma	$(9,232)	$40,474	$33,765

Basic earnings (loss) per share:
As reported	$(0.25)	$1.49	$1.26
Pro forma	(0.32)	1.43	1.20

Diluted earnings (loss) per share:
As reported	$(0.25)	$1.46	$1.25
Pro forma	(0.32)	1.40	1.19

For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal 2002, 2001 and 2000:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Risk free interest rates	4.25%	4.94%	6.55%
Expected dividend yields	1.98%	1.66%	3.48%
Expected volatility	62.70%	41.13%	39.79%
Expected life (years)	5	10	10

Based on the above assumptions, the weighted average fair value of stock options granted in Fiscal 2002, 2001 and 2000 was $8.59, $10.57 and $4.22, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Earnings Per Share:  Basic earnings per share have been calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year.  Diluted earnings per share are computed considering the potential dilution that would occur if all securities or other contracts to issue common stock were exercised or converted into common stock.  See Note 11.

Reclassifications:  The accompanying consolidated financial statements for prior fiscal years contain certain reclassifications to conform with the presentation used in Fiscal 2002.

Recent Accounting Pronouncements:  In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and can be reasonably estimated.  Such asset retirement costs are to be capitalized as part of the carrying value of the related long-lived asset and depreciated over the asset’s estimated useful life.  The Company has adopted SFAS No. 143 as of February 1, 2003.  The Company does not believe adoption of the new standard will have a material effect on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, for the disposal of a business.  SFAS No. 144 provides a single accounting model for long-lived assets to be sold and addresses significant implementation issues of SFAS No. 121.  The new rules also broaden the criteria regarding classification of a discontinued operation.  The Company adopted SFAS No. 144 in Fiscal 2001 and as a result classified certain operations to be sold as discontinued operations.  See Note 2.  In Fiscal 2002, in accordance with SFAS No. 144, the Company recorded a charge of $6.5 million to impair the long-lived assets of the Airline Products segment.  See Note 3.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with plant closings or other exit or disposal activities when incurred.  Previous guidance required recognition of such costs as a liability as of the date an entity commits to an exit plan.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  Adoption of the new standard will impact the timing of liability recognition related to future exit or disposal activities, but will not have a material effect on the ultimate costs associated with such activities.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee.  FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligation under certain guarantees that it has issued.  The recognition provisions of FIN No. 45 do not apply to product warranties.  Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued after December 31, 2002.  The disclosure requirements are effective immediately, and are reflected in Note 7.  The Company does not expect the recognition provisions of FIN No. 45 will have a material effect on its consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity.  FIN No. 46 applies to variable interest entities created after January 31, 2003, and is effective for interim periods beginning after June 15, 2003 for existing variable interest entities.  As the Company has no material exposures to special purpose entities or other off-balance sheet arrangements, the Company anticipates that the effects of adopting FIN No. 46 will not be material to its consolidated financial statements.

Note 2:  Discontinued Operations

During the fourth quarter of Fiscal 2001, the Company determined that the Petroleum Equipment segment’s blowout preventer and controls, valve and drilling riser business was not strategically aligned with the Company’s core competencies.  The Company announced its intention to sell this business and, consequently, these activities were reclassified for reporting purposes for all periods shown as discontinued operations.  These discontinued operations generated revenues of $18.5 million, $45.6 million and $42.2 million in Fiscal 2002, 2001 and 2000, respectively. The operating loss from these activities during Fiscal 2002, 2001 and 2000 was $12.2 million ($8.0 million, net of income taxes), $3.7 million ($2.5 million, net of income taxes) and $0.5 million ($0.4 million, net of income taxes), respectively.  The Fiscal 2002 operating loss resulted from this business operating at below breakeven levels before the sale was consummated, and from costs primarily to complete certain retained contracts after the sale was consummated.  The operating losses in Fiscal 2001 and 2000 resulted from operating at below breakeven levels.  In addition, the Company recognized a loss from disposal of discontinued operations of $8.3 million ($5.6 million, net of income taxes) in Fiscal 2002, resulting from the sale of these operations to Cooper Cameron Corporation for cash proceeds of $14.8 million.  When the transaction consummated on September 13, 2002, the Company sold certain assets and retained certain contracts and related assets as well as the receivables and certain liabilities of the business, including warranty responsibility for products sold before closing as well as warranty responsibility for retained contracts to be completed.  In some cases, the Company has agreements with customers on commitments to support its products, including retained warranties and contracts.  In addition, at the end of Fiscal 2001, the Company had included the facility where these operations were located in assets from discontinued operations. The Company ultimately retained such facility and reclassified it to continuing operations in Fiscal 2002.

Also included in the loss from discontinued operations in Fiscal 2002 was a provision for a financial guaranty of $1.1 million ($0.7 million, net of income taxes).  The pre-tax charge of $1.1 million related to a $6.1 million payment the Company made to a financial institution in connection with an obligation under the financial guaranty for certain gas turbine equipment in Argentina.  The equipment, which provides power to the town of Rio Grande, Argentina, was exported to Argentina by the Company’s discontinued gas turbine operation in 1996.  The payment was precipitated by the Argentine financial crisis, and the Company was required to fund the obligation by the terms of the agreement with the financial institution.  The $6.1 million payment was recorded as a note receivable within Total assets of discontinued operations on the consolidated statements of financial position.  The Company is pursuing its rights under an export insurance credit policy procured in connection with the transaction and its rights with the Argentine end user of the equipment.  During the fourth quarter of Fiscal 2002, the Company received payments totaling $0.5 million from the export insurance credit policy, subject to a reservation of rights, and the Company is pursuing the restructure of the financing arrangement with the customer and the insurance company.

Significant categories of assets and liabilities from discontinued operations are included in the table below:

(In thousands)	Fiscal 2002	Fiscal 2001
Receivables, net	$2,047	$11,123
Inventory, net	1,164	18,040
Property, plant and equipment, net	—	12,019
Other assets	11,193	(489)
Total assets	14,404	40,693
Accounts payable	1,503	5,097
Other liabilities	2,589	2,981
Total liabilities	4,092	8,078
Net assets	$10,312	$32,615

During the first quarter of Fiscal 2001, the Company recognized an adjustment to a reserve for certain taxes associated with previously discontinued businesses, resulting in an after-tax loss of $0.6 million included in loss on disposal of discontinued operations.  In Fiscal 2000, a $0.6 million gain, net of tax, was recognized upon the disposal of an investment and certain obligations relating to a power generation facility in Argentina associated with the previously discontinued gas turbine operations.

Note 3:  Unusual Charges

Impairment of Assets:  The airline industry encountered multiple challenges during Fiscal 2002, including economic recession, terrorist activities, the threat of war with Iraq, overall decreased consumer demand and high fuel prices.  During the fourth quarter of Fiscal 2002, the likelihood of war became more imminent, there was a heightened risk of terrorist activities and the airlines’ overall sentiment regarding their current and future operations continued to decline.  In light of these continuing challenges and the history of operating losses for the Airline Products segment, the Company tested its long-lived assets and goodwill for impairment at the end of Fiscal 2002 in accordance with SFAS No. 144 and SFAS No. 142.  The Company calculated the fair value of such long-lived assets based on the present value of estimated future cash flows from the Airline Products segment.  As a result of this analysis, the Company fully impaired the net carrying value of property, plant and equipment ($6.5 million) and goodwill and other intangibles ($1.3 million) related to the Airline Products segment as of January 31, 2003.

Recovery of Costs Incurred, net:  In Fiscal 1998, the Company filed a claim with the U.S. government seeking recovery of costs incurred resulting from a delay of over eight months from the original production plan in the first multi-year FMTV contract.  The parties reached resolution in April 2001 through the alternative dispute resolution process managed by the Armed Services Board of Contract Appeals and the Company received payment of $20.8 million, net of related expenses, in July 2001.  In addition, in Fiscal 2000, the Company filed a claim with the U.S. government seeking recovery of costs incurred from retrofitting all vehicles produced under the first FMTV contract for changes in drive train components.  All costs associated with the retrofitting had been expensed by the Company in prior years.  The parties reached resolution through an alternative dispute resolution proceeding and the U.S. Army paid the Company $18.2 million, net of expenses, in December 2001.

Note 4: Segment Data

During Fiscal 2002, the Company operated in five business segments.  The Tactical Vehicle Systems segment assembles the Family of Medium Tactical Vehicles under contracts with the U.S. Army, and provides sustaining design engineering, service and support.  The Power Products segment sells and rents various industrial equipment; sells components, replacement parts, accessories and other materials supplied by independent manufacturers; and provides in-shop and on-site repair services for industrial equipment.  The Distributed Energy Solutions segment packages reciprocating diesel and natural gas engine generator sets, installs and services power plant operations on a turnkey basis, and markets power generation solutions in domestic and certain international markets.  The Petroleum Equipment segment manufactures equipment primarily for the well stimulation segment of the oil service industry.  Its products include coil tubing systems and acidizing and fracturing systems.  The Airline Products segment manufactures internal combustion and electric propulsion airline ground support equipment that includes aircraft tow tractors, gate pushback tractors, baggage tow tractors, beltloaders, air start units and air conditioning units.  This segment also manufactures mobile railcar movers, sold under the Rail King®   trademark, and snow blowers, sold under the Snow King™  trademark.  Other business activities principally include the gas compression equipment business, which the Company exited in Fiscal 2002, and corporate interest income of $1.8 million, $3.4 million and $7.9 million in Fiscal 2002, 2001 and 2000, respectively.

The high degree of integration of the Company’s operations necessitates the use of a substantial number of allocations and apportionments in the determination of business segment information.  Sales are shown net of intercompany, intersegment and intrasegment eliminations.

The Company markets its products and services throughout the world and is not dependent upon any single geographic region outside the United States.  The U.S. government has accounted for $468.9 million, $425.3 million and $303.7 million of sales in Fiscal 2002, 2001 and 2000, respectively.  No other single group or customer represents more than 10% of consolidated sales in any of the last three fiscal years.  Sales from continuing operations attributed to countries outside the United States, including sales to U.S. customers for export, for Fiscal 2002, 2001 and 2000 were $189.4 million, $181.0 million, and $96.2 million, respectively.  Included in such amounts are FMTV sales to the U.S. Army in South Korea totaling $89.4 million and $91.0 million in Fiscal 2002 and 2001, respectively.

During Fiscal 2001, the Company expensed certain items related to restructuring.  Specifically, the Company consolidated its Airline Products manufacturing facilities in Marietta, Georgia, combining operations from both Kennesaw, Georgia and Houston, Texas.  Also, the Company relocated the manufacture of snow blowers from Colorado to Houston, Texas.  In conjunction with these restructurings, the Company recognized expense of $1.1 million in Distributed Energy Solutions, $4.7 million in Airline Products, and $0.5 million in Petroleum Equipment during Fiscal 2001.  The Company expended cash totaling $5.9 million during Fiscal 2001 and $0.3 million during Fiscal 2002 related to these restructurings, which included employee severance, asset relocation costs and facility optimization costs.  The Company eliminated approximately 100 positions as a result.

Financial information relating to industry segments is as follows excluding those operations that have been discontinued.  See Note 2.

(In thousands)	Sales	Operating Profit (Loss)	Identifiable Assets	Capital Expenditures	Depreciation and Amortization
Fiscal 2002:
Tactical Vehicle Systems	$450,849	$69,326	$55,736	$11,707	$5,096
Power Products	540,704	(8,968)	440,760	12,404	14,491
Distributed Energy Solutions	57,031	(8,460)	62,554	330	1,006
Petroleum Equipment	59,152	(91)	29,033	923	761
Airline Products	61,233	(19,821)	49,868	1,576	1,339
Other Business Activities	6,665	(324)	280	59	226
Total	$1,175,634	$31,662	$638,231	$26,999	$22,919

Fiscal 2001:
Tactical Vehicle Systems	$432,288	$103,493	$50,112	$14,019	$3,429
Power Products	587,034	10,278	405,629	35,009	15,536
Distributed Energy Solutions	115,728	(12,449)	55,587	822	1,364
Petroleum Equipment	90,547	1,648	18,930	257	541
Airline Products	80,649	(18,395)	45,976	3,052	953
Other Business Activities	23,264	4,595	32,128	48	452
Total	$1,329,510	$89,170	$608,362	$53,207	$22,275

Fiscal 2000:
Tactical Vehicle Systems	$304,143	$54,258	$24,274	$5,439	$3,732
Power Products	566,078	16,395	419,608	21,508	13,288
Distributed Energy Solutions	46,385	(3,839)	27,067	1,002	910
Petroleum Equipment	58,092	4,062	27,160	198	1,279
Airline Products	110,250	(6,643)	47,840	455	905
Other Business Activities	26,102	11,471	35,783	6,419	676
Total	$1,111,050	$75,704	$581,732	$35,021	$20,790

As discussed in Note 3, operating profit in Fiscal 2002 includes an asset impairment charge of $7.8 million in the Airline Products segment, and operating profit in Fiscal 2001 includes $39.0 million in the Tactical Vehicle Systems segment from settlements of claims with the U.S. government, net of related expenses.

A reconciliation of operating profit to earnings from continuing operations before income taxes is as follows:

(In thousands)	Fiscal 2002	Fiscal 2001	Fiscal 2000
Operating profit	$31,662	$89,170	$75,704
Corporate expenses, net	(13,562)	(13,322)	(11,980)
Interest expense	(4,261)	(5,400)	(8,108)
Earnings from continuing operations before income taxes	$13,839	$70,448	$55,616

Note 5:  Contracts in Process

Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts in process are classified as current assets.  Billings on uncompleted contracts in excess of incurred costs and accrued profits are classified as current liabilities.  Progress billings on contracts are made in accordance with the terms and conditions of the contracts, which often differ from the revenue recognition process.  A summary of the status of uncompleted contracts is as follows:

(In thousands)	Fiscal 2002	Fiscal 2001
Costs incurred on uncompleted contracts	$51,882	$52,285
Accrued profits recognized, net of losses	11,356	—
	63,238	52,285
Less billings to date	(25,760)	—
Less customer performance-based payments	(88,378)	(92,159)
	$(50,900)	$(39,874)

Recoverable costs and accrued profits not yet billed	$11,668	$—
Billings in excess of incurred costs and accrued profits	(62,568)	(39,874)
	$(50,900)	$(39,874)

Billings in excess of incurred costs and accrued profits primarily relate to the Tactical Vehicles Systems segment.  Billings in excess of costs related to the Tactical Vehicle Systems segment include direct costs of manufacturing and engineering and allocable overhead costs, but not accrued profit.  Generally, overhead costs include selling and administrative expenses in accordance with generally accepted accounting principles and are charged to cost of sales at the time that revenue is recognized.  The U.S. government has a security interest in unbilled amounts associated with contracts that provide for performance-based payments.

Note 6:  Inventories

Summarized below are the components of inventories by segment excluding discontinued operations, net of customer deposits:

(In thousands)	Fiscal 2002	Fiscal 2001

Tactical Vehicle Systems	$7,444	$5,933
Power Products	141,649	138,210
Distributed Energy Solutions	44,514	48,817
Petroleum Equipment	12,314	6,689
Airline Products	38,486	28,036
Other Business Activities	9	2,615
	244,416	230,300
Excess of current cost over LIFO values	(42,785)	(42,132)
Total Inventories	$201,631	$188,168

The Company’s inventory classifications correspond to its reportable segments.  The Power Products segment’s inventory consists primarily of industrial equipment, equipment under modification, used equipment available for sale or rent and parts held in the Company’s distribution network for resale.  As a custom packager of power systems and other equipment to customer specifications, the Distributed Energy Solutions, Petroleum Equipment, Airline Products, Tactical Vehicle Systems and Other Business Activities segments’ inventory consists of both work-in-process, which includes purchased and manufactured components in various stages of assembly, and on-hand parts and equipment to support service and future sales.

LIFO income (expense), classified as cost of sales on the consolidated statements of earnings, was allocated by segment as follows:

(In thousands)	Fiscal 2002	Fiscal 2001
Power Products	$1,047	$6,275
Distributed Energy Solutions	550	(2,764)
Petroleum Equipment	261	586
Airline Products	160	1,975
Other Business Activities	—	101
	$2,018	$6,173

Note 7:  Commitments and Contingencies

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit.  Performance type letters of credit totaled approximately $5.7 million and $3.1 million at the end of Fiscal 2002 and Fiscal 2001, respectively.  In addition, the Company had contingent performance indemnities of approximately $6.7 million at the end of Fiscal 2002 and Fiscal 2001.

The Company has provided certain guarantees in support of its customers’ financing of purchases from the Company in the form of debt guarantees.  Pursuant to such guarantees, once the customer has satisfied its debt obligation to the lender, the Company’s guarantee is released.  Should a customer fail to meet its obligation to the lender, the lender could require the Company to satisfy such obligation, in which case the Company would have some legal recourse against the customer.  The amount of such guarantees is approximately $0.9 million and $4.4 million as of January 31, 2003 and 2002, respectively.

The Company leases certain facilities and equipment from third parties under operating lease arrangements of varying terms whose annual rentals are less than 1% of consolidated sales.

The Company’s government contract operations are subject to U.S. government investigations of business practices and cost classifications from which legal or administrative proceedings can result.  Based on government procurement regulations, under certain circumstances a contractor can be fined, as well as suspended or debarred from government contracting.  In that event, the Company would also be unable to sell equipment or services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation, and similar government agencies during a suspension or debarment.

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

The Company is a defendant in a suit brought under the qui tam provision of the False Claims Act, United States of America, ex rel.  Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems.  The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000.  The case is set for trial in January 2004.  The Company believes the claims in the suit are without merit and is vigorously defending the suit.

The Company is a defendant in a suit brought by Diamond Offshore on May 30, 2002, arising out of claims relating to a marine riser manufactured by the Company and purchased by Diamond Offshore for use on its Ocean Baroness semi-submersible drilling rig, Cause No. 2002-27831; Diamond Offshore International Corporation, Diamond Offshore Company, and Diamond Offshore Company d/b/a Diamond Offshore Drilling Co. v. Stewart & Stevenson Services, Inc.; in the District Court of Harris County, Texas 125th

Judicial District Court (the “Baroness Litigation”).  The suit was filed following a parting of the marine riser during deep water drilling operations and seeks to recover damages in an unspecified amount.

In a separate transaction on or about September 13, 2001, Diamond Offshore placed a purchase order with the Company for a marine riser for use on its Ocean Rover semi-submersible drilling rig. The Company was fulfilling this order, when, on August 19, 2002, Diamond amended its petition in the Baroness Litigation to seek a declaration that Diamond has no further contractual obligations to the Company under the Ocean Rover riser purchase order. On August 21, 2002, before being served with Diamond Offshore’s amended petition in the Baroness Litigation, the Company filed a separate lawsuit against Diamond Offshore seeking to recover damages, including attorneys’ fees (the “Rover Litigation”).  On August 30, 2002, the Court transferred the Rover Litigation to the 125th Judicial Court where the Baroness Litigation is pending.  The two cases have been consolidated into one lawsuit in the 125th Judicial Court.  The Company is vigorously prosecuting its claims against Diamond Offshore and defending the claims asserted against it by Diamond Offshore in this lawsuit.

The Company’s primary general liability insurer has denied that it owes the Company a defense or indemnity for any of Diamond Offshore’s claims in the Baroness Litigation.  The Company disagrees, and has filed suit to determine this issue, in Cause No. 200259100; Stewart & Stevenson Services, Inc. v. Ace American Insurance Company; in the District Court, Harris County, Texas, 281st Judicial District Court.

It is presently impossible to determine the ultimate outcome of these matters or whether the resolution will have a material adverse effect on the Company’s financial statements, though the Company has made reserves that it believes are adequate for certain estimated legal fees associated with such matters as of the balance sheet date.

In 2001, the Company received from the United States Environmental Protection Agency (“EPA”) a Request for Information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, for information pertaining to the R&H Oil Company Site in San Antonio, Texas (the “Site”).  Information provided to the Company by the EPA indicates that the Company may have sent waste oils to the Site for recycling in the late 1980s, and that such waste oils may potentially account for between one and two percent of the volume of total wastes received by the oil recycler at the Site.  Since the Company expects to receive a claim for cleanup and other costs related to this site, it has established additional reserves in Fiscal 2002, which it believes to be adequate at this time.  As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, changes in these and other factors may result in actual costs exceeding the current environmental reserves. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company’s consolidated financial position or liquidity.

From time to time, the Company is subject to various environmental remediation requirements at certain of its facilities.  The Company believes that the exposure associated with such requirements will not have a material adverse impact on the Company’s financial position or liquidity.

The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury and warranty matters normally incident to the Company’s business.  No individual case, or group of cases presenting substantially similar issues of law or fact, are expected to have a material effect on the manner in which the Company conducts its business or on its consolidated financial position or liquidity.  The Company maintains certain insurance policies that provide coverage for product liability and personal injury cases.  The Company has established reserves that it believes to be adequate based on current evaluations.  Nevertheless, an unexpected outcome in such cases could have a material adverse impact on the results of operations in the period it occurs.  Moreover, future adverse developments in such cases could require material changes in the recorded reserve amounts.

Note 8:  Government Contracts

The U.S. government is one of the Company’s key customers. As such, decreased government spending or termination of significant government programs could adversely affect the Company’s business.  The Company’s Tactical Vehicle Systems segment depends largely on U.S. government expenditures.  In recent years, government contracts in such segment have accounted for substantial percentages of the Company’s annual revenues and operating income.  The Company is currently in the fifth production year of its second multi-year contract with the U.S. Army for production of the FMTV.  In the fourth quarter of Fiscal 2002, the U.S. Army exercised an option to award a sixth program year to the current contract, which begins in October 2003 and is expected to be completed by September 2004.  The funding of the FMTV contract is subject to the inherent uncertainties of Congressional appropriations.  As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the FMTV contract must be funded annually by the U.S. Army and may be terminated at any time for the convenience of the government.  If the FMTV contract is terminated, other than for the Company’s default (in which event there could be serious adverse consequences and claims against the Company), it provides for termination charges that will reimburse the Company for certain allowable costs but not necessarily for all costs incurred.

As the Company’s current contract with the U.S. Army for production of the FMTV is nearing completion, it will be necessary for the Company to secure additional contracts to have continued success in this segment.  In November 2002, the Company submitted its bid to the U.S. Army as part of the competitive bid process for the next multi-year FMTV contract.  The U.S. Army is expected to make its decision as to the final award of the new production contract by the end of April 2003.  If the Company does receive the award, it believes that profit margins will likely be lower than historical levels for the existing FMTV contract.  Further, as the next multi-year contract award is for fewer trucks to be produced per fiscal year, revenue is projected to be lower relating to this contract, unless the U.S. Army exercises options for additional production.  There can be no assurance that the Company will be successful in winning the award.  Moreover, there can be no assurance that the Company will be successful in other future bids and awards for tactical vehicles.

Continued success in the Tactical Vehicle Systems segment is highly dependent on securing additional contracts, such as the next multi-year contract award for the FMTV, after completion of the current contract, at acceptable operating margins.

Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules.  Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time.  The Company’s ultimate profitability on such contracts will depend on the eventual outcome of an equitable settlement of contractual issues with the U.S. government.  Due to uncertainties inherent in the estimation and claim negotiation process, no assurances can be given that management’s estimates will be accurate, and variances between such estimates and actual results could be material.

Note 9:  Debt Arrangements

Outstanding debt, which is generally unsecured, consists of the following:

(In thousands)	Fiscal 2002	Fiscal 2001

Notes payable, denominated in foreign currency	$1,454	$3,114

Senior Notes:
7.29% principal due 2003	$30,000	$30,000
7.38% principal due 2006	25,000	25,000
Fair value adjustment	181	—
Other	1,600	1,850
	56,781	56,850
Less current portion	(30,250)	(250)
Long-Term Debt	$26,531	$56,600

The Company’s international subsidiaries have foreign currency bank notes payable consisting of renewable, secured loans for the purpose of financing the Company’s South American operations.  These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by $4 million of letters of credit issued by the Company and principally bear market-based variable rates of interest which were approximately 15.6% and 13.4% as of January 31, 2003 and 2002, respectively.  The Company uses foreign-denominated debt to offset the impact of foreign currency exchange rate fluctuations on its operations.

The Company has a $150 million revolving credit facility which matures on January 31, 2004.  No borrowings were outstanding under the facility at January 31, 2003 or 2002 nor at any point during Fiscal 2002 or Fiscal 2001.  The revolving credit facility has a $25 million sub facility, which may be used for letters of credit.  Approximately $8.1 million in letters of credit under the revolving credit facility were outstanding at January 31, 2003.  Pursuant to covenant limitations of the revolving credit facility, approximately $53 million was available for borrowing at January 31, 2003.  A commitment fee ranging from 20 to 50 basis points is paid on the daily average unused balance based on the Company’s leverage ratio.  Borrowings outstanding would bear interest at several options, including LIBOR plus 75 to 175 basis points based on the Company’s leverage ratio, the prime rate, or a competitive bid among the banks.  Based on the first option (LIBOR plus 75 to 175 basis points based on the Company’s leverage ratio), the borrowing rate would have been approximately 2.34% as of January 31, 2003.  The Company intends to negotiate an extension of the revolving credit facility on similar terms and conditions prior to its expiration in January 2004.  There can be no assurance that the Company will be able to successfully negotiate such an extension or, if it does, that such extension will include similar terms and conditions, rates of interest and covenants.  Although no borrowings are currently outstanding under the revolving credit facility, failure to negotiate a new facility on terms acceptable to the Company could restrict the Company’s ability to make acquisitions and fund working capital, capital expenditures, common stock dividends or other financial obligations.

The revolving credit facility and senior notes were issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, sales of assets, rentals, and other items.  Additional covenants in the revolving credit facility require the Company to maintain a minimum tangible net worth and interest coverage.  Since these requirements are calculated from earnings and cash flow, the Company's ability to declare and pay dividends could be restricted indirectly.  Based on the Company's financial condition as of January 31, 2003, the restrictions imposed by the Company's debt instruments do not currently restrict the Company's ability to declare and pay dividends at historical levels.

In Fiscal 2002, the Company entered into an interest rate swap agreement, which expires in Fiscal 2004, with a notional amount of $15 million related to $15 million of the senior notes due in 2006. This transaction, which is designated as a fair value hedge, effectively converts $15 million of fixed rate debt with an interest rate of 7.38% into floating rate debt with an interest rate of LIBOR plus 436 basis points.  The applicable floating interest rate as of January 31, 2003 was approximately 5.70%.  The net interest received or paid as a result of the interest rate swap is included in interest expense on the consolidated statements of earnings.  The recorded value of the swap, which was an asset of $0.2 million at January 31, 2003, and the related debt are carried on the consolidated statements of financial position at fair value.

The amounts of long-term debt which will become due during the next five years are as follows (in thousands):

2003	$30,250
2004	250
2005	250
2006	25,250
2007	250
Thereafter	350
$56,600

Note 10:  Employee Pension and Other Benefit Plans

The Company has a noncontributory defined benefit pension plan covering substantially all of its full-time employees.  The pension benefits are based on years of service, limited to 45 years, and the employee’s highest consecutive five-year average compensation out of the last 10 years of employment.  The Company funds pension costs in conformity with the funding requirements of applicable government regulations.

The Company also has a defined benefit postretirement medical plan, which covers most of its employees and provides for the payment of certain medical costs of eligible employees and dependents upon retirement.  The plan is currently not funded.  The Company expects to continue paying postretirement medical costs as covered claims are incurred.

The following table includes pension benefits information for the noncontributory defined benefit pension plan and the postretirement medical plan discussed above, as well as an unfunded supplemental retirement plan and an unfunded defined benefit retirement plan for non-employee directors.

	Pension Benefits		Other Post Employment Benefits
(In thousands)	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$115,693	$98,469	$16,833	$12,278
Service cost	5,184	4,494	1,116	821
Interest cost	7,789	7,271	1,160	905
Amendments	—	1,933	—	—
Participant contributions	—	—	252	228
Benefits paid	(4,428)	(3,977)	(1,107)	(922)
Actuarial loss	1,334	7,503	3,223	3,523
Benefit obligation at end of year	$125,572	$115,693	$21,477	$16,833

Change in plan assets:
Fair value of plan assets at beginning of year	$76,120	$79,887	$—	$—
Actual return on plan assets	(4,642)	(5,507)	—	—
Employer contributions	1,666	5,717	855	694
Participant contributions	—	—	252	228
Benefits paid	(4,428)	(3,977)	(1,107)	(922)
Fair value of plan assets at end of year	$68,716	$76,120	$—	$—

Reconciliation of funded status:
Funded status	$(56,856)	$(39,573)	$(21,477)	$(16,833)
Unrecognized actuarial loss	45,460	32,233	6,384	3,298
Unrecognized prior service cost	2,434	2,735	166	(215)
Net amount recognized at year-end	$(8,962)	$(4,605)	$(14,927)	$(13,750)

Amounts recognized in the statement of financial position:
Accrued benefit liability	$(39,754)	$(18,531)	$(14,927)	$(13,750)
Intangible assets	1,753	1,996	—	—
Accumulated other comprehensive loss	29,039	11,930	—	—
Net amount recognized at year-end	$(8,962)	$(4,605)	$(14,927)	$(13,750)

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$125,572	$115,693	$—	$—
Accumulated benefit obligation	108,470	94,651	—	—
Fair value of plan assets	68,716	76,120	—	—

	Pension Benefits			Other Post Employment Benefits
	2002	2001	2000	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$5,184	$4,494	$4,039	$1,116	$821	$647
Interest cost	7,789	7,271	6,686	1,160	905	755
Expected return on plan assets	(7,849)	(7,445)	(7,204)	—	—	—
Amortization of prior service cost	301	299	311	(381)	(381)	(381)
Recognized actuarial (gain) loss	599	4	4	138	—	(71)
Net periodic benefit cost	$6,024	$4,623	$3,836	$2,033	$1,345	$950

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Weighted-average assumptions:
Discount rate	6.75%	7.00%	7.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	4.11%	5.10%	5.10%

Defined Benefit Pension Plans

Assets of the pension plan are allocated to investment categories based on a written policy.  The guidelines of this policy generally call for the allocation of approximately 70% of pension plan assets to domestic equity securities, with the remainder to be allocated to fixed income investments.

The assets of the pension plan, like numerous other companies’ plans, are, to a substantial degree, invested in the capital markets and managed by a third party under the review of our pension plan committee.  Given the performance of the stock market during recent history, the Company was required to reflect an additional minimum pension liability of $17.1 million in its Fiscal 2002 financial statements as a result of a decline in the value of the assets held by its pension plan.  Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in pension liability with an offsetting charge to shareholders’ equity (net of income tax) through comprehensive income (rather than net income).  The Company also anticipates that the decline in the value of the pension plan assets will result in higher future pension costs.  However, absent a decision by the Company to increase its contributions to the pension plan as a result of the Fiscal 2002 asset performance, such asset performance is not expected to have a material impact on the Company’s near-term liquidity as pension funding requirements generally allow for such impacts to be spread over multiple years.  Increases in post-Fiscal 2002 pension funding requirements could occur, however, if capital market performance in future periods does not more closely approximate the long-term rate of return assumed by the Company, and the amount of such increases could be material.

The calculation of expense associated with the Company’s pension plan is dependent on key assumptions, including the long-term discount rate, the expected rate of return on plan assets and the assumed rate of compensation increases.  During Fiscal 2002, the Company changed the assumed discount rate used for this calculation from 7.00% in Fiscal 2001 to 6.75%.  This decision was based on the trending in the monthly average Moody’s/Mergent’s Corporate Aa yields and the monthly average 30-year Treasury rates.  In addition, the Company reduced the assumed rate of compensation increase for its employee population by 1% point, from 5.1% to 4.1% based on more recent actual data and the expectation that long-term rates of compensation increase should approximate growth in overall gross domestic product.  Consistent with prior years, the Company used 9.0% in Fiscal 2002 as its expected long-term rate of return on plan assets.  This is based on an actuarial estimate of returns over a 20-year time horizon based on the pension plan’s long-term asset allocation strategy using geometric averaging.  While the Company believes that these assumptions are reasonable for Fiscal 2002, it will continue to evaluate the reasonableness of its actuarial assumptions for their applicability in the Fiscal 2003 actuarial analysis.

If the expected long-term rate of return on plan assets assumption is decreased by 50 basis points, the pension expense recognized would increase by $0.4 million.  A 100 basis point decrease in the discount rate would result in an increase in pension expense of approximately $3.0 million.

Defined Benefit Postretirement Medical Plan

Like the pension plan discussed above, the defined benefit postretirement medical plan is dependent on key assumptions.  For this actuarial calculation, the Company has also used a discount rate of 6.75%.  Another key assumption in this actuarial calculation is the assumed future health care cost trend rates.  The Company has assumed an annual rate of increase of approximately 5.5% in the per capita cost of covered health care benefits for Fiscal 2003.  The rate is assumed to moderate to 5% through 2004 and remain at that level thereafter.  This estimate of future medical cost growth was based on the assumption that the rate of medical cost increases would eventually level off and that growth in these costs would eventually approximate the overall growth in gross domestic product.  Given more recent data, however, the Company is re-evaluating this assumption for the calculation of its Fiscal 2003 expense.  The evaluation will likely result in a higher level of expense for Fiscal 2003 as compared to Fiscal 2002.

If the Company had changed its medical growth rate assumptions by 100 basis points in Fiscal 2002, the effect on total service and interest cost components of its expense associated with postretirement medical would have been approximately $0.3 million and the impact on the postretirement benefit obligation associated therewith would have changed by approximately $2.0 million.

Other Employee Benefit Plans

The Company has an unfunded supplemental retirement plan for certain corporate officers.  Retirement expense for the plan in Fiscal 2002, 2001 and 2000 was $0.9 million, $0.6 million and $0.4 million, respectively.  Prior service cost not yet recognized in periodic pension cost was $2.4 million, $2.7 million, and $1.1 million at January 31, 2002, 2001 and 2000, respectively.

The Company has an employee savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Under the plan, participating employees may contribute up to 20% of their pre-tax salary subject to statutory limits.  The Company contributes a matching payment equal to each dollar contributed by employees up to 1% of their eligible annual compensation and twenty-five cents for each dollar contributed on the next 5% of their eligible annual compensation, subject to certain limitations.  The Company’s matching contribution to the savings plan for continuing operations was $2.7 million, $2.8 million and $2.2 million in Fiscal 2002, 2001 and 2000, respectively.

Under an unfunded nonqualified deferred compensation plan for certain employees, a portion of eligible employees’ discretionary income can be deferred at the election of the employee.  These deferred funds accrue interest payable to the employee at the prime rate in effect on specified dates.

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

Note 11:  Common Stock

Cash Dividend:  Cash dividends of $0.085 per common share were declared and paid in each quarter of Fiscal 2002, 2001 and 2000.  Declaration and payment of dividends in the future is dependent upon the Company’s earnings and liquidity position, among other factors.

Shareholder Rights Plan:  The Company has a shareholder rights plan under which the Company’s shareholders have one right with respect to each share of Company common stock held.  Currently, the rights trade with the shares of Company common stock.  Upon the announcement of intended acquisition of, or acquisition of, 15% or more of the Company’s common stock by a person or group, each right will generally entitle the holder to purchase additional shares of the Company’s stock at half its market value, subject to other action of the board of directors.  The rights have some anti-takeover effects.  Because a person or group acquiring the Company’s stock in a manner that causes the rights to become exercisable is not entitled to exercise the rights that relate to its shares, such person or group’s ownership of Company stock would be severely diluted if the other shareholders exercise their rights.  The Company’s board of directors may redeem the rights for $0.01 per right.  The rights are subject to anti-dilution adjustments and will expire on March 20, 2005, unless the plan is further extended or rights are earlier redeemed.

Stock Issuance:  During Fiscal 2002 and 2001 the Company issued under the 1996 Director Stock Plan 6,153 and 3,094 shares, respectively, to certain directors of the Company for services rendered.

Stock Option Plans:  The Company has various stock option plans pursuant to which stock options may be granted to officers, employees and non-employee directors of the Company.  Options may be granted with a per share exercise price not less than the per share market value of common stock at the date of grant.  The options have terms not to exceed ten years and vest over periods not to exceed four years. As of January 31, 2003, a total of 4,225,925 shares were reserved for issuance pursuant to such stock option plans.

A summary of the status of the Company’s stock option plans during Fiscal 2002, 2001, and 2000 is presented in the tables below:

	Shares under Option	Option Price Range Per Share
Outstanding at end of Fiscal 1999	1,555,650	$8.91 -	$50.25
Granted	666,000	$9.56 -	$24.25
Exercised	(67,600)	$10.50 -	$24.38
Canceled	(286,075)	$9.56 -	$50.25
Outstanding at end of Fiscal 2000	1,867,975	$8.91 -	$50.25
Granted	384,000	$16.05 -	$34.94
Exercised	(376,725)	$8.91 -	$32.63
Canceled	(357,575)	$9.56 -	$50.25
Outstanding at end of Fiscal 2001	1,517,675	$8.91 -	$50.25
Granted	774,000	$10.06 -	$18.92
Exercised	(40,500)	$9.56 -	$14.56
Canceled	(160,400)	$9.56 -	$50.25
Outstanding at end of Fiscal 2002	2,090,775	$8.91 -	$50.25
Options available for future grants at end of Fiscal 2002	2,135,150

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Options exercisable at end of year	831,975	608,514	796,927
Weighted average exercise price of options exercisable	$20.10	$22.83	$38.79

Exercise Price	Weighted Average Exercise Price	Options Outstanding	Options Exercisable	Average Remaining Contractual Life (Years)
$ 8.91 - $12.00	$9.75	629,675	334,250	6.7
$13.00 - $18.75	$15.00	752,000	30,500	6.3
$18.90 - $23.00	$20.14	331,900	133,025	5.9
$23.55 - $33.75	$25.54	238,850	196,600	3.2
$33.90 - $50.25	$38.58	138,350	137,600	2.8
		2,090,775	831,975

A reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share is below:

(In thousands, except per share amounts)	Fiscal 2002	Fiscal 2001	Fiscal 2000

Numerator:
Earnings (loss) available to common stockholders
From continuing operations	$10,763	$45,344	$35,157
From discontinued operations	(8,731)	(2,493)	(368)
From disposal of discontinued operations	(5,551)	(628)	565
From cumulative effect of change in accounting principle	(3,682)	—	—
Net earnings (loss)	$(7,201)	$42,223	$35,354

Denominator:
Denominator for basic earnings per share:	28,479	28,325	28,026
Weighted average shares
Effect of dilutive securities:
Employee and director stock options	211	540	347
Denominator for diluted earnings per share - Adjusted weighted average shares	28,690	28,865	28,373

Basic earnings (loss) per share:
From continuing operations	$0.38	$1.60	$1.25
From discontinued operations	(0.31)	(0.09)	(0.01)
From disposal of discontinued operations	(0.19)	(0.02)	0.02
From cumulative effect of change in accounting principle	(0.13)	—	—
Net earnings (loss) per share	$(0.25)	$1.49	1.26

Diluted earnings (loss) per share:
From continuing operations	$0.38	$1.57	$1.24
From discontinued operations	(0.31)	(0.09)	(0.01)
From disposal of discontinued operations	(0.19)	(0.02)	0.02
From cumulative effect of change in accounting principle	(0.13)	—	—
Net earnings (loss) per share	$(0.25)	$1.46	$1.25

Number of anti-dilutive stock options outstanding	1,321	186	660

Note 12:  Income Taxes

The components of the income tax provision from continuing operations and the income tax payments are as follows:

(In thousands)	Fiscal 2002	Fiscal 2001	Fiscal 2000

Current	$1,937	$29,162	$23,619
Deferred	1,139	(4,058)	(3,160)
Income tax provision	$3,076	$25,104	$20,459

The components of the income tax provision (benefit) from discontinued operations is as follows:

(In thousands)	Fiscal 2002	Fiscal 2001	Fiscal 2000

Current	$(5,358)	$2,322	$(3,525)
Deferred	(1,941)	(3,860)	3,751
Income tax provision (benefit)	$(7,299)	$(1,538)	$226

The components of the income tax benefit from the cumulative effect of a change in accounting principle are a current benefit of $0.2 million and a deferred benefit of $1.6 million.

A reconciliation between the income tax provision from continuing operations and income taxes computed by applying the statutory U.S. Federal income tax rate of 35% in Fiscal 2002, 2001 and 2000 is as follows:

(In thousands)	Fiscal 2002	Fiscal 2001	Fiscal 2000

Provision at statutory rate	$4,844	$24,657	$19,466
State tax provision (benefit)	(434)	478	79
Impact of federal tax credits	(763)	(516)	(85)
Foreign tax provision (benefit)	(360)	107	162
Other, net	(211)	378	837
Income tax provision	$3,076	$25,104	$20,459

The deferred tax liability from continuing operations is determined under the liability method based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted statutory tax rates, and deferred tax expense is the result of changes in the net liability for deferred taxes.

The tax effects of the significant temporary differences which comprise the deferred tax asset at the end of Fiscal 2002 and 2001 are as follows:

(In thousands)	Fiscal 2002	Fiscal 2001
Deferred Tax Assets
Postretirement benefit obligation	$5,254	$4,839
Accrued expenses and other reserves	22,542	16,093
Property, plant and equipment	1,221	—
Pension accounting	13,585	5,863
Contract accounting	—	1,931
Other	1,882	2,025
Valuation allowance	(385)	(326)
Gross deferred tax assets	44,099	30,425
Deferred Tax Liabilities
Property, plant and equipment	—	405
Contract accounting	2,626	—
Prepaid expenses and deferred charges	11,203	7,431
Other	2,390	2,864
Gross deferred tax liabilities	16,219	10,700
Net deferred tax asset	$27,880	$19,725
Current portion of deferred tax asset	$16,126	$16,488
Non-current portion of deferred tax asset	11,754	3,237
Net deferred tax asset	$27,880	$19,725

The Company believes it is more likely than not that the net deferred income tax asset as of January 31, 2003 will be realized, based primarily upon sufficient taxable income available in carryback years as permitted by the tax law.

Note 13:  Supplemental Financial Data

Accounts and notes receivable, net consist of the following:

(In thousands)	Fiscal 2002	Fiscal 2001
Accounts receivable	$156,514	$167,645
Notes receivable, current and non-current	409	2,477
Allowance for doubtful accounts	(5,080)	(3,903)
Less non-current portion of notes receivable	(4)	(96)
Accounts and notes receivable, net	$151,839	$166,123

The U.S. government accounted for approximately 11.4% and 8.7% of accounts receivable at January 31, 2003 and 2002, respectively.  Due to the large number of entities and diversity of the rest of the Company’s customer base, concentration of credit risk with respect to accounts receivable is limited.  The Company recorded approximately $3.9 million and $4.1 million in bad debt expense and charged approximately $2.7 million and $4.3 million against its allowance for doubtful accounts during Fiscal 2002 and 2001, respectively.

Components of Property, plant and equipment, net are as follows:

(In thousands)	Fiscal 2002	Fiscal 2001

Machinery and equipment	$130,803	$113,697
Buildings and leasehold improvements	94,488	80,530
Rental equipment	17,933	19,348
Computer hardware and software	40,018	31,635
Accumulated depreciation and amortization	(180,388)	(158,407)
Net depreciable assets	102,854	86,803
Construction in progress	2,706	19,111
Land	13,404	13,743
Property, plant and equipment, net	$118,964	$119,657

The Company placed a new fabrication facility into service in Sealy, Texas during Fiscal 2002.  The fabrication facility accounted for increases of $9.8 million and $3.1 million in Machinery and equipment and Buildings and leasehold improvements, respectively.  The Company also opened a service facility in Dallas, Texas with a cost of $5.1 million, while Computer hardware and software increased $8.4 million for costs related to the implementation of the Company’s ERP system during Fiscal 2002.  Construction in progress as of January 31, 2003 was primarily related to additional spending for Machinery and equipment for the fabrication shop in Sealy, Texas and Machinery and equipment for several locations in the Power Products and Airline Products segments.  Most of the construction in progress at the end of Fiscal 2001 related to the fabrication facility in Sealy, Texas, the service facility in Dallas, Texas, and the ERP development costs, which were all placed into service during Fiscal 2002.

Components of Intangibles and other assets, net are as follows:

(In thousands)	Fiscal 2002	Fiscal 2001

Goodwill, net	$9,495	$11,557
Intangible pension asset	1,753	1,996
Other intangibles, net	1,015	1,435
Other assets	2,025	1,248
Intangibles and other assets, net	$14,288	$16,236

A summary of goodwill activity follows:

(in thousands)	Fiscal 2002	Fiscal 2001

Balance at beginning of year	$11,557	$9,133
Additions to goodwill	4,064	3,111
Impairments upon implementation of SFAS No. 142	(5,106)	—
Other impairment (see Note 3)	(1,020)	—
Goodwill amortization	—	(687)
Balance at end of year	$9,495	$11,557

Goodwill, net of accumulated amortization, at the end of Fiscal 2001 included $6.0 million associated with the Power Products segment, $4.1 million associated with Airline Products and $1.5 million associated with other segments.  The Company implemented SFAS No. 142 effective February 1, 2002 and, accordingly, net goodwill balances as of such date were tested for impairment by comparing the fair value of each reporting unit to its carrying value.  Fair value was determined using discounted estimated future cash flows and market multiples of earnings estimates.  Significant estimates used in the methodologies included estimates of future earnings, future growth rates, weighted average cost of capital and market valuation multiples for each reporting unit.  Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company recognized, as a cumulative effect of a change in accounting principle in Fiscal 2002, a charge of $3.7 million, or $0.13 per diluted share, net of tax benefit of $1.8 million.  This impairment charge primarily related to the Airline Products segment.

The following unaudited pro forma earnings data for the periods shown are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented.

(In thousands, except per share data)	Fiscal 2002	Fiscal 2001	Fiscal 2000
Net earnings (loss) as reported	$(7,201)	$42,223	$35,354
Add: Cumulative effect of change in accounting principle, net of tax	3,682	—	—
Add: Goodwill amortization, net of tax	—	538	489
Adjusted net earnings (loss)	$(3,519)	$42,761	$35,843

Diluted Earnings per Share:
Net earnings (loss) as reported	$(0.25)	$1.46	$1.25
Add: Cumulative effect of change in accounting principle, net of tax	0.13	—	—
Add: Goodwill amortization, net of tax	—	0.02	0.02
Adjusted net earnings (loss)	$(0.12)	$1.48	$1.27

Note 14:  Consolidated Quarterly Data (Unaudited)

	Fiscal 2002
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Sales	$294,347	$296,582	$285,035	$299,670
Gross profit	31,825	42,997	41,877	43,752

Net earnings (loss) from continuing operations	$(3,729)	$4,989	$4,607	$4,896
Loss from discontinued operations, net	(905)	(1,223)	(5,506)	—
Loss on disposal of discontinued operations, net	—	—	(5,551)	(1,097)
Cumulative effect of change in accounting principle	—	—	—	(3,682)
Net earnings (loss)	$(4,634)	$3,766	$(6,450)	$117

Net earnings (loss) per share:
Basic
Continuing operations	$(0.13)	$0.18	$0.16	$0.17
Discontinued operations	(0.03)	(0.04)	(0.39)	(0.04)
Cumulative effect of change in accounting principle	—	—	—	(0.13)
Net earnings (loss) per share	$(0.16)	$0.13	$(0.23)	$—

Diluted
Continuing operations	$(0.13)	$0.17	$0.16	$0.17
Discontinued operations	(0.03)	(0.04)	(0.38)	(0.04)
Cumulative effect of change in accounting principle	—	—	—	(0.13)
Net earnings (loss) per share	$(0.16)	$0.13	$(0.22)	$—

	Fiscal 2001
(In thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Sales	$306,755	$317,344	$377,594	$327,817
Gross profit	38,817	38,490	54,719	46,693

Net earnings from continuing operations	$97	$11,653	$12,545	$21,049
Earnings (loss) from discontinued operations, net	(2,902)	28	468	(87)
Loss on disposal of discontinued operations, net	—	—	—	(628)
Net earnings (loss)	$(2,805)	$11,681	$13,013	$20,334

Net earnings (loss) per share:
Basic
Continuing operations	$—	$0.41	$0.44	$0.75
Discontinued operations	(0.10)	—	0.02	(0.02)
Net earnings (loss) per share	$(0.10)	$0.41	$0.46	$0.73

Diluted
Continuing operations	$—	$0.40	$0.43	$0.73
Discontinued operations	(0.10)	—	0.02	(0.02)
Net earnings (loss) per share	$(0.10)	$0.40	$0.45	$0.71

Quarterly earnings per share is not necessarily additive to the annual calculation of earnings per share, as each quarter’s calculation is based on that quarter’s weighted average shares outstanding.

Note 15:  Acquisitions and Divestitures

In the fourth quarter of Fiscal 2002, the Company’s Airline Products segment acquired the assets of DAVCO Industries, a manufacturer of aircraft ground support equipment specifically designed for the regional airline market, for cash of $2.2 million.  Also in the fourth quarter of Fiscal 2002, the Company’s Power Products segment acquired the franchise for the Hyster forklift truck territory that includes five Texas counties in the El Paso area and the entire state of New Mexico for $2.7 million.

In Fiscal 2001, the Company’s Tactical Vehicle Systems segment acquired Extended Reach Logistics, Inc., an e-commerce business, for $1.2 million in cash plus additional potential performance-based payments to be paid in future years.  Also during Fiscal 2001, the Company recognized a gain of $0.5 million associated with the sale of its John Deere distributorship located Casper, Wyoming and received $3.4 million in cash consideration.

Effective July 1, 2000, the Company completed the sale of its gas compressor leasing business for $57.5 million.  The Company continued to package gas compressor equipment for sale, until it exited that business in Fiscal 2002.  The Company realized a gain of $5.6 million on the sale of the gas compressor leasing business during Fiscal 2000.  During Fiscal 2001 and Fiscal 2000, the Company received $2.3 million and $55.2 million, respectively, from this sale.

See Note 2 for discussion of the sale of the Company’s blowout preventer and controls, valve and drilling riser business.

Note 16:  Vulnerability Due To Certain Concentrations

The Company’s principal distribution agreements are subject to termination by the suppliers for a variety of causes.  Although no assurance can be given that they will be renewed beyond their expiration dates on terms similar to those currently in effect, such distribution agreements have typically been renewed regularly.  Any interruption in the supply of materials from the original manufacturers, a termination of a distribution agreement or a material change in the terms of a current distribution agreement could have a material adverse effect on the results of operations of the Power Products and Distributed Energy Solutions segments.

The U.S. government is the predominant customer of the Tactical Vehicle Systems segment, accounting for practically all of the sales of this segment.  The loss of this customer would have a material adverse effect on the Company’s consolidated financial condition and results of operations.  Additionally, the FMTV incorporates components specified by the U.S. Army which are produced by specified sources.  Interruption of the supply of any of these components could have a material adverse effect on the results of the Tactical Vehicle Systems segment.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Information concerning a change in accountants is included in the Company’s Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 26, 2002.

PART III

In accordance with General Instruction G(3) to Form 10-K, Items 10 through 13 have been omitted since the Company will file with the Commission a definitive proxy statement complying with Regulation 14A involving the election of directors not later than 120 days after the close of its fiscal year.  Such information is incorporated herein by reference.

CROSS REFERENCE

	Form 10-K Item Number and Caption	Caption in Definitive Proxy Statement

Item 10.	Directors and Executive	Election of Directors; Executive Officers;
	Officers of the Registrant	Compliance with Section 16(a) of the Exchange Act

Item 11.	Executive Compensation	Election of Directors; Performance of
Stewart & Stevenson Common Stock;
Report of the Compensation and
Management Development Committee;
Executive Compensation

Item 12.	Security Ownership of	Voting Securities and Ownership
	Certain Beneficial Owners	Thereof by Certain Beneficial
	and Management and Related Stockholders Matters	Owners and Management

Item 13.	Certain Relationships	Transactions with Management and Certain
	and Related Transactions	Business Relationships

Item 14.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic reports is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has evaluated the effectiveness of its disclosure controls and procedures within the 90 days prior to the filing of this report with the supervision and the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

Change in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.	The following financial statements for Stewart & Stevenson Services, Inc. are filed as a part of this report:

Consolidated Statements of Financial Position—January 31, 2003 and 2002.

Consolidated Statements of Earnings—Years ended January 31, 2003, 2002 and 2001.

Consolidated Statements of Shareholders’ Equity—Years ended January 31, 2003, 2002 and 2001.

Consolidated Statements of Comprehensive Income — Years ended January 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows—Years ended January 31, 2003, 2002 and 2001.

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

The Company will furnish to any shareholder of record as of April 23, 2003, a copy of any exhibit to this annual report upon receipt of a written request addressed to Carl B. King, P. O. Box 1637, Houston, Texas 77008-1637 and the payment of $.20 per page with a minimum charge of $5.00 for reasonable expenses prior to furnishing such exhibits.

The following instruments and documents are included as exhibits to this report. All management contracts or compensation plans or arrangements set forth in such list are marked with a †.

*3.1	Third Restated Articles of Incorporation of Stewart & Stevenson Services, Inc., effective as of September 13, 1995 (Exhibit 3(a) to 10/95 10-Q).

3.2	Sixth Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of April 11, 2000, as amended.

*4.1

Credit Agreement effective February 20, 2001, between Stewart & Stevenson Services, Inc. and The Chase Manhattan Bank, as Administrative Agent, and the other Banks named therein (Exhibit 4.1 to 1/31/01 10-K).

*4.2	Note Purchase Agreement effective May 30, 1996, between Stewart & Stevenson Services, Inc. and the Purchasers named therein (Exhibit 4 to 7/96 10-Q).

*4.3	Rights Agreement effective March 13, 1995, between Stewart & Stevenson Services, Inc. and The Bank of New York (Exhibit 1 to Form 8-A Registration Statement under the Commission File No. 001-11443).

*10.1	Lease Agreement effective April 15, 1997, between Miles McInnes and Faye Manning Tosch, as Lessors, and the Company, as Lessee (Exhibit 10.1 to 1/97 10-Q).

*10.2	Distributor Sales and Service Agreement effective January 1, 1996, between the Company and Detroit Diesel Corporation (Exhibit 10.2 to 1/96 10-K).

†*10.3	Stewart & Stevenson Elective Deferral Plan dated as of June 1, 2001 (Exhibit 4.1 of Form S-8 Registration Statement under Commission File No. 333-62438).

†*10.4	Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan (as amended and restated effective as of June 10, 1997) (Exhibit B to 5/9/97 Proxy Statement).

†*10.5	Stewart & Stevenson Services, Inc. Supplemental Executive Retirement Plan (Exhibit 10.11 to 1/94 10-K).

*10.6	Stewart & Stevenson Services, Inc. Amended and Restated 1996 Director Stock Plan (Exhibit B to 5/3/02 Proxy Statement).

*10.7

Contract Number DAAE07-98-C-M005 dated October 14, 1998 between Stewart & Stevenson Services, Inc. and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command (Exhibit 10.9 to 10/98 10-Q).

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors

Form 8-K Report Date – November 12, 2002 (Presentation to Investors)
Items reported	Item 7. Exhibits
Item 9. Regulation FD Disclosure

Form 8-K Report Date – November 25, 2002 (Third Quarter Conference Call Schedule)
Items reported -	Item 5. Other Events
Item 7. Exhibits

Form 8-K Report Date – December 4, 2002 (Third Quarter Results)
Items reported -	Item 5. Other Events
Item 7. Exhibits

Form 8-K Report Date – December 11, 2002 (Max Lukens named Chairman; Company’s Dividend)
Items reported -	Item 5. Other Events
Item 7. Exhibits

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2003.

STEWART & STEVENSON SERVICES, INC.

By	/s/ Michael L. Grimes
Michael L. Grimes
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of April, 2003.

/s/ Michael L. Grimes	/s/ Khleber V. Attwell
Michael L. Grimes	Khleber V. Attwell
President and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ John B. Simmons	/s/ C. Jim Stewart III
John B. Simmons	C. Jim Stewart III
Vice President and Chief	Director
Financial Officer
(Principal Financial Officer)

/s/ L. Scott Biar	/s/ Darvin M. Winick
L. Scott Biar	Darvin M. Winick
Controller and Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ Max L. Lukens	/s/ Howard Wolf
Max L. Lukens	Howard Wolf
Director	Director

/s/ Donald E. Stevenson	/s/ Charles R. Ofner
Donald E. Stevenson	Charles R. Ofner
Director	Director

/s/ Robert S. Sullivan	/s/ Monroe M. Luther
Robert S. Sullivan	Monroe M. Luther
Director	Director

EXHIBIT INDEX

Exhibit Number and Description

3.2	Bylaws
21.1	List of subsidiaries
23.1	Consent of Ernst & Young LLP, Independent Auditors

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Michael L. Grimes, certify that:

1. I have reviewed this annual report on Form 10-K of Stewart & Stevenson Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Michael L. Grimes
Michael L. Grimes
President and Chief Executive Officer
(Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, John B. Simmons, certify that:

1. I have reviewed this annual report on Form 10-K of Stewart & Stevenson Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ John B. Simmons
John B. Simmons
Vice President and Chief Financial Officer
(Principal Financial Officer)

Informational Addendum to Report on Form 10-K
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Not Filed Pursuant to the Securities Exchange Act of 1934

Solely for the purpose of Section 906 of the Sarbanes-Oxley Act of 2002, and solely to the extent this certification may be applicable to this Report on Form 10-K, the undersigned hereby certify that this report on Form 10-K of Stewart & Stevenson Services, Inc. fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Stewart & Stevenson Services, Inc.

/s/ Michael L. Grimes
Name:	Michael L. Grimes
Title:	President and Chief Executive Officer

/s/ John B. Simmons
Name:	John B. Simmons
Title:	Vice President and Chief Financial Officer