Form 10-Q
period 2003-05-03
STEWART & STEVENSON SERVICES INC
filed 2003-06-13
CIK 94328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

(713) 868-7700
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Without Par Value	28,506,995 Shares
(Class)	(Outstanding at May 30, 2003)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”):

Consolidated Condensed Balance Sheets – May 3, 2003 and January 31, 2003.

Consolidated Condensed Statements of Earnings – Three Months Ended May 3, 2003 and May 4, 2002.

Consolidated Condensed Statements of Cash Flows – Three Months Ended May 3, 2003 and May 4, 2002.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	May 3, 2003	January 31, 2003
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$115,816	$107,994
Accounts and notes receivable, net	147,398	151,839
Recoverable costs and accrued profits not yet billed	15,302	11,668
Inventories	250,536	244,416
Excess of current cost over LIFO values	(43,481)	(42,785)
Deferred income tax asset	16,291	16,126
Other current assets	3,578	3,967
Total assets of discontinued operations	10,039	14,404
Total Current Assets	515,479	507,629

Property, Plant and Equipment, net	116,767	118,964
Deferred Income Tax Asset	13,316	11,754
Intangibles and Other Assets, net	14,953	14,288
Total Assets	$660,515	$652,635

Liabilities and Shareholders’ Equity
Current Liabilities
Notes payable	$2,526	$1,454
Current portion of long-term debt	30,250	30,250
Accounts payable	57,133	60,159
Accrued payrolls and incentives	19,579	17,408
Billings in excess of incurred costs	64,198	62,568
Other current liabilities	33,016	29,537
Total liabilities of discontinued operations	3,829	4,092
Total Current Liabilities	210,531	205,468

Long-Term Debt, net	26,675	26,531
Accrued Postretirement Benefits and Pension	58,511	54,681
Other Long-Term Liabilities	3,846	3,947
Total Liabilities	299,563	290,627
Shareholders’ Equity
Common stock, without par value, 100,000,000 shares authorized; 28,505,120 and 28,490,849 shares issued, respectively	55,230	54,843
Accumulated other comprehensive loss	(21,560)	(21,703)
Retained earnings	327,282	328,868
Total Shareholders’ Equity	360,952	362,008
Total Liabilities and Shareholders’ Equity	$660,515	$652,635

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Three Months Ended
	May 3, 2003	May 4, 2002
	(Unaudited)

Sales	$289,771	$299,670
Cost of sales	248,892	255,918

Gross profit	40,879	43,752

Selling and administrative expenses	35,309	35,424
Pension curtailment expense	2,400	—
Interest expense	1,244	1,132
Interest and investment income	(500)	(338)
Other expense/(income), net	86	(21)
	38,539	36,197

Earnings from continuing operations before income taxes	2,340	7,555
Income tax provision, net	682	2,659
Net earnings from continuing operations before cumulative effect of change in accounting principle	1,658	4,896
Loss from discontinued operations, net of tax of $(426) and $(599)	(823)	(1,097)
Cumulative effect of change in accounting principle, net of tax of $(1,798)	—	(3,682)
Net earnings	$835	$117

Weighted average shares outstanding:
Basic	28,492	28,454
Diluted	28,643	28,767

Earnings (loss) per share:
Basic:
Continuing operations before cumulative effect	$0.06	$0.17
Loss from discontinued operations, net	(0.03)	(0.04)
Cumulative effect of change in accounting principle	—	(0.13)
Net earnings per share	$0.03	$0.00

Diluted:
Continuing operations before cumulative effect	$0.06	$0.17
Loss from discontinued operations, net	(0.03)	(0.04)
Cumulative effect of change in accounting principle	—	(0.13)
Net earnings per share	$0.03	$0.00

Cash dividends per share	$0.085	$0.085

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	May 3, 2003	May 4, 2002
	(Unaudited)
Operating Activities
Net earnings	$835	$117
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net loss from discontinued operations	823	1,097
Cumulative effect of change in accounting principle	—	3,682
Depreciation and amortization	5,543	4,852
Change in operating assets and liabilities net of the effect of acquisitions and discontinued operations:
Accounts and notes receivable, net	4,584	(2,348)
Recoverable costs and accrued profits not yet billed	(3,634)	(981)
Inventories	(5,423)	(5,153)
Other current and noncurrent assets	(1,634)	11,864
Accounts payable	(3,026)	(25,625)
Accrued payrolls and incentives	2,517	(809)
Billings in excess of incurred costs	1,630	4,904
Other current liabilities	3,479	7,374
Accrued postretirement benefits and pension	3,823	905
Other long-term liabilities	51	(196)
Net Cash Provided By (Used In) Continuing Operations	9,568	(317)
Net Cash Provided By (Used In) Discontinued Operations	3,278	(2,211)
Net Cash Provided By (Used In) Operating Activities	12,846	(2,528)

Investing Activities
Expenditures for property, plant and equipment	(3,697)	(9,995)
Acquisition of businesses	(409)	—
Disposal of property, plant and equipment, net	391	545
Net Cash Used In Investing Activities	(3,715)	(9,450)

Financing Activities
Change in short-term notes payable	1,072	(48)
Dividends paid	(2,422)	(2,418)
Proceeds from exercise of stock options	41	324
Net Cash Used In Financing Activities	(1,309)	(2,142)

Increase (decrease) in cash and cash equivalents	7,822	(14,120)
Cash and cash equivalents, beginning of period	107,994	81,438
Cash and cash equivalents, end of period	$115,816	$67,318

Cash Paid For:
Interest	$168	$350
Income taxes (excluding refunds)	103	472

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying consolidated condensed financial statements of Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.  The results of operations for the three months ended May 3, 2003 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2004.

The Company’s fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, the Company’s “Fiscal 2003” commenced on February 1, 2003 and ends on January 31, 2004.  The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2003.

The accompanying consolidated condensed financial statements for Fiscal 2002 and related notes contain certain reclassifications to conform with the presentation used in Fiscal 2003.

Note 2 – Comprehensive Income

Total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	May 3, 2003	May 4, 2002

Net earnings	$835	$117
Unrealized gain (loss) on forward contracts, net of tax	34	(113)
Currency translation gain (loss), net of tax	111	(233)
Comprehensive income (loss)	$980	$(229)

Note 3 - Segment Information

The Company modified its internal organization structure in 2003.  The modifications made were as follows:

•                                          The Utilities Equipment business has been removed from the Airline Products segment and identified as a separate reporting segment.  As previously announced, the Utilities Equipment business, which manufactures mobile railcar movers, snowblowers and off-road seismic vehicles, has been consolidated with Distributed Energy Solutions and Petroleum Equipment in the newly formed Engineered Products Division.

•                                          Certain business operations, which were exited in 2002, have been reclassified from Other Business Activities to the Power Products segment.  This business operation consisted primarily of sales of gas compression equipment.

•                                          The marketing services and transportation/logistics business units were reclassified from the Power Products segment to Other Business Activities.  These business units provide services to both internal customers and external unaffiliated customers.  Intercompany sales have been eliminated.

•                                          Interest and investment income has been removed from segment operating profit (loss) measurements.

The corresponding segment information for Fiscal 2002 has been restated to conform to the new business segment presentation.

Financial information relating to industry segments with a reconciliation to earnings from continuing operations before income taxes is as follows (in thousands except percentages):

	Three Months Ended
	May 3, 2003	May 4, 2002
Sales
Tactical Vehicle Systems	$110,977	$115,461
Power Products	124,349	149,276
Engineered Products:
Petroleum Equipment	23,060	6,518
Distributed Energy Solutions	13,069	11,783
Utilities Equipment	2,588	1,584
Airline Products	14,244	12,717
Other Business Activities	1,484	2,331
Total Sales	$289,771	$299,670

Operating Profit (Loss)
Tactical Vehicle Systems	$17,784	$14,914
Power Products	(2,851)	3,275
Engineered Products:
Petroleum Equipment	608	(564)
Distributed Energy Solutions	(3,982)	(2,201)
Utilities Equipment	(892)	(919)
Airline Products	(1,992)	(2,214)
Other Business Activities	(521)	(47)
Total Operating Profit	8,154	12,244

Corporate expenses, net	(2,670)	(3,895)
Pension curtailment expense	(2,400)	—
Interest and investment income	500	338
Interest expense	(1,244)	(1,132)
Earnings from continuing operations before income taxes	$2,340	$7,555

Operating Profit (Loss) Percentage
Tactical Vehicle Systems	16.0%	12.9%
Power Products	(2.3)	2.2
Engineered Products:
Petroleum Equipment	2.6	(8.7)
Distributed Energy Solutions	(30.5)	(18.7)
Utilities Equipment	(34.5)	(58.0)
Airline Products	(14.0)	(17.4)
Other Business Activities	(35.1)	(2.0)
Consolidated	2.8%	4.1%

Note 4 – Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standard Board (“FASB”) issued Statement Of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that the balance sheet valuation of goodwill and other intangible assets be evaluated for impairment at least annually.  Further, it requires that amortization of goodwill cease beginning with the Company’s Fiscal 2002.  The Company implemented SFAS No. 142 effective February 1, 2002 and, accordingly, net goodwill balances as of such date were tested for impairment by comparing the fair value of each reporting unit to its carrying value.  Fair value was determined using discounted estimated future cash flows and market multiples of earnings estimates.  Significant estimates used in the methodologies included estimates of future earnings, future growth rates, weighted average cost of capital and market valuation multiples for each reporting unit.  Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company recognized, as a cumulative effect of a change in accounting principle in the first quarter of Fiscal 2002, a charge of $3.7 million, or $0.13 per diluted share, net of tax benefit of $1.8 million.  This impairment charge primarily related to the Airline Products segment.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and can be reasonably estimated.  Such asset retirement costs are to be capitalized as part of the carrying value of the related long-lived asset and depreciated over the asset’s estimated useful life.  The Company has adopted SFAS No. 143 as of February 1, 2003.  Adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with plant closings or other exit or disposal activities when incurred.  Previous guidance required recognition of such costs as a liability as of the date an entity commits to an exit plan.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  Adoption of the new standard impacts the timing of liability recognition related to future exit or disposal activities, but will not have a material effect on the ultimate costs associated with such activities.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee.  FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligation under certain guarantees that it has issued.  The recognition provisions of FIN No. 45 do not apply to product warranties.  Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued after December 31, 2002.  Adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock options and other stock-based employee compensation.  As permitted under SFAS No. 123, the Company continues to use the intrinsic value method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based compensation programs.  Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of the Company’s common stock on the grant date.

The following pro forma data are calculated as if compensation expense for the Company’s stock option plans was determined based on the fair value at the grant date for awards under these plans, amortized to expense on a pro rata basis over the option vesting period, in accordance with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation:”

	Three Months Ended
(In thousands, except per share data)	May 3, 2003	May 4, 2002

Net earnings (loss):
As reported	$835	$117
Pro forma compensation expense, determined under fair value method, net of tax	(239)	(500)
Pro forma	$596	$(383)

Basic earnings (loss) per share:
As reported	$0.03	$—
Pro forma	0.02	(0.01)

Diluted earnings (loss) per share:
As reported	$0.03	$—
Pro forma	0.02	(0.01)

For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Note 5 - Commitments and Contingencies

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit.  As of May 3, 2003 and January 31, 2003, performance type letters of credit totaled approximately $6.1 million and $5.7 million, respectively.  In addition, the Company had contingent performance indemnities of approximately $6.7 million as of May 3, 2003 and January 31, 2003.

The Company has provided certain guarantees in support of its customers’ financing of purchases from the Company in the form of debt guarantees.  Pursuant to such guarantees, once the customer has satisfied its debt obligation to the lender, the Company’s guarantee is released.  Should a customer fail to meet its obligation to the lender, the lender could require the Company to satisfy such obligation, in which case the Company would have some legal recourse against the customer.  The amount of such guarantees is approximately $0.7 million and $0.9 million as of May 3, 2003 and January 31, 2003, respectively.

The Company leases certain facilities and equipment from third parties under operating lease arrangements of varying terms whose annual rentals are less than 1% of consolidated sales.

The Company’s government contract operations are subject to U.S. government investigations of business practices and cost classifications from which legal or administrative proceedings can result.  Based on government procurement regulations, under certain circumstances a contractor can be fined, as well as suspended or debarred from government contracting.  In that event, the Company would also be unable to sell equipment or services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation and similar government agencies during a suspension or debarment.

During Fiscal 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show.  The Company has been advised that the U.S. Customs Service and the Department of Justice are investigating potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems and firearms.  Such investigation could result in the filing of criminal, civil or administrative sanctions against the Company and/or individual employees and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. government or the benefit of federal assistance payments.

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

In a separate transaction on or about September 13, 2001, Diamond Offshore placed a purchase order with the Company for a marine riser for use on its Ocean Rover semi-submersible drilling rig. The Company was fulfilling this order, when, on August 19, 2002, Diamond amended its petition in the Baroness Litigation to seek a declaration that Diamond Offshore has no further contractual obligations to the Company under the Ocean Rover riser purchase order. On August 21, 2002, before being served with Diamond Offshore’s amended petition in the Baroness Litigation, the Company filed a separate lawsuit against Diamond Offshore seeking to recover damages, including attorneys’ fees (the “Rover Litigation”).  On August 30, 2002, the Court transferred the Rover Litigation to the 125th Judicial Court where the Baroness Litigation is pending.  The two cases have been consolidated into one lawsuit in the 125th Judicial Court.  The Company is vigorously prosecuting its claims against Diamond Offshore and defending the claims asserted against it by Diamond Offshore in this lawsuit.

It is presently impossible to determine the ultimate outcome of these matters or whether the resolution will have a material adverse effect on the Company’s financial statements, though the Company has recorded reserves that it believes are adequate for certain estimated legal fees associated with such matters as of the balance sheet date.

In 2001, the Company received from the United States Environmental Protection Agency (the “EPA”) a Request for Information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, for information pertaining to the R&H Oil Company Site in San Antonio, Texas (the “Site”).  Information provided to the Company by the EPA indicates that the Company may have sent waste oils to the Site for recycling in the late 1980s, and that such waste oils may potentially account for between one and two percent of the volume of total wastes received by the oil recycler at the Site.  Since the Company expects to receive a claim for cleanup and other costs related to this site, it has established additional reserves in Fiscal 2002, which it believes to be adequate at this time.  As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, changes in these and other factors may result in actual costs exceeding the current environmental reserves. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company’s consolidated financial position or liquidity.

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

Note 6 – Government Contracting

The U.S. government is one of the Company’s key customers. As such, decreased government spending or termination of significant government programs could adversely affect the Company’s business.  The Company’s Tactical Vehicle Systems segment depends largely on U.S. government expenditures.  In recent years, government contracts in this segment have accounted for substantial percentages of the Company’s annual revenues and operating income.  The Company is currently in the fifth production year of its second multi-year contract with the U.S. Department of the Army (“U.S. Army”) for production of the Family of Medium Tactical Vehicles (“FMTV”).  In the fourth quarter of Fiscal 2002, the U.S. Army exercised an option to award a sixth program year to the current contract, which begins in October 2003 and is expected to be completed by September 2004.  The funding of the FMTV contract is subject to the inherent uncertainties of Congressional appropriations.  As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the FMTV contract must be funded annually by the U.S. Army and may be terminated at any time for the convenience of the government.  If the FMTV contract is terminated, other than for the Company’s default (in which event there could be serious adverse consequences and claims against the Company), it provides for termination charges that will reimburse the Company for certain allowable costs but not necessarily for all costs incurred.

In April 2003, the U.S. Army awarded the Company the FMTV A1 Competitive Rebuy (“A1CR”) production contract.  The A1CR contract includes production of nearly 11,000 FMTV trucks and trailers over a five-year period, with an option for 12,000 additional vehicles.  Production under the A1CR contract is expected to begin in October 2004, after completion of the current FMTV contract.  The Company’s profit margins on the A1CR contract are expected to be lower than historical margin levels for the current FMTV contract.  However, the actual future margin levels on the A1CR contract cannot be predicted at this time and will be dependent upon a number of factors, including the Company’s ability to achieve efficiencies and other material and labor cost control measures, the actual quantities and variations of vehicles purchased by the U.S. Army under the contract, and other factors.

Long-term success in the Tactical Vehicle Systems segment is dependent on securing additional contracts while maintaining acceptable operating margins.  There can be no assurance that the Company will be successful in future bids and awards.

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

Note 7 - Discontinued Operations

During the fourth quarter of Fiscal 2001, the Company determined that the Petroleum Equipment segment’s blowout preventer and controls, valve and drilling riser business was not strategically aligned with the Company’s core competencies.  The Company announced its intention to sell this business and, consequently, these activities were reclassified for reporting purposes for all periods shown as discontinued operations.  These discontinued operations generated revenues of $0.4 million and $9.2 million and an operating loss of $1.2 million ($0.8 million, net of taxes) and $1.7 million ($1.1 million, net of taxes) in the first quarter of Fiscal 2003 and 2002, respectively.  When the transaction consummated on September 13, 2002, the Company sold certain assets and retained certain contracts and related assets as well as the receivables and certain liabilities of the business, including warranty responsibility for products sold before closing as well as warranty responsibility for retained contracts to be completed.  In some cases, the Company has agreements with customers on commitments to support its products, including retained warranties and contracts.

Note 8 – Inventories

Summarized below are the components of inventories by segment excluding discontinued operations, net of customer deposits:

(In thousands)	May 3, 2003	January 31, 2003

Tactical Vehicle Systems	$6,587	$7,444
Power Products	147,207	141,649
Engineered Products Division:
Distributed Energy Solutions	43,743	44,514
Petroleum Equipment	15,191	12,314
Utilities Equipment	9,827	10,018
Airline Products	27,961	28,468
Other Business Activities	20	9
	250,536	244,416
Excess of current cost over LIFO values	(43,481)	(42,785)
Total Inventories	$207,055	$201,631

The Company’s inventory classifications correspond to its reportable segments.  The Power Products segment’s inventory consists primarily of industrial equipment, equipment under modification, used equipment available for sale or rent and parts held in the Company’s distribution network for resale.  As a custom packager of power systems and other equipment to customer specifications, the Tactical Vehicle Systems, Distributed Energy Solutions, Petroleum Equipment, Utilities Equipment and Airline Products segments’ inventory consists of both work-in-process, which includes purchased and manufactured components in various stages of assembly, and on-hand parts and equipment to support service and future sales.

An actual valuation of inventory under the last-in-first-out (“LIFO”) method can be made only at the end of each fiscal year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Interim results are subject to the final year-end LIFO inventory valuation.

Note 9 – Earnings Per Share

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share as presented on the Consolidated Condensed Statements of Earnings.

	Three Months Ended
(In thousands, except per share data)	May 3, 2003	May 4, 2002
Numerator:
Earnings available to common shareholders
From continuing operations	$1,658	$4,896
From discontinued operations	(823)	(1,097)
From cumulative effect of change in accounting principle	—	(3,682)
Net earnings	$835	$117

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding	28,492	28,454
Effect of dilutive securities:
Employee and director stock options	151	313
Denominator for diluted earnings per share -
Adjusted weighted average shares outstanding	28,643	28,767

Basic earnings per share:
From continuing operations	$0.06	$0.17
From discontinued operations	(0.03)	(0.04)
From cumulative effect of change in accounting principle	—	(0.13)
Net earnings per share	$0.03	$0.00

Diluted earnings per share:
From continuing operations	$0.06	$0.17
From discontinued operations	(0.03)	(0.04)
From cumulative effect of change in accounting principle	—	(0.13)
Net earnings per share	$0.03	$0.00

Number of anti-dilutive stock options outstanding	1,435	1,375

Note 10 – Warranty Costs

Based on historical experience and contract terms, the Company provides for the estimated cost of product and service warranties at the time of sale or, in some cases, when specific warranty problems are identified.  Accrued warranty costs are adjusted periodically to reflect actual experience.  Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  Occasionally, a material warranty issue can arise that is beyond the Company’s historical experience.  The Company provides for any such warranty issues as they become known and estimable.

A summary of warranty activity for the first quarter of Fiscal 2003 follows (in thousands):

Accrued warranty costs at January 31, 2003	$6,073
Payments for completed warranty obligations	(2,511)
Warranty accrual for current period production	1,233
Accrued warranty costs at May 3, 2003	$4,795

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our Form 10-K and notes thereto for the fiscal year ended January 31, 2003.  The following discussion contains forward-looking statements.  In connection therewith, please see the Cautionary Statements contained in our Form 10-K and the heading labeled “Factors That May Affect Future Results” below, which identify important factors that could cause actual results to differ materially from those predicted or implied in the forward-looking statements.

Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2003” commenced on February 1, 2003 and ends on January 31, 2004.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.  The first quarter of Fiscal 2003 commenced on February 1, 2003 and ended on May 3, 2003, while the first quarter of Fiscal 2002 commenced on February 1, 2002 and ended on May 4, 2002.

RESULTS OF OPERATIONS

Sales for the first quarter 2003 declined by $9.9 million, or 3%, from the first quarter 2002.  This reduction in sales is the result of a $24.9 million decline in the Power Products segment and a $4.5 million decline in the Tactical Vehicle Systems segment.  These sales declines were partially offset by increases in all other major business segments.  Additional information regarding these changes is provided below in “Segment Data”.

Gross profit decreased $2.9 million, or 7%, to $40.9 million for the first quarter of Fiscal 2003 from $43.8 million for the first quarter of Fiscal 2002.  This decrease in gross profit was primarily attributable to the lower sales levels.  Gross profit margin decreased to 14.1% in the first quarter of Fiscal 2003, compared to 14.6% for the same period of Fiscal 2002.

Selling and administrative expenses remained relatively unchanged at $35.3 million in the first quarter of Fiscal 2003 compared to $35.4 million in the first quarter of Fiscal 2002.  Selling and administrative expenses in Fiscal 2003 included $1.7 million of costs associated with restructuring activities, primarily related to the consolidation of manufacturing operations in the Engineered Products Division and severance costs related to the elimination of certain positions in the Power Products and Corporate segments.  Of the $1.7 million of restructuring costs, approximately $0.7 million related to severance, of which $0.5 million was accrued as of May 3, 2003, and will be paid in future periods.  We expect to incur approximately $1.0 million to $1.5 million of additional restructuring expenses in Fiscal 2003 to complete to Engineered Products Division consolidation.  Excluding such costs related to restructuring activities, selling and administrative expense as a percentage of sales decreased to 11.6% in the first quarter of Fiscal 2003, compared to 11.8% in the first quarter of Fiscal 2002.

During the first quarter of Fiscal 2003, we decided to freeze the benefits earned under our defined benefit pension plan, our defined benefit supplemental executive retirement plan and our postretirement medical plan effective July 1, 2003.  These changes are expected to reduce pension and postretirement benefits expense by over $5.0 million in Fiscal 2003.  A one-time non-cash write-off of $2.4 million of previously unamortized prior service costs (pension curtailment expense) was required under accounting rules to reflect the pension plan changes.

Net interest expense declined to $0.7 million in the first quarter of Fiscal 2003 compared to $0.8 million for the corresponding period in Fiscal 2002, primarily as a result of increased interest income earned on higher cash investment balances.

Earnings from continuing operations before income taxes decreased to $2.3 million in the first quarter of Fiscal 2003 compared to $7.6 million for the first quarter of Fiscal 2002, primarily as a result of the lower gross profit and the pension curtailment expense incurred in the first quarter of Fiscal 2003.

The net income tax provision decreased to $0.7 million in the first quarter of Fiscal 2003 from $2.7 million for the same period in Fiscal 2002, primarily as a result of the lower pretax earnings.  The effective tax rate declined to 29.1% in the first quarter of Fiscal 2003 compared to 35.2% in the first quarter of Fiscal 2002, primarily as a result of certain state tax benefits and tax credits in Fiscal 2003 being a larger proportion of the pre-tax earnings than in Fiscal 2002.

Discontinued operations generated an after-tax loss of $0.8 million in the first quarter of Fiscal 2003 compared to a loss of $1.1 million in the first quarter of Fiscal 2002.  These losses primarily represent costs associated with retained contracts, warranty and legal claims and obligations associated with our discontinued blowout preventer and controls, valve and drilling riser business, which was sold during Fiscal 2002.

In the first quarter of Fiscal 2002, we recognized, as a cumulative effect of a change in accounting principle, a charge of $3.7 million net of tax, or $0.13 per diluted share, upon adoption of new accounting standards related to the valuation of goodwill and other intangible assets.

SEGMENT DATA

We analyze financial results in six business segments based on distinct product and customer types.  Three of these segments have been combined in 2003 into the Engineered Products Division.  This division includes the Petroleum Equipment, Distributed Energy Solutions and Utilities Equipment business segments.  The remaining three segments include:  Tactical Vehicle Systems, Power Products and Airline Products.  Businesses not otherwise classified are shown as Other Business Activities.  This classification includes the marketing services and transportation/logistics organizations, which provide services to both affiliated and unaffiliated customers. Intercompany sales have been eliminated.

The following table represents sales and operating profit (loss) by business segment (in thousands):

	Three Months Ended
	May 3, 2003	May 4, 2002
Sales
Tactical Vehicle Systems	$110,977	$115,461
Power Products	124,349	149,276
Engineered Products Division:
Petroleum Equipment	23,060	6,518
Distributed Energy Solutions	13,069	11,783
Utilities Equipment	2,588	1,584
Airline Products	14,244	12,717
Other Business Activities	1,484	2,331
Total Sales	$289,771	$299,670

	Three Months Ended
	May 3, 2003	May 4, 2002
Operating Profit (Loss)
Tactical Vehicle Systems	$17,784	$14,914
Power Products	(2,851)	3,275
Engineered Products Division:
Petroleum Equipment	608	(564)
Distributed Energy Solutions	(3,982)	(2,201)
Utilities Equipment	(892)	(919)
Airline Products	(1,992)	(2,214)
Other Business Activities	(521)	(47)
Total Operating Profit	8,154	12,244

Corporate expenses, net	(2,670)	(3,895)
Pension curtailment expense	(2,400)	—
Interest and investment income	500	338
Interest expense	(1,244)	(1,132)
Earnings from continuing operations before income taxes	$2,340	$7,555

Tactical Vehicle Systems

The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U.S. Army and others, recorded sales of $111.0 million in the first quarter of Fiscal 2003 compared to $115.5 million a year ago.  Although truck shipments were higher in the current quarter, sales were unfavorably impacted by a higher mix of lower priced option trucks, along with a decrease in service sales.  Operating profit for the quarter increased to $17.8 million, compared with $14.9 million in the first quarter of 2002.  This Operating Profit resulted in a 16.0% operating margin, compared with 12.9% in the prior year.  The increased operating profit is driven by increased productivity, a favorable product mix and lower costs associated with bid and proposal activities in the Fiscal 2003 period compared to the comparable period in Fiscal 2002.

In April 2003, the U.S. Army awarded us the FMTV A1 Competitive Rebuy (“A1CR”) production contract.  The A1CR contract includes production of nearly 11,000 FMTV trucks and trailers over a five-year period, with an option for 12,000 additional vehicles.

Production under the A1CR contract is expected to begin in October 2004, after completion of the current FMTV contract.  Our profit margins on the A1CR contract are expected to be lower than historical margin levels for the current FMTV contract.  However, the actual future margin levels on the A1CR contract cannot be predicted at this time and will be dependent upon a number of factors, including our ability to achieve efficiencies and other material and labor cost control measures, the actual quantities and variations of vehicles purchased by the U.S. Army under the contract, and other factors.

Power Products

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded first quarter Fiscal 2003 sales of $124.3 million, a 17% decrease from sales of $149.3 million in the same period of Fiscal 2002.  The decline in sales was primarily driven by lower equipment sales volume, which is partially attributable to overall weakness in the markets we serve.  Operating loss for the first quarter of Fiscal 2003 totaled $2.9 million compared to an operating profit of $3.3 million in the first quarter of Fiscal 2002.  The decrease in operating profit compared to the first quarter of last year was primarily driven by the lower sales volume.

The profitability of the Power Products segment is significantly impacted by the composition of sales between equipment, parts and service.  While first quarter sales in all categories have decreased from Fiscal 2002 reflecting the overall weakness in the economy, the mix of sales has improved from the fourth quarter of Fiscal 2002.  Parts and service sales have both increased from the fourth quarter, resulting in an improved sales mix and decline in operating loss.  In future periods, the general condition of the economy as well as the composition of sales within this segment will continue to have a significant impact on the operating profit.  In recent weeks, economic indicators in the key markets we serve, including U.S. rig count and truck tonnage indices, have improved.

Engineered Products

As indicated above, the Engineered Products Division was formed in 2003, consisting of the Petroleum Equipment, Distributed Energy Solutions and Utilities Equipment businesses.

The Petroleum Equipment segment manufactures equipment for the well servicing industry.  Sales in this segment totaled $23.1 million for the first quarter of Fiscal 2003, compared to $6.5 million in the same period of Fiscal 2002.  The increase in sales for this segment was attributable to execution of orders received in the second half of Fiscal 2002.  The order backlog at current quarter end was $62.8 million on the continued strength of international orders as well as some improvement in domestic orders.  This segment posted an operating profit for the first quarter of $0.6 million versus an operating loss of $0.6 million in the previous year.

The Distributed Energy Solutions segment recorded first quarter Fiscal 2003 sales of $13.1 million as compared to sales of $11.8 million in the same period of Fiscal 2002.  The increased sales figure was primarily attributable to an increase in sales volume.  This segment posted an operating loss of $4.0 million for the current quarter versus a $2.2 million loss in the same quarter of the previous year.  This decrease is primarily attributable to certain low margin contracts that were completed during the first quarter of Fiscal 2003 that allowed us to reduce equipment inventory in this segment.  Operating margins are expected to improve somewhat in this segment going forward.

The Utilities Equipment segment, which manufactures mobile railcar movers, snowblowers and off-road seismic vehicles, recorded sales of $2.6 million in the first quarter of Fiscal 2003 compared with $1.6 million in the first quarter of the prior year.  This segment posted an operating loss of $0.9 million in the first quarter of Fiscal 2003, comparable to the operating loss recorded in the first quarter of Fiscal 2002.  This segment was awarded a contract in December 2002 to provide off-road seismic vehicles for Input/Output, Inc.  Production under this contract began during the second quarter of Fiscal 2003.

Airline Products

The Airline Products segment, which manufactures airline ground support products, recorded sales of $14.2 million in the first quarter of Fiscal 2003, compared with $12.7 million in the same quarter of Fiscal 2002.  The operating loss for the first quarter of 2003 totaled $2.0 million as compared to an operating loss of $2.2 million in the first quarter of Fiscal 2002.  This segment continues to operate at sales levels below breakeven and the low levels of capital spending in the airline industry are expected to continue in the near term.  The order backlog at the end of the first quarter of Fiscal 2003 increased to $4.9 million, compared with the $1.0 million backlog at the end of Fiscal 2002.

UNFILLED ORDERS

Unfilled orders consist of written purchase orders and signed contracts.  These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions.  Purchase options are not included in unfilled orders until exercised.  Unfilled orders as of May 3, 2003 and January 31, 2003 were as follows:

	May 3, 2003	January 31, 2003
	(In millions)

Tactical Vehicle Systems	$650.1	$659.5
Power Products	39.9	38.7
Engineered Products Division
Petroleum Products	62.8	64.6
Distributed Energy Solutions	34.6	42.5
Utilities Equipment	4.2	0.7
Airline Products	4.9	1.0
	$796.5	$807.0

Unfilled orders of the Tactical Vehicle Systems segment consist principally of production authorized and appropriated by the U.S. Congress under contracts awarded by the U.S. Army Tank-Automotive and Armament Command (“TACOM”) to manufacture medium tactical vehicles and trailers.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of cash liquidity include cash and cash equivalents, cash from operations, amounts available under credit facilities and other external sources of funds.  We believe that these sources are sufficient to fund the current requirements of working capital, capital expenditures, dividends and other financial commitments.

We have a $150 million unsecured revolving credit facility, which matures on January 31, 2004.  No borrowings were outstanding under the facility at any time during Fiscal 2003 or Fiscal 2002.  The revolving credit facility has a $25 million sub facility, which may be used for letters of credit.  Approximately $7.9 million in letters of credit under the revolving credit facility were outstanding at May 3, 2003.  Pursuant to covenant limitations of the revolving credit facility, approximately $97 million was available for borrowing at May 31, 2003.  A commitment fee ranging from 20 to 50 basis points is paid on the daily average unused balance based on our leverage ratio.  Borrowings outstanding would bear interest at several options, including LIBOR plus 75 to 175 basis points based on our leverage ratio, the prime rate, or a competitive bid among the banks.  Based on the first option (LIBOR plus 75 to 175 basis points based on our leverage ratio), the borrowing rate would have been approximately 2.32% as of May 3, 2003.  We intend to negotiate an extension of the revolving credit facility on similar terms and conditions prior to its expiration in January 2004.  There can be no assurance that we will be able to successfully negotiate such an extension or, if we do, that such extension will include similar terms and conditions, rates of interest and covenants.  Although no borrowings are currently outstanding under the revolving credit facility, failure to negotiate a new facility on terms acceptable to us could restrict our future ability to make acquisitions and fund working capital, capital expenditures, common stock dividends or other financial obligations.

During the first quarter of Fiscal 2003, we entered into separate letter of credit facilities with financial institutions totaling $7.5 million, to allow us to issue letters of credit that extend beyond January 31, 2004 as necessary.  When and if the revolving credit facility is extended, these additional facilities will likely be unnecessary.  No letters of credit under these facilities were outstanding as of May 3, 2003.

In addition, we have $55 million in senior notes outstanding as of May 3, 2003.  The senior notes are unsecured and were issued pursuant to an agreement containing a covenant, which imposes a debt to total capitalization requirement.  Of this $55 million amount, $30 million was due and paid on May 30, 2003 using available cash on hand.  The remaining $25 million is due and payable in May 2006.

The revolving credit facility and the senior notes mentioned above were issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, sales of assets, rentals and other items.  Additional covenants in the revolving credit facility require us to maintain a minimum tangible net worth and interest coverage.  Since these requirements are calculated from earnings and cash flow, our ability to declare and pay dividends could be restricted indirectly.  Based on our financial condition as of May 3, 2003, the restrictions imposed by our debt instruments do not currently restrict our ability to declare and pay dividends at historical levels.

In addition, our international subsidiaries had foreign currency bank notes payable totaling $2.5 million and $1.5 million at May 3, 2003 and January 31, 2003, respectively.  Such notes payable consist of renewable, secured loans for the purpose of financing our South American operations.  These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by letters of credit issued by us and principally bear market-based variable rates of interest.  We use foreign denominated debt to offset the impact of foreign currency exchange rate fluctuations on our South American operations.

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

As of May 3, 2003, we had net working capital of $304.9 million, compared to $302.2 million at January 31, 2003.  Total current assets at May 3, 2003 were $515.5 million, including $115.8 million of cash and cash equivalents.  Total current liabilities at May 3, 2003 were $210.5 million, including $32.8 million of current debt obligations and $64.2 million of billings in excess of costs incurred on uncompleted contracts.

Net cash provided by continuing operations during the first quarter of Fiscal 2003 was $9.6 million, primarily driven by net earnings adjusted for non-cash expenses, along with $2.4 million of reductions in working capital accounts.  In the first quarter of Fiscal 2002, net cash used in continuing operations was $0.3 million, as cash provided by net earnings adjusted for non-cash expenses was offset by timing of accounts payable payments.

Investing activities used $3.7 million of cash in the first quarter of Fiscal 2003, compared to $9.5 million in the first quarter of Fiscal 2002.  The decline is the result of lower capital expenditures in Fiscal 2003 as the first quarter of Fiscal 2002 included significant investment in a fabrication facility at the Tactical Vehicle Systems plant in Sealy, Texas.

Financing activities, which primarily include common stock dividend payments and net borrowings under short-term credit facilities, used $1.3 million in the first quarter of 2003, compared to $2.1 million in the prior year.  The reduction in cash usage is the result of additional borrowings in our international subsidiaries.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Statements

This filing contains forward-looking statements that are based on management’s current expectations, estimates, and projections. These statements are not guarantees of future performance and involve a number of risks, uncertainties, and assumptions and are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Many factors, including those discussed more fully elsewhere in this release and in the Company’s filings with the Securities and Exchange Commission, particularly its latest annual report on Form 10-K, as well as others, could cause results to differ materially from those stated.  Specific important factors that could cause actual results, performance, or achievements to differ materially from such forward-looking statements include risk of competition, risks relating to technology, risks of general economic conditions, risks of oil and gas industry economic conditions, risks of airline industry economic conditions, risks as to terrorist attacks on the U.S. and their impact on the U.S. economy, risks relating to personnel, risks of dependence on government and failure to obtain new government contracts, inherent risks of government contracts, risks of claims and litigation, risks of product defects, risks as to foreign sales and global trade matters, risks as to cost controls, risks as to information technology, risks as to acquisitions, risks as to currency fluctuations, risks as to environmental and safety matters, risks as to distributorships, risks as to licenses, and credit risks, all as more specifically outlined in the Company’s latest annual report on Form 10-K.  In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, inflation and currency exchange rates and other future factors.  Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2003 and have not materially changed since that report was filed, except as disclosed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company has evaluated the effectiveness of its disclosure controls and procedures within the 90 days prior to the filing of this report with the supervision and the participation of the Company’s Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)          The following exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K.

None

(b)         Form 8-K Report Date – February 18, 2003 (Stewart & Stevenson Announces Preliminary Fiscal Fourth Quarter and Year End

Results)

Items Reported -  Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

Form 8-K Report Date – March 18, 2003 (Stewart & Stevenson Announces Fiscal 2002 Fourth Quarter Earnings Release and Conference Call Schedule)

Items Reported -  Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

Form 8-K Report Date – March 26, 2003 (Stewart & Stevenson Services Reports Fiscal 2002 Fourth Quarter and Fiscal Year Results)

Items Reported -  Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

Form 8-K Report Date – March 27, 2003 (Stewart & Stevenson Services Receives Notification of Delay in Award for Multiyear Contract)

Items Reported -  Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

Form 8-K Report Date – April 9, 2003 (Stewart & Stevenson Presentation to Investors)

Items Reported -  Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

Form 8-K Report Date – April 10, 2003 (Stewart & Stevenson Announces Filing Date for Form 10-K and Revision to Unaudited Fourth Quarter and Fiscal Year Results)

Items Reported -  Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

Form 8-K Report Date – April 17, 2003 (Stewart & Stevenson Wins FMTV A1 Competitive Rebuy Contract)

Items Reported -  Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of June 2003.

STEWART & STEVENSON SERVICES, INC.

By:	/s/ Michael L. Grimes
Michael L. Grimes
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John B. Simmons
John B. Simmons
Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ L. Scott Biar
L. Scott Biar
Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number and Description:   None

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13 , 2003

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