Form 10-Q
period 2003-08-02
STEWART & STEVENSON SERVICES INC
filed 2003-09-04
CIK 94328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Without Par Value	28,572,414 Shares
(Class)	(Outstanding at August 15, 2003)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”):

Consolidated Condensed Balance Sheets – August 2, 2003 and January 31, 2003.

Consolidated Condensed Statements of Earnings – Three and Six Months Ended August 2, 2003 and August 3, 2002.

Consolidated Condensed Statements of Cash Flows – Three and Six Months Ended August 2, 2003 and August 3, 2002.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	August 2, 2003	January 31, 2003
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$80,442	$107,994
Accounts and notes receivable, net	151,285	151,839
Recoverable costs and accrued profits not yet billed	44,489	11,668
Inventories	237,660	244,416
Excess of current cost over LIFO values	(43,401)	(42,785)
Deferred income tax asset	16,004	16,126
Other current assets	8,423	3,967
Total assets of discontinued operations	8,861	14,404
Total Current Assets	503,763	507,629

Property, Plant and Equipment, net	118,781	118,964
Deferred Income Tax Asset	13,572	11,754
Intangibles and Other Assets, net	15,197	14,288
Total Assets	$651,313	$652,635

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$2,546	$1,454
Current portion of long-term debt	250	30,250
Accounts payable	74,121	60,159
Accrued payrolls and incentives	14,773	17,408
Billings in excess of incurred costs	71,611	62,568
Other current liabilities	34,412	29,537
Total liabilities of discontinued operations	3,021	4,092
Total Current Liabilities	200,734	205,468

Long-Term Debt, net	26,531	26,531
Accrued Postretirement Benefits and Pension	57,972	54,681
Other Long-Term Liabilities	4,042	3,947
Total Liabilities	289,279	290,627
Shareholders’ Equity:
Common stock, without par value, 100,000,000 shares authorized; 28,564,414 and 28,490,849 shares issued, respectively	56,085	54,843
Accumulated other comprehensive loss	(21,980)	(21,703)
Retained earnings	327,929	328,868
Total Shareholders’ Equity	362,034	362,008
Total Liabilities and Shareholders’ Equity	$651,313	$652,635

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
	(Unaudited)		(Unaudited)

Sales	$312,851	$285,035	$602,623	$584,705
Cost of sales	272,190	243,158	521,082	499,076

Gross profit	40,661	41,877	81,541	85,629

Selling and administrative expenses	36,515	35,063	71,824	70,487
Pension curtailment expense	—	—	2,400	—
Interest expense	693	837	1,936	1,969
Interest and investment income	(559)	(374)	(1,059)	(712)
Other income, net	(564)	(492)	(476)	(513)
	36,085	35,034	74,625	71,231

Earnings from continuing operations before income taxes	4,576	6,843	6,916	14,398
Income tax provision	1,348	2,236	2,029	4,895
Net earnings from continuing operations before cumulative effect of change in accounting principle	3,228	4,607	4,887	9,503
Loss from discontinued operations, net of tax of $(284), $(2,649), $(710) and $(3,248)	(158)	(5,503)	(982)	(6,600)
Loss from disposal of discontinued operations, net of tax of $(2,705)	—	(5,551)	—	(5,551)
Cumulative effect of change in accounting principle, net of tax of $(1,798)	—	—	—	(3,682)
Net earnings (loss)	$3,070	$(6,447)	$3,905	$(6,330)

Weighted average shares outstanding:
Basic	28,522	28,483	28,507	28,469
Diluted	28,967	28,754	28,804	28,761

Earnings (loss) per share:
Basic:
Continuing operations before cumulative effect	$0.11	$0.16	$0.17	$0.33
Loss from discontinued operations, net	—	(0.39)	(0.03)	(0.43)
Cumulative effect of change in accounting principle	—	—	—	(0.13)
Net earnings (loss) per share	$0.11	$(0.23)	$0.14	$(0.22)

Diluted:
Continuing operations before cumulative effect	$0.11	$0.16	$0.17	$0.33
Loss from discontinued operations, net	—	(0.38)	(0.03)	(0.42)
Cumulative effect of change in accounting principle	—	—	—	(0.13)
Net earnings (loss) per share	$0.11	$(0.22)	$0.14	$(0.22)

Cash dividends per share	$0.085	$0.085	$0.170	$0.170

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
	(Unaudited)		(Unaudited)
Operating Activities
Net earnings (loss)	$3,070	$(6,447)	$3,905	$(6,330)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net loss from discontinued operations	158	11,054	982	12,151
Cumulative effect of change in accounting principle	—	—	—	3,682
Depreciation and amortization	5,679	5,575	11,221	10,427
Change in operating assets and liabilities net of the effect of acquisitions and discontinued operations:
Accounts and notes receivable, net	(3,887)	23,727	697	21,379
Recoverable costs and accrued profits not yet billed	(29,187)	(3,787)	(32,821)	(4,768)
Inventories	12,796	(7,545)	7,373	(12,698)
Other current and noncurrent assets	(5,245)	(3,165)	(6,879)	8,699
Accounts payable	16,988	2,610	13,962	(23,015)
Accrued payrolls and incentives	(4,806)	(3,420)	(2,289)	(4,229)
Billings in excess of incurred costs	7,413	23,209	9,043	28,113
Other current liabilities	1,465	1,117	4,944	8,491
Accrued postretirement benefits and pension	(539)	1,114	3,283	2,019
Other long-term liabilities	(290)	(553)	(241)	(749)
Net Cash Provided By Continuing Operations	3,615	43,489	13,180	43,172
Net Cash Provided By (Used In) Discontinued Operations	212	(2,372)	3,490	(4,583)
Net Cash Provided By Operating Activities	3,827	41,117	16,670	38,589

Investing Activities
Expenditures for property, plant and equipment	(7,855)	(6,807)	(11,552)	(16,802)
Acquisition of businesses	—	—	(409)	—
Disposal of property, plant and equipment, net	202	804	596	1,349
Net Cash Used In Investing Activities	(7,653)	(6,003)	(11,365)	(15,453)

Financing Activities
Change in short-term notes payable	20	(985)	1,092	(1,033)
Payments on long-term borrowings	(30,000)	—	(30,000)	—
Dividends paid	(2,423)	(2,417)	(4,845)	(4,835)
Proceeds from exercise of stock options	855	311	896	635
Net Cash Used In Financing Activities	(31,548)	(3,091)	(32,857)	(5,233)

Increase (decrease) in cash and cash equivalents	(35,374)	32,023	(27,552)	17,903
Cash and cash equivalents, beginning of period	115,816	67,318	107,994	81,438
Cash and cash equivalents, end of period	$80,442	$99,341	$80,442	$99,341

Cash Paid For:
Interest	$2,257	$2,185	$2,425	$2,534
Income taxes (excluding refunds)	2,907	2,991	3,010	3,463

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying consolidated condensed financial statements of Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.  The results of operations for the three and six months ended August 2, 2003 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2004.

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

Note 2 – Comprehensive Income

Total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net earnings (loss)	$3,070	$(6,447)	$3,905	$(6,330)
Unrealized gain (loss) on forward contracts, net of tax	(132)	397	(98)	284
Currency translation gain (loss), net of tax	(287)	(1,239)	(178)	(1,472)
Comprehensive income (loss)	$2,651	$(7,289)	$3,629	$(7,518)

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

The corresponding segment information for Fiscal 2002 has been restated to conform to the new business segment presentation.  Intercompany sales have been eliminated in all periods presented.

Financial information relating to industry segments with a reconciliation to earnings from continuing operations before income taxes is as follows (in thousands except percentages):

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Sales
Tactical Vehicle Systems	$108,365	$105,405	$219,342	$220,866
Power Products	126,825	133,522	251,175	282,798
Engineered Products:
Petroleum Equipment	34,779	8,792	57,839	15,310
Distributed Energy Solutions	20,033	17,832	33,102	29,615
Utilities Equipment	3,436	1,803	6,024	3,387
Airline Products	18,352	15,353	32,596	28,070
Other Business Activities	1,061	2,328	2,545	4,659
Total Sales	$312,851	$285,035	$602,623	$584,705

Operating Profit (Loss)
Tactical Vehicle Systems	$17,283	$15,577	$35,066	$30,491
Power Products	(5,196)	332	(8,047)	3,607
Engineered Products:
Petroleum Equipment	1,625	(1,527)	2,233	(2,091)
Distributed Energy Solutions	(2,990)	(2,052)	(6,972)	(4,253)
Utilities Equipment	(923)	(569)	(1,815)	(1,488)
Airline Products	(712)	(993)	(2,704)	(3,207)
Other Business Activities	(527)	221	(1,048)	174
Total Operating Profit	8,560	10,989	16,713	23,233

Corporate expenses, net	(3,850)	(3,683)	(6,520)	(7,578)
Pension curtailment expense	—	—	(2,400)	—
Interest and investment income	559	374	1,059	712
Interest expense	(693)	(837)	(1,936)	(1,969)
Earnings from continuing operations before income taxes	$4,576	$6,843	$6,916	$14,398

Operating Profit (Loss) Percentage
Tactical Vehicle Systems	15.9%	14.8%	16.0%	13.8%
Power Products	(4.1)	0.2	(3.2)	1.3
Engineered Products:
Petroleum Equipment	4.7	(17.4)	3.9	(13.7)
Distributed Energy Solutions	(14.9)	(11.5)	(21.1)	(14.4)
Utilities Equipment	(26.9)	(31.6)	(30.1)	(43.9)
Airline Products	(3.9)	(6.5)	(8.3)	(11.4)
Other Business Activities	(49.7)	9.5	(41.2)	3.7
Consolidated	2.7%	3.9%	2.8%	4.0%

Selling and administrative expenses in Fiscal 2003 include costs associated with restructuring activities, primarily related to the consolidation of manufacturing operations in the Engineered Products Division and severance and other costs related to the elimination of certain positions in the Power Products and Corporate segments.  A summary of restructuring costs incurred for the three and six months ended August 2, 2003 follows (in thousands):

	Three Months Ended August 2, 2003	Six Months Ended August 2, 2003
Power Products	$—	$282
Engineered Products:
Petroleum Equipment	194	367
Distributed Energy Solutions	442	967
Utilities Equipment	289	548
Corporate	1,325	1,737
Total restructuring costs incurred	$2,250	$3,901
Severance costs included in restructuring	$1,300	$2,000

As of August 2, 2003, $1.8 million of restructuring costs were accrued and expected to be paid in future periods.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity.  FIN No. 46 applies to variable interest entities created after January 31, 2003, and is effective for interim periods beginning after June 15, 2003 for existing variable interest entities.  As the Company has no material exposures to special purpose entities or other off-balance sheet arrangements, the adoption of FIN No. 46 is not expected to have a material effect on the Company’s consolidated financial statements.

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

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net earnings (loss):
As reported	$3,070	$(6,447)	$3,905	$(6,330)
Pro forma compensation expense, determined under fair value method, net of tax	(443)	(503)	(682)	(1,003)
Pro forma	$2,627	$(6,950)	$3,223	$(7,333)

Basic earnings (loss) per share:
As reported	$0.11	$(0.23)	$0.14	$(0.22)
Pro forma	0.09	(0.24)	0.11	(0.26)

Diluted earnings (loss) per share:
As reported	$0.11	$(0.22)	$0.14	$(0.22)
Pro forma	0.09	(0.24)	0.11	(0.25)

For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Note 5 - Commitments and Contingencies

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit.  As of August 2, 2003 and January 31, 2003, performance type letters of credit totaled approximately $9.4 million and $5.7 million, respectively.  In addition, the Company had contingent performance indemnities of approximately $6.7 million as of August 2, 2003 and January 31, 2003.

The Company has provided certain guarantees in support of its customers’ financing of purchases from the Company in the form of debt guarantees.  Pursuant to such guarantees, once the customer has satisfied its debt obligation to the lender, the Company’s guarantee is released.  Should a customer fail to meet its obligation to the lender, the lender could require the Company to satisfy such obligation, in which case the Company would have some legal recourse against the customer.  The amount of such guarantees is approximately $0.6 million and $0.9 million as of August 2, 2003 and January 31, 2003, respectively.

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

The Company is a defendant in a suit brought under the qui tam provision of the False Claims Act, United States of America, ex rel.  Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems.  The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000.  The case is set for trial in

January 2004.  The Company believes the claims in the suit are without merit and is vigorously defending the suit.  Nevertheless, an unexpected outcome in the suit could have a material adverse impact on the Company’s results of operations, consolidated financial position and liquidity.

The Company is a defendant in a suit brought by several subsidiaries of Diamond Offshore Drilling, Inc. (collectively, “Diamond Offshore”) on May 30, 2002, arising out of claims relating to a marine riser manufactured by the Company and purchased by Diamond Offshore for use on its Ocean Baroness semi-submersible drilling rig, Cause No. 2002-27831; Diamond Offshore International Corporation, Diamond Offshore Company, Diamond Offshore Services Company, Diamond Offshore (USA), Inc., Diamond Offshore International Limited, and Diamond Offshore Drilling, Ltd. v. Stewart & Stevenson Services, Inc.; in the District Court of Harris County, Texas 125th Judicial District Court (the “Baroness Litigation”).  The suit was filed following a separation of the marine riser during deep water drilling operations and seeks to recover damages that are not specified in the complaint.

In a separate transaction on or about September 13, 2001, Diamond Offshore contracted with the Company for a marine riser for use on its Ocean Rover semi-submersible drilling rig.  The Company was fulfilling this contract, when, on August 19, 2002, Diamond offshore amended its petition in the Baroness Litigation to seek a declaration that Diamond Offshore has no further contractual obligations to the Company.  On August 21, 2002, before being served with Diamond Offshore’s amended petition in the Baroness Litigation, the Company filed a separate lawsuit against Diamond Offshore seeking to recover damages, including attorneys’ fees (the “Rover Litigation”).  On August 30, 2002, the Court transferred the Rover Litigation to the 125th Judicial Court where the Baroness Litigation is pending.  The two cases have been consolidated into one lawsuit in the 125th Judicial Court.  The Company is vigorously prosecuting its claims against Diamond Offshore and defending the claims asserted against it by Diamond Offshore in this lawsuit.

It is presently impossible to determine the ultimate outcome of these matters or whether the resolution will have a material adverse effect on the Company’s results of operations, consolidated financial position or liquidity, though the Company has recorded reserves that it believes are adequate for certain estimated legal fees associated with such matters as of the balance sheet date.

In 2001, the Company received from the United States Environmental Protection Agency (the “EPA”) a Request for Information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, for information pertaining to the R&H Oil Company Site in San Antonio, Texas (the “Site”).  Information provided to the Company by the EPA indicates that the Company may have sent waste oils to the Site for recycling in the late 1980s, and that such waste oils may potentially account for between one and two percent of the volume of total wastes received by the oil recycler at the Site.  Since the Company expects to receive a claim for cleanup and other costs related to this site, it has established additional reserves in Fiscal 2002, which it believes to be adequate at this time.  As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, changes in these and other factors may result in actual costs exceeding the current environmental reserves. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company’s results of operations, consolidated financial position or liquidity.

From time to time, the Company is subject to various environmental remediation requirements at certain of its facilities.  The Company believes that the exposure associated with such requirements will not have a material adverse impact on the Company’s results of operations, consolidated financial position or liquidity.

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

Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules.  Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time.  The Company’s ultimate profitability on such contracts may depend on the eventual outcome of an equitable settlement of contractual issues with the U.S. government.

Note 7 - Discontinued Operations

During the fourth quarter of Fiscal 2001, the Company determined that the Petroleum Equipment segment’s blowout preventer and controls, valve and drilling riser business was not strategically aligned with the Company’s core competencies.  The Company announced its intention to sell this business and, consequently, these activities were reclassified for reporting purposes for all periods shown as discontinued operations.  These discontinued operations generated the following sales and operating losses in the three- and six-month periods ended August 2, 2003 and August 3, 2002:

	Three Months Ended		Six Months Ended
(In thousands)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Sales	942	5,248	1,380	15,183
Operating loss	(442)	(8,152)	(1,692)	(9,848)
Operating loss, net of taxes	(158)	(5,503)	(982)	(6,600)

Additionally, the Company recognized a loss from the disposal of such discontinued operations in the second quarter of Fiscal 2002 of $8.3 million ($5.6 million, net of tax).

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

Note 8 – Inventories

Summarized below are the components of inventories by segment excluding discontinued operations, net of customer deposits:

(In thousands)	August 2, 2003	January 31, 2003

Tactical Vehicle Systems	$6,631	$7,444
Power Products	150,055	141,649
Engineered Products Division:
Distributed Energy Solutions	35,871	44,514
Petroleum Equipment	6,754	12,314
Utilities Equipment	12,375	10,018
Airline Products	25,951	28,468
Other Business Activities	23	9
	237,660	244,416
Excess of current cost over LIFO values	(43,401)	(42,785)
Total Inventories	$194,259	$201,631

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

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Numerator:
Earnings available to common shareholders
From continuing operations	$3,228	$4,607	$4,887	$9,503
From discontinued operations	(158)	(11,054)	(982)	(12,151)
From cumulative effect of change in accounting principle	—	—	—	(3,682)
Net earnings (loss)	$3,070	$(6,447)	$3,905	$(6,330)

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding	28,522	28,483	28,507	28,469
Effect of dilutive securities:
Employee and director stock options	445	271	297	292
Denominator for diluted earnings per share -
Adjusted weighted average shares outstanding	28,967	28,754	28,804	28,761

Basic earnings (loss) per share:
From continuing operations	$0.11	$0.16	$0.17	$0.33
From discontinued operations	—	(0.39)	(0.03)	(0.43)
From cumulative effect of change in accounting principle	—	—	—	(0.13)
Net earnings (loss) per share	$0.11	$(0.23)	$0.14	$(0.22)

Diluted earnings (loss) per share:
From continuing operations	$0.11	$0.16	$0.17	$0.33
From discontinued operations	—	(0.38)	(0.03)	(0.42)
From cumulative effect of change in accounting principle	—	—	—	(0.13)
Net earnings (loss) per share	$0.11	$(0.22)	$0.14	$(0.22)

Number of shares under anti-dilutive stock options outstanding	1,255	1,396	1,255	1,361

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

A summary of warranty activity for the three and six months ended August 2, 2003 follows (in thousands):

	Three Months Ended August 2, 2003	Six Months Ended August 2, 2003
Accrued warranty costs - Beginning of period	$4,795	$6,073
Payments for completed warranty obligations	(1,401)	(3,912)
Warranty accrual for current period production	1,683	2,916
Adjustments to warranty accrual	280	280
Accrued warranty costs - End of period	$5,357	$5,357

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

Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2003” commenced on February 1, 2003 and ends on January 31, 2004.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.  The second quarter of Fiscal 2003 commenced on May 4, 2003 and ended on August 2, 2003, and the second quarter of Fiscal 2002 commenced on May 5, 2002 and ended on August 3, 2002.

RESULTS OF OPERATIONS

Sales for the second quarter of Fiscal 2003 increased $27.8 million, or 10%, from the second quarter of Fiscal 2002.  This increase in sales was driven largely by higher sales in the Petroleum Equipment segment.  For the first half of Fiscal 2003, sales increased $17.9 million, or 3%, from the first half of 2002.  This increase is also attributable to the higher sales in the Petroleum Equipment segment, as well as increased sales in the Airline Products, Distributed Energy Solutions, and Utilities Equipment segments.  The sales increases in these segments in the first half of the year were partially offset by a decrease in Power Products segment sales.

Gross profit decreased $1.2 million to $40.7 million in the second quarter of Fiscal 2003 from the second quarter of Fiscal 2002, and decreased $4.1 million to $81.5 million in the first half of Fiscal 2003 from the first half of Fiscal 2002.  Gross profit margin decreased to 13.5% in the first half of Fiscal 2003 compared to 14.6% for the same period of 2002.  The decline in gross profit margin for the second quarter and first half of Fiscal 2003 are primarily attributable to the change in segment sales mix, as margin rates in the segments experiencing the largest sales increases are generally lower than the company average.  Additionally, in comparing Fiscal 2003 year-to-date results to Fiscal 2002, gross profit margins have deteriorated within the Power Products segment, primarily as a result of lower sales volume.

Selling and administrative expenses increased by $1.5 million, or 4.1%, to $36.5 million in the second quarter of Fiscal 2003 from the second quarter of Fiscal 2002, and increased by $1.3 million, or 1.9%, to $71.8 million in the first half of Fiscal 2003 from the first half of Fiscal 2002.  Selling and administrative expenses in Fiscal 2003 include costs associated with restructuring activities, primarily related to the consolidation of manufacturing operations in the Engineered Products Division and severance and other costs related to the elimination of certain positions in the Power Products and Corporate segments.  A summary of restructuring costs incurred for the three and six months ended August 2, 2003 follows (in thousands):

	Three Months Ended August 2, 2003	Six Months Ended August 2, 2003
Total restructuring costs incurred	$2,250	$3,901
Severance costs included in restructuring	1,300	2,000

As of August 2, 2003, $1.8 million of restructuring costs were accrued and expected to be paid in future periods.  In addition, we expect to incur $0.5 million to $1.0 million of additional restructuring expenses in Fiscal 2003 to complete the Engineering Products Division consolidation.  Excluding costs related to restructuring activities, selling and administrative expenses as a percentage of sales declined to 11.3% for the six months ended August 2, 2003, compared to 12.1% for the corresponding period of Fiscal 2002.  This improvement is primarily attributable to expense reductions resulting from changes to our defined benefit plans and other cost reduction efforts.

During the first quarter of Fiscal 2003, we decided to freeze the benefits earned under our defined benefit pension plan, defined benefit supplemental executive retirement plan and our postretirement medical plan effective July 1, 2003.  These changes are expected to reduce pension and postretirement benefits expense by over $5.0 million in Fiscal 2003.  The first quarter 2003 operating results included a one-time non-cash write-off of $2.4 million of previously unamortized prior service costs (pension curtailment expense).

Compared to the corresponding periods of Fiscal 2002, net interest expense decreased $0.4 million to $0.1 million in the second quarter of Fiscal 2003 and by $0.3 million to $0.9 million in the first half of Fiscal 2003.  The decrease in interest expense is primarily attributable to the payment of $30.0 million on long-term borrowings in May 2003.  Additionally, the second quarter of Fiscal 2003 included $0.3 million of interest income resulting from the completion of a federal income tax audit of certain prior years.

The net income tax provision decreased in the Fiscal 2003 periods compared to the corresponding periods in Fiscal 2002 as a result of the lower current year earnings.  The effective tax rate was 29.3% in the first half of Fiscal 2003 compared to 34.0% for the corresponding period in 2002.  The decline in effective tax rate is primarily a result of certain state tax benefits and tax credits in Fiscal 2003 being a larger proportion of the pre-tax earnings than in Fiscal 2002.

Discontinued operations generated an after-tax loss of $0.2 million in the second quarter of Fiscal 2003 and $1.0 million in the first half of Fiscal 2003, compared to $5.5 million and $6.6 million in the corresponding periods in Fiscal 2002, respectively.  These losses primarily represent costs associated with retained contracts, warranty and legal claims and obligations associated with our discontinued blowout preventer and controls, valve and drilling riser business, which was sold during Fiscal 2002.  In addition, in the second quarter of Fiscal 2002, we recognized a loss from disposal of this business of $5.6 million, net of tax, resulting from the sale of these operations.

In the first quarter of Fiscal 2002, we recognized, as a cumulative effect of a change in accounting principle, a charge of $3.7 million net of tax, or $0.13 per diluted share, upon adoption of new accounting standards related to the valuation of goodwill and other intangible assets.

SEGMENT DATA

We report financial results in six business segments based on distinct product and customer types.  Three of these segments have been combined in Fiscal 2003 into the Engineered Products Division.  This division includes the Petroleum Equipment, Distributed Energy Solutions and Utilities Equipment business segments.  The remaining three segments include Tactical Vehicle Systems, Power Products and Airline Products.  Businesses not otherwise classified are shown as Other Business Activities.  This classification includes the marketing services and transportation/logistics organizations, which provide services to both affiliated and unaffiliated customers.  Intercompany sales have been eliminated.

The following table represents sales and operating profit (loss) by business segment (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Sales
Tactical Vehicle Systems	$108,365	$105,405	$219,342	$220,866
Power Products	126,825	133,522	251,175	282,798
Engineered Products Division:
Petroleum Equipment	34,779	8,792	57,839	15,310
Distributed Energy Solutions	20,033	17,832	33,102	29,615
Utilities Equipment	3,436	1,803	6,024	3,387
Airline Products	18,352	15,353	32,596	28,070
Other Business Activities	1,061	2,328	2,545	4,659
Total Sales	$312,851	$285,035	$602,623	$584,705

Operating Profit (Loss)
Tactical Vehicle Systems	$17,283	$15,577	$35,066	$30,491
Power Products	(5,196)	332	(8,047)	3,607
Engineered Products Division:
Petroleum Equipment	1,625	(1,527)	2,233	(2,091)
Distributed Energy Solutions	(2,990)	(2,052)	(6,972)	(4,253)
Utilities Equipment	(923)	(569)	(1,815)	(1,488)
Airline Products	(712)	(993)	(2,704)	(3,207)
Other Business Activities	(527)	221	(1,048)	174
Total Operating Profit	8,560	10,989	16,713	23,233

Corporate expenses, net	(3,850)	(3,683)	(6,520)	(7,578)
Pension curtailment expense	—	—	(2,400)	—
Interest and investment income	559	374	1,059	712
Interest expense	(693)	(837)	(1,936)	(1,969)
Earnings from continuing operations before income taxes	$4,576	$6,843	$6,916	$14,398

Tactical Vehicle Systems

The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U.S. Army and others, recorded sales of $108.4 million in the second quarter of Fiscal 2003 compared to $105.4 million a year ago.  The increase in sales was due to higher truck volumes while the level of service and other revenue was relatively unchanged.  For the first half, segment sales were $219.3 million in Fiscal 2003, down slightly from $220.9 million in Fiscal 2002.  The segment delivered 1,275 trucks and 258 trailers in the first six months of Fiscal 2003, compared to 1,177 trucks and 262 trailers in the first six months of Fiscal 2002.  By comparison, the Fiscal 2003 quantities included a lower proportion of large vehicles, which have higher unit sales prices.  Operating profit for the second quarter of Fiscal 2003 increased to $17.3 million (15.9% operating margin) from $15.6 million (14.8% operating margin) in the second quarter of Fiscal 2002.  For the first half of Fiscal 2003, operating profit increased to $35.1 million (16.0% operating margin) from $30.5 million in Fiscal 2002 (13.8% operating margin).  The increased operating profit for the second quarter and the first half of Fiscal 2003 is driven by increased productivity, a favorable product mix and lower costs associated with bid and proposal activities in the Fiscal 2003 period compared to the comparable period in Fiscal 2002.

Production under the A1CR contract is expected to begin in October 2004, after completion of the current FMTV contract.  Our profit margins on the A1CR contract are expected to be lower than historical margin levels for the current FMTV contract.  Actual future margins of this segment will be dependent upon a number of factors including our ability to achieve efficiencies and other materials and labor cost control measures, the actual quantities and variations of vehicles purchased by the U.S. Army under the A1CR contract, the potential for additional contracts, bid and proposal activities and other factors.  The operating margin this segment will achieve in total may also be impacted by additional sales to other allied governments and the level of engineering and service provided.

Power Products

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded sales of $126.8 million in the second quarter of Fiscal 2003, a decline from $133.5 million in the corresponding period in Fiscal 2002.  Sales in the first half of Fiscal 2003 were $251.2 million, down from $282.8 million recorded in the first half of Fiscal 2002.  The decline in sales was primarily driven by lower equipment sales volume along with declines in rental, parts and service sales, which is largely attributable to overall weakness in the markets we serve.  The segment generated an operating loss of $5.2 million in the second quarter and $8.0 million in the first half of Fiscal 2003, compared to an operating profit of $0.3 million in the second quarter and $3.6 million in the first half of Fiscal 2002.  The decrease in operating profit compared to Fiscal 2002 was primarily driven by the lower sales volume, an unfavorable customer mix within the equipment, parts, and service sales, combined with higher operating expenses.

Second quarter and first half sales in Fiscal 2003 have decreased in all categories from the same periods in Fiscal 2002 reflecting the overall weakness in the economy.  Compared to the last six months of Fiscal 2002, however, parts and services sales have increased in the first six months of Fiscal 2003.  Additionally, leading economic indicators in the key markets we serve, including U.S. rig count and truck tonnage indices, have improved in recent months.  In future periods, the general conditions of the economy as well as the composition of sales within this segment will continue to have a significant impact on the operating profit.

Engineered Products

The Engineered Products Division was formed in 2003, consisting of the Petroleum Equipment, Distributed Energy Solutions and Utilities Equipment businesses.

The Petroleum Equipment segment manufactures equipment for the well servicing industry.  Sales in this segment increased by $26.0 million to $34.8 million in the second quarter of Fiscal 2003 and increased by $42.5 million to $57.8 million in the first half of Fiscal 2003 from the corresponding periods in Fiscal 2002.  The increase in sales for this segment was attributable to increased volume of equipment sales both domestically and internationally, as capital spending in the oil service industry has increased significantly over 2002 levels.  Operating profit in this segment increased by $3.2 million in the second quarter of Fiscal 2003 and $4.3 million in the first half of Fiscal 2003 from the corresponding periods in Fiscal 2002.  The improvement in operating profit is primarily attributable to the sales volume growth partially offset by higher operating expenses attributable to the consolidation of Engineered Products Division manufacturing operations.  Operating profit margin levels are anticipated to remain stable in the near term.

The Distributed Energy Solutions segment primarily packages engine generator sets, performs power plant installations on a turnkey basis and services power plant operations.  Sales for this segment increased $2.2 million to $20.0 million in the second quarter of Fiscal 2003 and increased $3.5 million to $33.1 million in first half of Fiscal 2003, compared to the corresponding periods in Fiscal 2002.  This segment posted a second quarter operating loss of $3.0 million in Fiscal 2003, compared to a $2.1 million operating loss in the second quarter of Fiscal 2002.  For the first six months, this segment’s operating loss was $7.0 million in Fiscal 2003, compared to $4.3 million in Fiscal 2002.  This increased loss is primarily attributable to certain low margin contracts that were completed during Fiscal 2003 that allowed us to reduce equipment inventory in this segment.  Additionally, operating profit in this segment includes expenses of $0.4 million in the second quarter and $1.0 million in the first half of Fiscal 2003 related to the consolidation of manufacturing operations.

The Utilities Equipment segment, which manufactures mobile railcar movers, snowblowers and off-road seismic vehicles, generated a $1.6 million sales increase to $3.4 million in the second quarter of Fiscal 2003 and a $2.6 million increase to $6.0 million in the first half of Fiscal 2003 from the corresponding periods in Fiscal 2002.  The sales growth is primarily attributable to a contract awarded in December 2002 to provide off-road seismic vehicles for Input/Output, Inc.  Production under this contract began during the second quarter of Fiscal 2003.  This segment posted a second quarter operating loss of $0.9 million in Fiscal 2003, compared to a $0.6 million loss in Fiscal 2002.  For the first half, this segment’s operating loss was $1.8 million, compared to $1.5 million in Fiscal 2002.  This segment’s operating loss in Fiscal 2003 includes $0.3 million of expenses in the second quarter and $0.5 million of expenses in the first six months related to the consolidation of manufacturing operations in the Engineered Products Division.

Airline Products

The Airline Products segment, which manufactures airline ground support products, recognized a sales increase of $3.0 million to $18.4 million in the second quarter of Fiscal 2003 and a $4.5 million increase to $32.6 million in the first half of Fiscal 2003 compared to the respective corresponding periods in Fiscal 2002.  The increasing sales are primarily attributable to increased sales volume to government and package carrier customers, as well as sales of products in the DAVCO product line, which was acquired in December 2002.  Operating loss for this segment was reduced to $0.7 million in the second quarter of Fiscal 2003 and $2.7 million in the first half of Fiscal 2003, compared to $1.0 million in the second quarter and $3.2 million in the first half of Fiscal 2002.  The reduction in operating loss results primarily from the sales volume growth.  Order backlog is $2.5 million at the end of the second quarter, a $1.5 million increase from the end of Fiscal 2002.

UNFILLED ORDERS

Unfilled orders consist of written purchase orders and signed contracts.  These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions.  Purchase options are not included in unfilled orders until exercised.  Unfilled orders as of August 2, 2003 and January 31, 2003 were as follows:

	August 2, 2003	January 31, 2003
	(In millions)

Tactical Vehicle Systems	$627.1	$659.5
Power Products	45.8	38.7
Engineered Products Division
Petroleum Products	35.2	64.6
Distributed Energy Solutions	30.0	42.5
Utilities Equipment	5.1	0.7
Airline Products	2.5	1.0
	$745.7	$807.0

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

We have a $150 million unsecured revolving credit facility, which matures on January 31, 2004.  No borrowings were outstanding under the facility at any time during Fiscal 2003 or Fiscal 2002.  The revolving credit facility has a $25 million sub facility, which may be used for letters of credit.  Approximately $9.7 million in letters of credit under the revolving credit facility were outstanding at August 2, 2003.  Pursuant to covenant limitations of the revolving credit facility, approximately $75.3 million was available for borrowing at August 2, 2003.  A commitment fee ranging from 20 to 50 basis points is paid on the daily average unused balance based on our leverage ratio.  Borrowings outstanding would bear interest at several options, including LIBOR plus 75 to 175 basis points based on our leverage ratio, the prime rate, or a competitive bid among the banks.  Based on the first option (LIBOR plus 75 to 175 basis points based on our leverage ratio), the borrowing rate would have been approximately 1.94% as of August 2, 2003.  We intend to negotiate an extension of the revolving credit facility on similar terms and conditions prior to its expiration in January 2004.  There can be no assurance that we will be able to successfully negotiate such an extension or, if we do, that such extension will include similar terms and conditions, rates of interest and covenants.  Although no borrowings are currently outstanding under the revolving credit facility, failure to negotiate a new facility on terms acceptable to us could restrict our future ability to make acquisitions and fund working capital, capital expenditures, common stock dividends or other financial obligations.

During the first six months of Fiscal 2003, we entered into separate letter of credit facilities with financial institutions totaling $12.5 million, to allow us to issue letters of credit that extend beyond January 31, 2004 as necessary.  Approximately $3.3 million letters of credit under these facilities were outstanding as of August 3, 2003.

In addition, we have $25 million in senior notes outstanding as of August 2, 2003.  The senior notes are unsecured and were issued pursuant to an agreement containing a covenant, which imposes a debt to total capitalization requirement.  The senior notes, which bear interest at a rate of 7.38%, are due and payable in May 2006.  Additionally, $30.0 million of such senior notes were paid when due in May 2003.

The revolving credit facility and the senior notes mentioned above were issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, sales of assets, rentals and other items.  Additional covenants in the revolving credit facility require us to maintain a minimum tangible net worth and interest coverage.  Since these requirements are calculated from earnings and cash flow, our ability to declare and pay dividends could be restricted indirectly.  Based on our financial condition as of August 2, 2003, the restrictions imposed by our debt instruments do not currently restrict our ability to declare and pay dividends.

In addition, our international subsidiaries had foreign currency bank notes payable totaling $2.5 million and $1.5 million at August 2, 2003 and January 31, 2003, respectively.  Such notes payable consist of renewable, secured loans for the purpose of financing our South American operations.  These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by letters of credit issued by us and principally bear market-based variable rates of interest.  We use foreign denominated debt to offset the impact of foreign currency exchange rate fluctuations on our South American operations.

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

As of August 2, 2003, we had net working capital of $303.0 million, compared to $302.2 million at January 31, 2003.  Total current assets at August 2, 2003 were $503.8 million, including $80.4 million of cash and cash equivalents.  Total current liabilities at August 2, 2003 were $200.7 million, including $71.6 million of billings in excess of costs incurred on uncompleted contracts.

Net cash provided by continuing operations was $13.2 million for the first six months of Fiscal 2003, compared to $43.2 million for the corresponding period in Fiscal 2002.  This decrease is primarily attributable to working capital and other operating accounts, which provided cash of $23.2 million during the first six months of Fiscal 2002, but used cash of $2.9 million during the first six months of Fiscal 2003.  Working capital consumed cash during the first six months of Fiscal 2003, primarily as a result of the increased number of Petroleum Equipment projects in progress.  Working capital provided cash during the first six months of Fiscal 2002 as a result of increased customer advances in the Tactical Vehicle Systems segment and a reduction in accounts receivable in other segments due to the slowdown in business activity.

Cash usage for investing activities in the first half of 2003 declined by $4.1 million to $11.4 million from the comparable period in 2002, which included significant investment in a fabrication facility at the Tactical Vehicle Systems plant in Sealy, Texas.

Net cash usage in financing activities in 2003 increased by $27.6 million for the first half of Fiscal 2003 compared to the corresponding period in 2002.  The increase is primarily attributable to the repayment of $30 million in senior notes, which were due on May 30, 2003.

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

Item 4.  Controls and Procedures

Within 90 days before the date of this report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer believe that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act fairly represents, in all material respects, our financial condition, results of operations and cash flows.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

The Company is a defendant in a suit brought under the qui tam provision of the False Claims Act, United States of America, ex rel.  Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems.  The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000.  The case is set for trial in January 2004.  The Company believes the claims in the suit are without merit and is vigorously defending the suit.  Nevertheless, an unexpected outcome in the suit could have a material adverse impact on the Company’s results of operations, consolidated financial position and liquidity.

The Company is a defendant in a suit brought by several subsidiaries of Diamond Offshore Drilling, Inc. (collectively, “Diamond Offshore”) on May 30, 2002, arising out of claims relating to a marine riser manufactured by the Company and purchased by Diamond Offshore for use on its Ocean Baroness semi-submersible drilling rig, Cause No. 2002-27831; Diamond Offshore International Corporation, Diamond Offshore Company, Diamond Offshore Services Company, Diamond Offshore (USA), Inc., Diamond Offshore International Limited, and Diamond Offshore Drilling Ltd. v. Stewart & Stevenson Services, Inc.; in the District Court of Harris County, Texas 125th Judicial District Court (the “Baroness Litigation”).  The suit was filed following a separation of the marine riser during deep water drilling operations and seeks to recover damages that are not specified in the complaint.

In a separate transaction on or about September 13, 2001, Diamond Offshore contracted with the Company for a marine riser for use on its Ocean Rover semi-submersible drilling rig.  The Company was fulfilling this contract, when, on August 19, 2002, Diamond Offshore amended its petition in the Baroness Litigation to seek a declaration that Diamond Offshore has no further contractual obligations to the Company.  On August 21, 2002, before being served with Diamond Offshore’s amended petition in the Baroness Litigation, the Company filed a separate lawsuit against Diamond Offshore seeking to recover damages, including attorneys’ fees (the “Rover Litigation”).  On August 30, 2002, the Court transferred the Rover Litigation to the 125th Judicial Court where the Baroness Litigation is pending.  The two cases have been consolidated into one lawsuit in the 125th Judicial Court.  The Company is vigorously prosecuting its claims against Diamond Offshore and defending the claims asserted against it by Diamond Offshore in this lawsuit.

It is presently impossible to determine the ultimate outcome of these matters or whether the resolution will have a material adverse effect on the Company’s results of operations, consolidated financial position or liquidity, though the Company has recorded reserves that it believes are adequate for certain estimated legal fees associated with such matters as of the balance sheet date.

In 2001, the Company received from the United States Environmental Protection Agency (“EPA”) a Request for Information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, for information pertaining to the R&H Oil Company Site in San Antonio, Texas (the “Site”).  Information provided to the Company by the EPA indicates that the Company may have sent waste oils to the Site for recycling in the late 1980s, and that such waste oils may potentially account for between one and two percent of the volume of total wastes received by the oil recycler at the Site.  Since the Company expects to receive a claim for cleanup and other costs related to this site, it has established additional reserves in Fiscal 2002, which it believes to be adequate at this time.  As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, changes in these and other factors may result in actual costs exceeding the current environmental reserves.  While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company’s results of operations, consolidated financial position or liquidity.

From time to time, the Company is subject to various environmental remediation requirements at certain of its facilities.  The Company believes that the exposure associated with such requirements will not have a material adverse impact on the Company’s results of operations, consolidated financial position or liquidity.

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

10.7                           Contract Number DAAE07-03-C-S023 dated April 17, 2003 between Stewart & Stevenson Tactical Vehicle Systems, LP and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command.

31.1                           Chief Executive Officer Certification.

31.2                           Chief Financial Officer Certification.

32.1                           Informational Addendum to Report on Form 10-Q Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Form 8-K Report Date – May 20, 2003 (Stewart & Stevenson Announces Fiscal 2003 First Quarter Earnings Release and Conference Call Schedule)

Items Reported -  Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

Form 8-K Report Date – May 30, 2003 (Stewart & Stevenson Reports Fiscal 2003 First Quarter Results)

Items Reported -  Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

Form 8-K Report Date – June 6, 2003 (Stewart & Stevenson Services, Inc. and Subsidiaries Segment Information)

Items Reported -  Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

Form 8-K Report Date – June 25, 2003 (Stewart & Stevenson “Presentation to Investors”)

Items Reported -  Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

Form 8-K Report Date – July 2, 2003 (Stewart & Stevenson Services Announces Change in Board Membership)

Items Reported -  Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of September 2003.

STEWART & STEVENSON SERVICES, INC.

By:	/s/ Michael L. Grimes
Michael L. Grimes
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John B. Simmons
John B. Simmons
Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ L. Scott Biar
L. Scott Biar
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number and Description

10.7                           Contract Number DAAE07-03-C-S023 dated April 17, 2003 between Stewart & Stevenson Tactical Vehicle Systems, LP and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command.

31.1                           Chief Executive Officer Certification.

31.2                           Chief Financial Officer Certification.

32.1                           Informational Addendum to Report on Form 10-Q Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.