Form 10-Q
period 2003-11-01
STEWART & STEVENSON SERVICES INC
filed 2003-12-05
CIK 94328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes    ☒      No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, Without Par Value	28,612,560 Shares
(Class)	(Outstanding at November 21, 2003)

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”):

Consolidated Condensed Balance Sheets – November 1, 2003 and January 31, 2003.

Consolidated Condensed Statements of Operations - Three and Nine Months Ended November 1, 2003 and November 2, 2002.

Consolidated Condensed Statements of Cash Flows – Three and Nine Months Ended November 1, 2003 and November 2, 2002.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	November 1, 2003	January 31, 2003
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$54,299	$107,994
Accounts and notes receivable, net	144,990	151,839
Recoverable costs and accrued profits not yet billed	48,623	11,668
Inventories	225,343	244,416
Excess of current cost over LIFO values	(43,971)	(42,785)
Deferred income tax asset	20,567	16,126
Other current assets	13,428	3,967
Total assets of discontinued operations	9,566	14,404
Total Current Assets	472,845	507,629

Property, Plant and Equipment, net	122,223	118,964
Deferred Income Tax Asset	11,565	11,754
Intangibles and Other Assets, net	15,288	14,288
Total Assets	$621,921	$652,635

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$2,320	$1,454
Current portion of long-term debt	250	30,250
Accounts payable	63,792	60,159
Accrued payrolls and incentives	19,669	17,408
Billings in excess of incurred costs	68,206	62,568
Other current liabilities	41,056	29,537
Total liabilities of discontinued operations	3,865	4,092
Total Current Liabilities	199,158	205,468

Long-Term Debt, net	26,330	26,531
Accrued Postretirement Benefits and Pension	47,550	54,681
Other Long-Term Liabilities	4,058	3,947
Total Liabilities	277,096	290,627
Shareholders’ Equity:
Common stock, without par value, 100,000,000 shares authorized; 28,610,914 and 28,490,849 shares issued, respectively	56,707	54,843
Accumulated other comprehensive loss	(21,942)	(21,703)
Retained earnings	310,060	328,868
Total Shareholders’ Equity	344,825	362,008
Total Liabilities and Shareholders’ Equity	$621,921	$652,635

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	(Unaudited)		(Unaudited)

Sales	$290,039	$296,582	$892,662	$881,287
Cost of sales	272,951	253,585	794,033	752,661

Gross profit	17,088	42,997	98,629	128,626

Selling and administrative expenses	41,606	34,549	113,430	105,036
Pension curtailment expense	—	—	2,400	—
Interest expense	640	1,161	2,576	3,131
Interest and investment income	(142)	(485)	(1,201)	(1,197)
Other income, net	(50)	(31)	(526)	(545)
	42,054	35,194	116,679	106,425

Earnings (loss) from continuing operations before income taxes	(24,966)	7,803	(18,050)	22,201
Income tax provision (benefit)	(9,468)	2,814	(7,439)	7,709
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle	(15,498)	4,989	(10,611)	14,492
Income (loss) from discontinued operations, net of tax of $(451), $(583), $(1,162) and $(3,831)	57	(1,223)	(925)	(7,826)
Loss from disposal of discontinued operations, net of tax of $(2,705)	—	—	—	(5,551)
Cumulative effect of change in accounting principle, net of tax of $(1,798)	—	—	—	(3,682)
Net earnings (loss)	$(15,441)	$3,766	$(11,536)	$(2,567)

Weighted average shares outstanding:
Basic	28,600	28,490	28,538	28,475
Diluted	28,600	28,585	28,538	28,701

Earnings (loss) per share:
Basic:
Continuing operations before cumulative effect	$(0.54)	$0.18	$(0.37)	$0.51
Income (loss) from discontinued operations, net	—	(0.04)	(0.03)	(0.47)
Cumulative effect of change in accounting principle	—	—	—	(0.13)
Net earnings (loss) per share	$(0.54)	$0.13	$(0.40)	$(0.09)

Diluted:
Continuing operations before cumulative effect	$(0.54)	$0.17	$(0.37)	$0.50
Income (loss) from discontinued operations, net	—	(0.04)	(0.03)	(0.47)
Cumulative effect of change in accounting principle	—	—	—	(0.13)
Net earnings (loss) per share	$(0.54)	$0.13	$(0.40)	$(0.09)

Cash dividends per share	$0.085	$0.085	$0.255	$0.255

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	(Unaudited)		(Unaudited)
Operating Activities
Net earnings (loss)	$(15,441)	$3,766	$(11,536)	$(2,567)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net loss (income) from discontinued operations	(57)	1,223	925	13,377
Cumulative effect of change in accounting principle	—	—	—	3,682
Depreciation and amortization	5,867	5,512	17,088	15,936
Provision for excess and obsolete inventory	7,800	—	7,800	—
Change in operating assets and liabilities net of the effect of acquisitions and discontinued operations:
Accounts and notes receivable, net	5,820	(1,319)	6,517	20,060
Recoverable costs and accrued profits not yet billed	(4,134)	(7,440)	(36,955)	(12,208)
Inventories	5,981	1,409	13,354	(11,289)
Other current and noncurrent assets	(7,468)	4,978	(14,346)	13,677
Accounts payable	(10,328)	(8,699)	3,633	(31,714)
Accrued payrolls and incentives	4,896	6,134	2,607	1,905
Billings in excess of incurred costs	(3,405)	10,890	5,638	39,003
Other current liabilities	6,719	3,508	11,663	11,900
Accrued postretirement benefits and pension	(10,422)	1,673	(7,138)	3,692
Other long-term liabilities	(23)	(2,884)	(263)	(3,632)
Net Cash Provided By (Used In) Continuing Operations	(14,195)	18,751	(1,013)	61,822
Net Cash Provided By Discontinued Operations	194	8,288	3,684	3,803
Net Cash Provided By (Used In) Operating Activities	(14,001)	27,039	2,671	65,625

Investing Activities
Expenditures for property, plant and equipment	(9,052)	(5,942)	(20,602)	(22,744)
Acquisition of businesses	(965)	—	(1,374)	—
Disposal of property, plant and equipment, net	157	1,100	749	2,452
Net Cash Used In Investing Activities	(9,860)	(4,842)	(21,227)	(20,292)

Financing Activities
Change in short-term notes payable	(226)	(448)	866	(1,481)
Payments on long-term borrowings	(250)	(250)	(30,250)	(250)
Dividends paid	(2,428)	(2,422)	(7,273)	(7,257)
Proceeds from exercise of stock options	622	9	1,518	644
Net Cash Used In Financing Activities	(2,282)	(3,111)	(35,139)	(8,344)

Increase (decrease) in cash and cash equivalents	(26,143)	19,086	(53,695)	36,989
Cash and cash equivalents, beginning of period	80,442	99,341	107,994	81,438
Cash and cash equivalents, end of period	$54,299	$118,427	$54,299	$118,427

Cash Paid For:
Interest	$83	$172	$2,508	$2,706
Income taxes (excluding refunds)	517	1,083	3,528	3,617

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying consolidated condensed financial statements of Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.  The results of operations for the three and nine months ended November 1, 2003 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2004.

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

Note 2 – Comprehensive Income

Total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net earnings (loss)	$(15,441)	$3,766	$(11,536)	$(2,567)
Unrealized gain (loss) on forward contracts, net of tax	91	52	(7)	336
Currency translation gain (loss), net of tax	(53)	(2,025)	(230)	(3,498)
Comprehensive income (loss)	$(15,403)	$1,793	$(11,773)	$(5,729)

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

Financial information relating to industry segments with a reconciliation to earnings from continuing operations before income taxes is as follows (in thousands except percentages):

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Sales
Tactical Vehicle Systems	$110,036	$113,715	$329,378	$334,581
Power Products	127,712	127,858	378,887	410,656
Engineered Products:
Petroleum Equipment	23,507	18,405	81,346	33,715
Distributed Energy Solutions	7,616	18,285	40,718	47,900
Utilities Equipment	5,600	1,843	11,624	5,230
Airline Products	14,379	14,737	46,975	42,807
Other Business Activities	1,189	1,739	3,734	6,398
Total Sales	$290,039	$296,582	$892,662	$881,287

Operating Profit (Loss)
Tactical Vehicle Systems	$16,786	$18,442	$51,852	$48,933
Power Products	(5,971)	(4,958)	(14,018)	(1,351)
Engineered Products:
Petroleum Equipment	(688)	350	1,545	(1,741)
Distributed Energy Solutions	(20,923)	635	(27,895)	(3,618)
Utilities Equipment	(625)	(698)	(2,440)	(2,186)
Airline Products	(6,639)	(1,987)	(9,343)	(5,194)
Other Business Activities	(565)	(395)	(1,613)	(221)
Total Operating Profit (Loss)	(18,625)	11,389	(1,912)	34,622

Corporate expenses, net	(5,843)	(2,910)	(12,363)	(10,487)
Pension curtailment expense	—	—	(2,400)	—
Interest and investment income	142	485	1,201	1,197
Interest expense	(640)	(1,161)	(2,576)	(3,131)
Earnings (loss) from continuing operations before income taxes	$(24,966)	$7,803	$(18,050)	$22,201

Operating Profit (Loss) Percentage
Tactical Vehicle Systems	15.3%	16.2%	15.7%	14.6%
Power Products	(4.7)	(3.9)	(3.7)	(0.3)
Engineered Products:
Petroleum Equipment	(2.9)	1.9	1.9	(5.2)
Distributed Energy Solutions	(274.7)	3.5	(68.5)	(7.6)
Utilities Equipment	(11.2)	(37.9)	(21.0)	(41.8)
Airline Products	(46.2)	(13.5)	(19.9)	(12.1)
Other Business Activities	(47.5)	(22.7)	(43.2)	(3.5)
Consolidated	(6.4)%	3.8%	(0.2)%	3.9%

During the third quarter of Fiscal 2003, the Company decided to exit the turnkey engineering, procurement and construction activities within the Distributed Energy Solutions segment.

During the third quarter of Fiscal 2003, the Company’s Power Products segment acquired certain assets and assumed certain liabilities from Industrial Power and Service, Inc., located in Longview, Texas.  The total purchase price for the net acquired assets was $1.7 million, including cash of $1.0 million, a note payable of $0.2 million and other non-cash consideration of $0.5 million.

Selling and administrative expenses in Fiscal 2003 include costs associated with restructuring activities, primarily related to the consolidation of manufacturing operations in the Engineered Products Division and employee separation costs related to the elimination of certain positions in the Power Products and Corporate segments.  A summary of restructuring costs incurred for the three and nine months ended November 1, 2003 follows (in thousands):

	Three Months Ended November 1, 2003	Nine Months Ended November 1, 2003
Power Products	$236	$518
Engineered Products:
Petroleum Equipment	285	652
Distributed Energy Solutions	508	1,475
Utilities Equipment	229	777
Corporate	—	1,737
Total restructuring costs incurred	$1,258	$5,159
Employee separation costs included in restructuring	$352	$2,352

Additionally, selling and administration expenses in the corporate segment in the third quarter of Fiscal 2003 included $2.9 million associated with the resignation of the Company’s President and Chief Executive Officer.  This charge included $1.0 million for severance and related costs and $1.9 million of cash paid in exchange for cancellation of stock options.

As of November 1, 2003, $2.3 million of employee separation costs were accrued and expected to be paid in future periods, the majority of which will be paid within the next fiscal year.

Note 4 – Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that the balance sheet valuation of goodwill and other intangible assets be evaluated for impairment at least annually.  Further, it requires that amortization of goodwill cease beginning with the Company’s Fiscal 2002.  The Company implemented SFAS No. 142 effective February 1, 2002 and, accordingly, net goodwill balances as of such date were tested for impairment by comparing the fair value of each reporting unit to its carrying value.  Fair value was determined using discounted estimated future cash flows and market multiples of earnings estimates.  Significant estimates used in the methodologies included estimates of future earnings, future growth rates, weighted average cost of capital, and market valuation multiples for each reporting unit.  Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company recognized, as a cumulative effect of a change in accounting principle in the first quarter of Fiscal 2002, a charge of $3.7 million, or $0.13 per diluted share, net of tax benefit of $1.8 million.  This impairment charge primarily related to the Airline Products segment.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with plant closings or other exit or disposal activities when incurred.  Previous guidance required recognition of such costs as a liability as of the date an entity commits to an exit plan.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  Adoption of the new standard impacts the timing of liability recognition related to exit or disposal activities, but does not have a material effect on the ultimate costs associated with such activities.

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

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached consensus regarding when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if so, how consideration should be allocated.  The new guidance, EITF Abstract No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” applies to revenue arrangements entered into after June 15, 2003.  While the conclusions in this consensus will not have an impact on the total amount of revenue recorded under an arrangement, they may have some impact on the timing of that revenue recognition.  Implementation of the provisions of this consensus did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which requires a company that controls another entity through interests other than voting interests to consolidate such controlled entity.  FIN No. 46 applies to variable interest entities created after January 31, 2003, and is effective for interim periods beginning after December 15, 2003 for existing variable interest entities.  As the Company has no material exposures to special purpose entities or other off-balance sheet arrangements, the adoption of FIN No. 46 is not expected to have a material effect on the Company’s consolidated financial statements.

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

The following pro forma data are calculated as if compensation expense for the Company’s stock option plans was determined based on the fair value at the grant date for awards under these plans, amortized to expense on a pro rata basis over the option vesting period, in accordance with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net earnings (loss):
As reported	$(15,441)	$3,766	$(11,536)	$(2,567)
Pro forma compensation expense, determined under fair value method, net of tax	(467)	(511)	(1,149)	(1,514)
Pro forma	$(15,908)	$3,255	$(12,685)	$(4,081)

Basic earnings (loss) per share:
As reported	$(0.54)	$0.13	$(0.40)	$(0.09)
Pro forma	(0.56)	0.11	(0.44)	(0.14)

Diluted earnings (loss) per share:
As reported	$(0.54)	$0.13	$(0.40)	$(0.09)
Pro forma	(0.56)	0.11	(0.44)	(0.14)

For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Note 5 - Commitments and Contingencies

As a custom packager of power systems, the Company issues bid and performance guarantees in the form of performance bonds or standby letters of credit.  As of November 1, 2003 and January 31, 2003, performance type letters of credit totaled approximately $10.3 million and $5.7 million, respectively.  Also, the Company has guaranteed the performance output levels of equipment serviced by the Company under certain operation and maintenance contracts.  Some of these contracts contain liquidated damages provisions.  In addition, the Company had contingent performance indemnities of approximately $6.7 million as of November 1, 2003 and January 31, 2003.

The Company has provided certain guarantees in support of its customers’ financing of purchases from the Company in the form of debt guarantees.  Pursuant to such guarantees, once the customer has satisfied its debt obligation to the lender, the Company’s guarantee is released.  Should a customer fail to meet its obligation to the lender, the lender could require the Company to satisfy such obligation, in which case the Company would have some legal recourse against the customer.  The amount of such guarantees is approximately $0.4 million and $0.9 million as of November 1, 2003 and January 31, 2003, respectively.

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

For many years, the Company has had contractual relationships with Detroit Diesel Corporation (“Detroit Diesel”) for the distribution and servicing of its diesel engine products.  The Company’s current contracts with Detroit Diesel expire on December 31, 2003, and the Company is currently in negotiations to enter into new contracts.  The Company expects that the new contracts will be bifurcated, with the new contracts for “on-highway” equipment and service matters to be with Detroit Diesel, and the new contracts for “off-highway” equipment and service matters to be with DaimlerChrysler Off-Highway Holding GmbH.  Sales covered by the Detroit Diesel contractual arrangements represent approximately 13% of the Company’s total sales during the first nine months of Fiscal 2003.  At present, the Company is neither able to predict the outcome of its negotiations with Detroit Diesel nor to predict the effect of expected new contractual arrangements on the Company’s future operations.

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

The Company is a defendant in a suit brought under the qui tam provision of the False Claims Act, United States of America, ex rel.  Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems.  The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000.  The case is set for trial in March 2004.  The Company believes the claims in the suit are without merit and is vigorously defending the suit.  Nevertheless, an unexpected outcome in the suit could have a material adverse impact on the Company’s results of operations, consolidated financial position and liquidity.

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

During the third quarter of Fiscal 2003, the Company decided to exit the turnkey engineering, procurement and construction activities of the Distributed Energy Solutions business.  With respect to such turnkey activities, the Company will not be quoting any new business but will be continuing to perform under existing contracts.  In connection with certain existing contracts, the Company has received a written notice of dispute from a customer regarding equipment and services to be provided to several sites operated by the customer.  In the dispute notice, the customer alleged various contractual claims, including claims for liquidated damages.  The customer acknowledged the expectation of continuing negotiations, but indicated that if the parties were unable to resolve the dispute, it would seek relief in arbitration.  Additional issues have been raised by the customer, and issues exist with respect to the engines and the engine supplier.  Accordingly, the Company is reviewing issues regarding this situation.  At present, the Company is unable to predict the outcome of this situation or even the aggregate amount of claims that may be asserted by the customer.  The Company intends to vigorously assert its positions in this matter should it go to arbitration.

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

Note 6 – Government Contracting

The U.S. government is one of the Company’s key customers. As such, decreased government spending or termination of significant government programs could adversely affect the Company’s business.  The Company’s Tactical Vehicle Systems segment depends largely on U.S. government expenditures.  In recent years, government contracts in this segment have accounted for substantial percentages of the Company’s annual revenues and operating income.  The Company is currently in the sixth production year of its second multi-year contract with the U.S. Department of the Army (“U.S. Army”) for production of the Family of Medium Tactical Vehicles (“FMTV”) which is expected to be completed by September 2004.

In April 2003, the U.S. Army awarded the Company the FMTV A1 Competitive Rebuy (“A1CR”) production contract.  The A1CR contract includes production of nearly 11,000 FMTV trucks and trailers over a five-year period, with an option for 12,000 additional vehicles.  Production under the A1CR contract is expected to begin in October 2004, after completion of the current FMTV contract.  The Company’s profit margins on the A1CR contract are expected to be lower than historical margin levels for the current FMTV contract.  The funding of the A1CR contract beyond the first program year is subject to the inherent uncertainties of Congressional appropriations.  As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the A1CR contract must be funded annually by the U.S. Army and may be terminated at any time for the convenience of the government.  If the A1CR contract is terminated, other than for the Company’s default (in which event there could be serious adverse consequences and claims against the Company), it provides for termination charges that will reimburse the Company for certain allowable costs but not necessarily for all costs incurred.

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

Note 7 - Discontinued Operations

During the fourth quarter of Fiscal 2001, the Company determined that the Petroleum Equipment segment’s blowout preventer and controls, valve and drilling riser business was not strategically aligned with the Company’s core competencies.  The Company announced its intention to sell this business and, consequently, these activities were reclassified for reporting purposes for all periods shown as discontinued operations.  These discontinued operations generated the following sales and operating losses in the three and nine month periods ended November 1, 2003 and November 2, 2002:

	Three Months Ended		Nine Months Ended
(In thousands)	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Sales	$122	$3,359	$1,502	$17,538
Operating loss	(394)	(1,809)	(2,087)	(11,657)
Operating income (loss), net of taxes	57	(1,223)	(925)	(7,826)

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

Note 8 – Inventories

Summarized below are the components of inventories by segment excluding discontinued operations, net of customer deposits:

(In thousands)	November 1, 2003	January 31, 2003

Tactical Vehicle Systems	$5,550	$7,444
Power Products	150,183	141,649
Engineered Products Division:
Distributed Energy Solutions	31,916	44,514
Petroleum Equipment	4,255	12,314
Utilities Equipment	11,018	10,018
Airline Products	22,390	28,468
Other Business Activities	31	9
	225,343	244,416
Excess of current cost over LIFO values	(43,971)	(42,785)
Total Inventories	$181,372	$201,631

The Company’s inventory classifications correspond to its reportable segments.  The Power Products segment’s inventory consists primarily of industrial equipment, equipment under modification, used equipment available for sale or rent and parts held in the Company’s distribution network for resale.  As a custom packager of power systems and other equipment to customer specifications, the Tactical Vehicle Systems, Distributed Energy Solutions, Petroleum Equipment, Utilities Equipment and Airline Products segments’ inventory consists of finished goods, work-in-process, which includes purchased and manufactured components in various stages of assembly, and on-hand parts and equipment to support service and future sales.

An actual valuation of inventory under the last-in-first-out (“LIFO”) method can be made only at the end of each fiscal year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Interim results are subject to the final year-end LIFO inventory valuation.

Note 9 – Earnings Per Share

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share as presented on the Consolidated Condensed Statements of Operations.

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Numerator:
Earnings (loss) available to common shareholders
From continuing operations	$(15,498)	$4,989	$(10,611)	$14,492
From discontinued operations	57	(1,223)	(925)	(13,377)
From cumulative effect of change in accounting principle	—	—	—	(3,682)
Net earnings (loss)	$(15,441)	$3,766	$(11,536)	$(2,567)

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding	28,600	28,490	28,538	28,475
Effect of dilutive securities:
Employee and director stock options	—	95	—	226
Denominator for diluted earnings per share -
Adjusted weighted average shares outstanding	28,600	28,585	28,538	28,701

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Basic earnings (loss) per share:
From continuing operations	$(0.54)	$0.18	$(0.37)	$0.51
From discontinued operations	—	(0.04)	(0.03)	(0.47)
From cumulative effect of change in accounting principle	—	—	—	(0.13)
Net earnings (loss) per share	$(0.54)	$0.13	$(0.40)	$(0.09)

Diluted earnings (loss) per share:
From continuing operations	$(0.54)	$0.17	$(0.37)	$0.50
From discontinued operations	—	(0.04)	(0.03)	(0.47)
From cumulative effect of change in accounting principle	—	—	—	(0.13)
Net earnings (loss) per share	$(0.54)	$0.13	$(0.40)	$(0.09)

Number of shares under anti-dilutive stock options outstanding	2,216	1,383	2,216	1,327

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

A summary of warranty activity for the three and nine months ended November 1, 2003 follows (in thousands):

	Three Months Ended November 1, 2003	Nine Months Ended November 1, 2003
Accrued warranty costs - Beginning of period	$5,357	$6,073
Payments for completed warranty obligations	(251)	(4,163)
Warranty accrual for current period production	1,301	4,217
Changes related to pre-existing warranties	200	480
Accrued warranty costs - End of period	$6,607	$6,607

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

Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2003” commenced on February 1, 2003 and ends on January 31, 2004.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.  The third quarter of Fiscal 2003 commenced on August 3, 2003 and ended on November 1, 2003, and the third quarter of Fiscal 2002 commenced on August 4, 2002 and ended on November 2, 2002.

RESULTS OF OPERATIONS

The third quarter of Fiscal 2003 included three key actions which had a significant impact on overall results of operations as well as segment data within affected business segments.  These actions included the following:

1.               On September 15, 2003, we announced the resignation of our then President and Chief Executive Officer.  This resulted in a $2.9 million charge to selling and administrative expense for employee separation costs.  This charge included $1.0 million for severance and related costs and $1.9 million of cash paid in exchange for the cancellation of stock options.

2.               We announced the decision to exit the turnkey engineering, procurement and construction activities within the Distributed Energy Solutions business.  As a result of this decision, in the third quarter of Fiscal 2003, we incurred non-cash inventory impairment charges of $4.7 million in cost of sales along with $1.4 million of warranty, legal and other expenses in selling and administrative expenses.

3.               Within the Airline Products segment, we recorded a $3.1 million non-cash charge in cost of sales to write down inventory to expected realizable value in connection with management’s decision to liquidate certain inventory in the current market environment.

In the fourth quarter of Fiscal 2003, we plan to take additional strategic actions in order to improve the overall profitability of the Company.  Some of these actions will likely impact results of operations in the fourth quarter of Fiscal 2003.

Sales for the third quarter of Fiscal 2003 decreased $6.5 million, or 2%, from the third quarter of Fiscal 2002.  Sales increases in the Petroleum Equipment and Utility Equipment segments were offset by a sales decline in the Distributed Energy Solutions segment.  All other business segments experienced relatively flat sales compared to the previous year.  For the first nine months of Fiscal 2003, sales increased $11.4 million, or 1%, from the first nine months of Fiscal 2002.  Increased sales volume in the Petroleum Equipment segment was partially offset by lower sales in the Power Products and Distributed Energy Solutions segments.

Gross profit decreased $25.9 million to $17.1 million in the third quarter of Fiscal 2003 from the third quarter of Fiscal 2002, and decreased $30.0 million to $98.6 million in the first nine months of Fiscal 2003 from the nine months of Fiscal 2002.  Gross profit margin decreased to 5.9% and 11.0% in the third quarter and first nine months of Fiscal 2003, respectively, compared to 14.5% and 14.6% for the corresponding periods of Fiscal 2002.  The decline in gross profit margin for the third quarter and first nine months of Fiscal 2003 is primarily attributable to the key actions described above, which resulted in a $7.8 million inventory writedown charge to cost of sales.  Additionally, the third quarter of Fiscal 2003 included higher costs associated with the execution of certain customer contracts within the Distributed Energy Solutions segment.  Gross profit margins were impacted further by product mix within the Tactical Vehicle Systems segment and higher operating costs in the Power Products segment.

Selling and administrative expenses increased by $7.1 million, or 20%, to $41.6 million in the third quarter of Fiscal 2003 from the third quarter of Fiscal 2002, and increased by $8.4 million, or 8%, to $113.4 million in the first nine months of Fiscal 2003 from the same period of Fiscal 2002.  Selling and administrative expenses in Fiscal 2003 include costs associated with the resignation of the then President and Chief Executive Officer, as well as employee separation costs related to the elimination of other positions in the Corporate and Power Products segments.  Fiscal 2003 selling and administrative expenses also include costs associated with restructuring activities related to the consolidation of manufacturing operations in the Engineered Products Division.  A summary of restructuring costs incurred for the three and nine months ended November 1, 2003 follows (in thousands):

	Three Months Ended November 1, 2003	Nine Months Ended November 1, 2003
Total restructuring costs incurred	$1,258	$5,159
Employee separation costs included in restructuring	352	2,352

As of November 1, 2003, $2.3 million of restructuring costs were accrued and expected to be paid in future periods.  In addition, we expect to incur $0.5 million to $1.0 million of additional restructuring expenses in Fiscal 2003 to complete the Engineered Products Division consolidation.  Excluding costs related to restructuring activities, selling and administrative expenses as a percentage of sales increased to 12.1% for the nine months ended November 1, 2003, compared to 11.9% for the corresponding period of Fiscal 2002.  This increase is primarily attributable to employee separation costs of $2.9 million associated with the resignation of our then President and Chief Executive Officer.

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

Compared to the corresponding periods of Fiscal 2002, net interest expense decreased $0.2 million to $0.5 million in the third quarter of Fiscal 2003 and by $0.6 million to $1.4 million in the first nine months of Fiscal 2003.  The decrease in interest expense is primarily attributable to the payment of $30.0 million on long-term borrowings in May 2003.

The effective tax rate was 41.2% in the first nine months of Fiscal 2003 compared to 34.7% for the corresponding period in 2002.  The increase in effective tax rate is primarily a result of the company generating a loss from continuing operations in Fiscal 2003 combined with certain state tax benefits and tax credits being earned.

Discontinued operations generated breakeven operating results in the third quarter of Fiscal 2003 and an after-tax loss of $0.9 million in the first nine months of Fiscal 2003, compared to a $1.2 million and $7.8 million loss in the corresponding periods in Fiscal 2002, respectively.  These losses primarily represent costs associated with retained contracts, warranty and legal claims and obligations associated with our discontinued blowout preventer and controls, valve and drilling riser business, which was sold during Fiscal 2002.  In addition, in the second quarter of Fiscal 2002, we recognized a loss from disposal of this business of $5.6 million, net of tax, resulting from the sale of these operations.  Results in the third quarter of Fiscal 2003 were positively impacted by the resolution of certain income tax obligations at lower amounts than previously estimated.

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

The following table represents sales and operating profit (loss) by business segment (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Sales
Tactical Vehicle Systems	$110,036	$113,715	$329,378	$334,581
Power Products	127,712	127,858	378,887	410,656
Engineered Products:
Petroleum Equipment	23,507	18,405	81,346	33,715
Distributed Energy Solutions	7,616	18,285	40,718	47,900
Utilities Equipment	5,600	1,843	11,624	5,230
Airline Products	14,379	14,737	46,975	42,807
Other Business Activities	1,189	1,739	3,734	6,398
Total Sales	$290,039	$296,582	$892,662	$881,287

Operating Profit (Loss)
Tactical Vehicle Systems	$16,786	$18,442	$51,852	$48,933
Power Products	(5,971)	(4,958)	(14,018)	(1,351)
Engineered Products:
Petroleum Equipment	(688)	350	1,545	(1,741)
Distributed Energy Solutions	(20,923)	635	(27,895)	(3,618)
Utilities Equipment	(625)	(698)	(2,440)	(2,186)
Airline Products	(6,639)	(1,987)	(9,343)	(5,194)
Other Business Activities	(565)	(395)	(1,613)	(221)
Total Operating Profit (Loss)	(18,625)	11,389	(1,912)	34,622

Corporate expenses, net	(5,843)	(2,910)	(12,363)	(10,487)
Pension curtailment expense	—	—	(2,400)	—
Interest and investment income	142	485	1,201	1,197
Interest expense	(640)	(1,161)	(2,576)	(3,131)
Earnings (loss) from continuing operations before income taxes	$(24,966)	$7,803	$(18,050)	$22,201

Tactical Vehicle Systems

The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U.S. Army and others, recorded sales of $110.0 million in the third quarter of Fiscal 2003 compared to $113.7 million a year ago.  The segment delivered 585 trucks and 121 trailers in the third quarter of Fiscal 2003, compared to 571 trucks and 145 trailers in the same period of Fiscal 2002.  By comparison, the 2003 quantities included a lower proportion of larger vehicles, which have a higher unit sales price.  For the first nine months of Fiscal 2003, segment sales were $329.4 million, down slightly from $334.6 million in the first nine months of Fiscal 2002.  Despite an increase in units delivered, sales for the first nine months of Fiscal 2003 were negatively impacted by a higher proportion of lower priced units compared to Fiscal 2002.  Operating profit for the third quarter of Fiscal 2003 decreased to $16.8 million (15.3% operating margin) from $18.4 million (16.2% operating margin) in the third quarter of Fiscal 2002.  For the first nine months of Fiscal 2003, operating profit increased to $51.9 million (15.7% operating margin) from $48.9 million in Fiscal 2002 (14.6% operating margin).  The decreased operating profit for the third quarter is caused by the product and option mix delivered in Fiscal 2003 compared to Fiscal 2002.  For the first nine months, the increased operating profit is primarily attributable to a more profitable product mix, and lower costs associated with bid and proposal activities in the Fiscal 2003 period compared to the comparable period in Fiscal 2002.

Production under the FMTV A1 Competitive Rebuy (“A1CR”) production contract is expected to begin in October 2004, after completion of the current FMTV contract.  Our profit margins on the A1CR contract are expected to be lower than historical margin levels for the current FMTV contract.  Actual future margins of this segment will be dependent upon a number of factors including our ability to achieve efficiencies and other materials and labor cost control measures, the actual quantities and variations of vehicles purchased by the U.S. Army under the A1CR contract, the potential for additional contracts, bid and proposal activities and other factors.  The operating margin this segment will achieve in total may also be impacted by additional sales, if any, to other allied governments and the level of engineering and service provided.

Power Products

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded sales of $127.7 million in the third quarter of Fiscal 2003, flat to the $127.9 million in the corresponding period in Fiscal 2002.  Sales in the first nine months of Fiscal 2003 were $378.9 million, down 8% from $410.7 million recorded in the first nine months of Fiscal 2002.  The decline in sales was primarily a result of lower equipment sales volume, which is largely attributable to overall weakness in the markets we serve.  The Power Products segment reported an operating loss of $6.0 million in the third quarter of Fiscal 2003 compared to a $5.0 million operating loss in the third quarter of Fiscal 2002.  The higher operating loss in the third quarter of Fiscal 2003 was primarily driven by higher operating costs.  For the nine-month period, the segment’s operating loss increased from $1.4 million in Fiscal 2002 to $14.0 million in Fiscal 2003, primarily as a result of the lower sales volume, an unfavorable customer mix within the equipment, parts and service sales, and higher operating costs.

During the fourth quarter of Fiscal 2003, we have realigned the organizational structure of the Power Products business by consolidating eleven geographic areas into five.  This new structure is being implemented in order to improve customer focus, increase quality and efficiency and achieve significant cost savings.  In addition, we are nearing completion of our assessment of our product offerings and facilities to determine any further actions that may be taken.  Some of these actions will likely impact results of operations in the fourth quarter of Fiscal 2003.

For many years, we have had contractual relationships with Detroit Diesel Corporation (“Detroit Diesel”) for the distribution and servicing of its diesel engine products.  Our current contracts with Detroit Diesel expire on December 31, 2003, and we are currently in negotiations to enter into new contracts.  We expect that the new contracts will be bifurcated, with the new contracts for “on-highway” equipment and service matters to be with Detroit Diesel, and the new contracts for “off-highway” equipment and service matters to be with DaimlerChrysler Off-Highway Holding GmbH.  Sales covered by the Detroit Diesel contractual arrangements represent approximately 13% of our total sales during the first nine months of Fiscal 2003.  At present, we are neither able to predict the outcome of our negotiations with Detroit Diesel nor to predict the effect of expected new contract arrangements on our future operations.

Engineered Products

The Engineered Products Division was formed in 2003, and consists of the Petroleum Equipment, Distributed Energy Solutions and Utilities Equipment businesses.

The Petroleum Equipment segment manufactures equipment for the well servicing industry.  Sales in this segment increased by $5.1 million to $23.5 million in the third quarter of Fiscal 2003 and increased by $47.6 million to $81.3 million in the first nine months of Fiscal 2003 from the corresponding periods in Fiscal 2002.  The increase in sales for this segment was attributable to increased volume of equipment sales both domestically and internationally, as capital spending in the oil service industry increased over 2002 levels.  Operating profit in this segment decreased by $1.0 million in the third quarter of Fiscal 2003, but increased $3.3 million in the first nine months of Fiscal 2003 from the corresponding periods in Fiscal 2002.  The decline in operating profit for the third quarter is primarily attributable to lower margin international contracts in Fiscal 2003, along with $0.7 million of restructuring costs associated with the consolidation of manufacturing operations for Engineered Products.  For the first nine months, the improvement in operating profit is primarily attributable to the sales volume growth partially offset by the higher operating expenses attributable to the consolidation of Engineered Products manufacturing operations.

The Distributed Energy Solutions segment primarily packages engine generator sets, performs power plant installations on a turnkey basis and services power plant operations.  Sales for this segment decreased $10.7 million to $7.6 million in the third quarter of Fiscal 2003 and increased $7.2 million to $40.7 million in first nine months of Fiscal 2003, compared to the corresponding periods in Fiscal 2002.  This segment posted a third quarter operating loss of $20.9 million in Fiscal 2003, compared to a $0.6 million operating profit in the third quarter of Fiscal 2002.  For the first nine months, this segment’s operating loss was $27.9 million in Fiscal 2003, compared to $3.6 million in Fiscal 2002.  The operating loss in the third quarter of Fiscal 2003 was primarily attributable to $6.1 million of costs associated with the decision to exit the turnkey engineering, procurement and construction activities within this segment, significantly higher estimated costs to complete certain projects in excess of original estimates, and provisions for contractual claims made by customers for liquidated damages regarding equipment and services provided under existing contracts.  Operating losses in this segment also included expenses of $0.5 million in the third quarter and $1.5 million in the first nine months of Fiscal 2003 related to the consolidation of manufacturing operations.

The Utilities Equipment segment, which manufactures mobile railcar movers, snowblowers and off-road seismic vehicles, generated a $3.8 million sales increase to $5.6 million in the third quarter of Fiscal 2003 and a $6.4 million increase to $11.6 million in the first nine months of Fiscal 2003 from the corresponding periods in Fiscal 2002.  The sales growth is primarily attributable to a contract awarded in December 2002 to provide off-road seismic vehicles for Input/Output, Inc.  Production under this contract began during the second quarter of Fiscal 2003.  This segment posted a third quarter operating loss of $0.6 million in Fiscal 2003, compared to a $0.7 million loss in Fiscal 2002.  For the first nine months, this segment’s operating loss was $2.4 million, compared to $2.2 million in

Fiscal 2002.  This segment’s operating loss in Fiscal 2003 includes $0.3 million of expenses in the third quarter and $0.8 million of expenses in the first nine months related to the consolidation of manufacturing operations in the Engineered Products Division.

Airline Products

The Airline Products segment, which manufactures airline ground support equipment, recognized a slight decrease in sales of $0.4 million to $14.4 million in the third quarter of Fiscal 2003 and an increase of $4.2 million to $47.0 million in the first nine months of Fiscal 2003 compared to the respective corresponding periods in Fiscal 2002.  The increased sales in Fiscal 2003 are primarily attributable to increased sales volume to government and industrial customers, as well as sales of products in the DAVCO product line, which was acquired in December 2002.  Operating loss for this segment increased to $6.6 million in the third quarter of Fiscal 2003 and $9.3 million in the first nine months of Fiscal 2003, compared to $2.0 million in the third quarter and $5.2 million in the first nine months of Fiscal 2002.  The increased operating loss in Fiscal 2003 is primarily attributable a $3.1 million non-cash charge in the third quarter to write down inventory to expected realizable value in connection with management’s decision to liquidate certain inventory in the current market environment.  Order backlog is $4.6 million at the end of the third quarter, a $3.6 million increase from the end of Fiscal 2002.

UNFILLED ORDERS

Unfilled orders consist of written purchase orders and signed contracts.  These unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions.  Purchase options are not included in unfilled orders until exercised.  Unfilled orders as of November 1, 2003 and January 31, 2003 were as follows:

	November 1, 2003	January 31, 2003
	(In millions)

Tactical Vehicle Systems	$550.9	$659.5
Power Products	51.7	38.7
Engineered Products Division
Petroleum Equipment	20.8	64.6
Distributed Energy Solutions	23.0	42.5
Utilities Equipment	1.5	0.7
Airline Products	4.6	1.0
	$652.5	$807.0

Unfilled orders of the Tactical Vehicle Systems segment consist principally of production authorized and appropriated by the U.S. Congress under contracts awarded by the U.S. Army Tank-Automotive and Armament Command (“TACOM”) to manufacture medium tactical vehicles and trailers.  Approximately $90 million of unfilled orders in this segment at November 1, 2003 represents authorized production under the A1CR contract, which is expected to begin production in October 2004.  Unfilled orders in this segment have declined during Fiscal 2003 as we continue to complete previously authorized production under the current FMTV contract.  Additionally, unfilled orders in the Engineered Products Division have declined as work progresses on several large orders received in Fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of cash liquidity include cash and cash equivalents, cash from operations, amounts available under credit facilities and other external sources of funds.  We believe that these sources are sufficient to fund current requirements of working capital, capital expenditures, common stock dividends and other financial commitments.

We have a $150 million unsecured revolving credit facility, which matures on January 31, 2004.  No borrowings were outstanding under the facility at any time during Fiscal 2003 or Fiscal 2002.  The revolving credit facility has a $25 million sub facility, which may be used for letters of credit.  Approximately $6.8 million in letters of credit under the revolving credit facility were outstanding at November 1, 2003.  A commitment fee ranging from 20 to 50 basis points is paid on the daily average unused balance based on our leverage ratio.  Borrowings outstanding would bear interest at several options, including LIBOR plus 75 to 175 basis points based on our leverage ratio, the prime rate, or a competitive bid among the banks.  Based on the first option (LIBOR plus 75 to 175 basis points based on our leverage ratio), the borrowing rate would have been approximately 2.17% as of November 1, 2003.  Prior to its expiration in January 2004, we intend to negotiate an extension of the revolving credit facility on commercially reasonable terms and conditions satisfactory to meet our anticipated needs.  There can be no assurance that we will be able to successfully negotiate such an extension or, if we do, that such extension will include similar terms and conditions, rates of interest and covenants.  Although no borrowings are currently outstanding under the revolving credit facility, failure to negotiate a new facility on terms acceptable to us could restrict our future ability to make acquisitions and fund working capital, capital expenditures, common stock dividends or other financial obligations.

The revolving credit facility agreement contains covenants that restrict indebtedness, guarantees, sales of assets, rentals and other items.  Additional covenants in the revolving credit facility require us to maintain a minimum tangible net worth and interest coverage.  Since these requirements are calculated from earnings and cash flow, our ability to declare and pay dividends could be restricted indirectly.  Primarily as a result of operating losses incurred during Fiscal 2003, we were not in compliance with the interest coverage ratio covenant calculated as of November 1, 2003.  Consequently, we have obtained a waiver from our bank lenders under the revolving credit facility, waiving this covenant violation through January 31, 2004.  As a result of such waiver, we are not restricted from declaring and paying common stock dividends.

During the first nine months of Fiscal 2003, we entered into separate letter of credit facilities with financial institutions totaling $12.5 million, to allow us to issue letters of credit that extend beyond January 31, 2004 as necessary.  Approximately $7.3 million letters of credit under these facilities were outstanding as of November 1, 2003.

In addition, we have $25.0 million in senior notes outstanding as of November 1, 2003.  The senior notes are unsecured and were issued pursuant to an agreement containing a covenant, which imposes a debt to total capitalization requirement.  The senior notes, which bear interest at a rate of 7.38%, are due and payable in May 2006.  Additionally, $30.0 million of such senior notes were paid when due in May 2003.

In addition, our international subsidiaries had foreign currency bank notes payable totaling $2.3 million and $1.5 million at November 1, 2003 and January 31, 2003, respectively.  Such notes payable consist of renewable, secured loans for the purpose of financing our South American operations.  These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by letters of credit issued by us and principally bear market-based variable rates of interest.  We use foreign denominated debt to offset the impact of foreign currency exchange rate fluctuations on our South American operations.

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

As of November 1, 2003, we had net working capital of $275.0 million, compared to $302.2 million at January 31, 2003.  Total current assets at November 1, 2003 were $472.1 million, including $54.3 million of cash and cash equivalents.  Total current liabilities at November 1, 2003 were $197.2 million, including $68.2 million of billings in excess of costs incurred on uncompleted contracts.

Net cash provided by operating activities was $2.6 million for the first nine months of Fiscal 2003, compared to $65.7 million for the corresponding period in Fiscal 2002.  This decrease is primarily attributable to operating losses and increased investment in working capital in Fiscal 2003.  Working capital and other operating accounts provided cash of $31.4 million during the first nine months of Fiscal 2002, but used cash of $15.3 million during the first nine months of Fiscal 2003.  Working capital consumed cash during the first nine months of Fiscal 2003, primarily as a result of the increased number of Petroleum Equipment projects in progress and a $10.6 million pension plan payment made in the third quarter.  Working capital provided cash during the first nine months of Fiscal 2002 as a result of increased customer advances in the Tactical Vehicle Systems segment and a reduction in accounts receivable in other segments due to the slowdown in business activity.

Cash usage for investing activities in the first nine months of Fiscal 2003 increased slightly to $21.2 million compared to the corresponding period in 2002.  Capital spending in Fiscal 2003 includes $3.7 million of buildings and improvements to consolidate the Engineered Products Division’s manufacturing facilities and $4.2 million of rental equipment in the Power Products segment.

Net cash usage in financing activities of $35.1 million in the first nine months of Fiscal 2003 increased by $26.7 million compared to the corresponding period in 2002.  The increase is primarily attributable to the repayment of $30 million in senior notes, which were due and paid on May 30, 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Risk as to Licenses.  Our Power Products and Petroleum Equipment segments are dependent upon and subject to certain Texas state motor vehicle licensing requirements.  Generally, such licenses are renewed annually.  We are currently in discussions with the Motor Vehicle Division of the Texas Department of Transportation as to issues that have been raised concerning licenses necessary for the sale, distribution, installation and warranty repair of certain large engines and transmissions.  The Motor Vehicle Division has proposed that these issues be presented to the Texas Motor Vehicle Board for consideration through its formal opinion process. Although no enforcement action is currently pending against us in such situation, our licenses have not been renewed pending the resolution of the licensing issues that have been raised.  While these licenses have historically been renewed on a regular basis, there can be no assurance that any particular license will be renewed in the future.  The termination of, or failure to renew, key licenses could have a material adverse impact on our operations.  We have assumed in our forward-looking statements that our principal licenses will not be terminated and/or will be renewed as they come up for renewal and that we will resolve satisfactorily the Texas licensing matters.

Forward-Looking Statements

This filing contains forward-looking statements that are based on management’s current expectations, estimates, and projections. These statements are not guarantees of future performance and involve a number of risks, uncertainties, and assumptions and are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Many factors, including those discussed more fully elsewhere herein, in the Company’s latest annual report on Form 10-K, and in the Company’s quarterly reports on Form 10-Q, as well as others, could cause results to differ materially from those stated.  Specific important factors that could cause actual results, performance, or achievements to differ materially from such forward-looking statements include risk of competition, risks relating to technology, risks of general economic conditions, risks of oil and gas industry economic conditions, risks of airline industry economic conditions, risks as to terrorist attacks on the U.S. and their impact on the U.S. economy, risks relating to personnel, risks of dependence on government and failure to obtain new government contracts, inherent risks of government contracts, risks of claims and litigation, risks of product defects, risks as to foreign sales and global trade matters, risks as to cost controls, risks as to information technology, risks as to acquisitions, risks as to currency fluctuations, risks as to environmental and safety matters, risks as to distributorships, risks as to licenses, and credit risks, all as more specifically outlined in the Company’s latest annual report on Form 10-K.  In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, inflation and currency exchange rates and other future factors.  Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

Item 4.  Controls and Procedures

As of November 1, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Interim Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 1, 2003 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports we file with the Securities and Exchange Commission.

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

The Company is a defendant in a suit brought under the qui tam provision of the False Claims Act, United States of America, ex rel.  Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems.  The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000.  The case is set for trial in

March 2004.  The Company believes the claims in the suit are without merit and is vigorously defending the suit.  Nevertheless, an unexpected outcome in the suit could have a material adverse impact on the Company’s results of operations, consolidated financial position and liquidity.

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

During the third quarter of Fiscal 2003, we decided to exit turnkey engineering, procurement and construction activities of our Distributed Energy Solutions business.  With respect to such turnkey activities, we will not be quoting any new business but will be continuing to perform under existing contracts.  In connection with certain existing contracts, we have received a written notice of dispute from a customer regarding equipment and services to be provided to several sites operated by the customer.  In the dispute notice, the customer alleged various contractual claims, including claims for liquidated damages.  The customer acknowledged the expectation of continuing negotiations, but indicated that if the parties were unable to resolve the dispute, it would seek relief in arbitration.  Additional issues have been raised by the customer, and issues exist with respect to the engines and the engine supplier.  Accordingly, we are reviewing issues regarding this situation.  At present, we are unable to predict the outcome of this situation or even the aggregate amount of claims that may be asserted by the customer. We intend to vigorously assert our positions in this matter should it go to arbitration.

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

Item 4. Submission of Matters to a Vote of Security Holders

On June 10, 2003 the Company’s Annual Meeting of Shareholders was held.  Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld and abstaining, or not voting as to each matter.

	For	Withheld

Election of Directors
Michael L. Grimes	23,202,575	1,662,487
Monroe M. Luther	23,201,495	1,663,567
Charles R. Ofner	23,202,563	1,662,499

The following directors’ terms of office continued after the meeting:  Max L. Lukens, Donald E. Stevenson, Robert S. Sullivan, Khleber V. Attwell, C. Jim Stewart III, Darvin M. Winick, and Howard Wolf.  Subsequent to June 10, 2003, Messrs. Grimes and Stewart have resigned from the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K.

(a)          The following exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K.

10.1                           Stewart & Stevenson Services, Inc. 1993 Nonofficer Employee Stock Option Plan (Exhibit 4 of Form S-8 Registration Statement under Commission File No. 033-52881).

31.1                           Chief Executive Officer Certification.

31.2                           Chief Financial Officer Certification.

32.1                           Informational Addendum to Report on Form 10-Q Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Form 8-K Report Date – August 15, 2003 (Stewart & Stevenson Services Announces Fiscal 2003 Second Quarter Earnings Release and Conference Call Schedule)

Items Reported -	Item 7. Exhibits
Item 9. Regulation FD Disclosure

Form 8-K Report Date – August 28, 2003 (Stewart & Stevenson Services Reports Fiscal 2003 Second Quarter Results)

Items Reported -	Item 7. Exhibits
Item 12. Results of Operations and Financial Condition

Form 8-K Report Date – September 15, 2003 (Stewart & Stevenson Announces Resignation of Michael L. Grimes, President and CEO)

Items Reported -	Item 7. Exhibits
Item 9. Regulation FD Disclosure

Form 8-K Report Date – September 17, 2003 (Transcript of Stewart & Stevenson’s Conference Call Held September 16, 2003)

Items Reported -	Item 7. Exhibits
Item 9. Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of December 2003.

STEWART & STEVENSON SERVICES, INC.

By:	/s/ Max L. Lukens
Max L. Lukens
Chairman and Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John B. Simmons
John B. Simmons
Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ L. Scott Biar
L. Scott Biar
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number and Description

10.1	Stewart & Stevenson Services, Inc. 1993 Nonofficer Employee Stock Option Plan (Exhibit 4 of Form S-8 Registration Statement under Commission File No. 033-52881).

31.1	Chief Executive Officer Certification.

31.2	Chief Financial Officer Certification.

32.1	Informational Addendum to Report on Form 10-Q Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.