Form 10-K
period 2004-01-31
STEWART & STEVENSON SERVICES INC
filed 2004-04-15
CIK 94328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended January 31, 2004 (“Fiscal 2003”) or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission file number 0-8493

STEWART & STEVENSON SERVICES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1051605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2707 North Loop West, Houston, Texas	77008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 868-7700

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without par value	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

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

The aggregate market value of voting securities held by non-affiliates of the registrant as of August 2, 2003, the date of the registrant’s most recently completed second fiscal quarter, was $422,455,646, based upon the closing price of the registrant’s common stock on the New York Stock Exchange as of such date.

Number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2004:

Common Stock, Without Par Value:  28,666,010 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Proxy Statement for the 2004 Annual Meeting of Shareholders	Part III (Items 10-14)

PART I

Item 1.  Business

Stewart & Stevenson Services, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Stewart & Stevenson”) was founded in Houston, Texas in 1902 and was incorporated under the laws of the State of Texas in 1947.  Since its beginning, the Company has been primarily engaged in the custom fabrication of engine-driven products.  Stewart & Stevenson consists of five major business segments:  the Tactical Vehicle Systems segment, the Power Products segment, the Engineered Products segment, the Distributed Energy Solutions segment and the Airline Products segment.

The Company’s fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, “Fiscal 2003” commenced on February 1, 2003 and ended on January 31, 2004.  Identifiable assets at the close of Fiscal 2003, 2002, and 2001, net sales and operating profit for such fiscal years for the Company’s business segments, export sales, and sales to customers representing 10% or more of consolidated sales are presented in the Notes to Consolidated Financial Statements contained herein.

TACTICAL VEHICLE SYSTEMS

The Tactical Vehicle Systems segment assembles the Family of Medium Tactical Vehicles (“FMTV”) under contracts with the U.S. Army, and provides sustaining design engineering, service and support.  The initial FMTV contract was awarded in 1991 and called for the production of approximately 11,200 2-1/2-ton and 5-ton trucks in several configurations, including troop carriers, wreckers, cargo trucks, vans and dump trucks.  Production pursuant to the initial FMTV contract was completed as of January 31, 1999.

During October 1998, the Company received a second multi-year contract from the U.S. Army that provides for continued production of the FMTV through December 2004, including currently exercised option years.  The second FMTV contract incorporates an environmentally improved engine, an improved diagnostics system, anti-lock brakes and other improvements.  Production under the second contract, including all available option years, will total approximately 11,484 trucks and 2,292 trailers and have a total contract value of $2.05 billion.

In April 2003, the Company received a third multi-year contract from the U.S. Army that provides for continued production of the FMTV through September 2008.  Base production under the third contract will include 7,063 trucks and 3,826 trailers at an initial contract value of approximately $1.1 billion.  The U.S. Army also has the option to order up to an additional 7,872 trucks and 4,268 trailers over the term of the contract, which could extend beyond September 2008 depending on options exercised.  As of April 13, 2004, the U.S. Army has exercised options for 482 trucks and 167 trailers under this contract.

The U.S. government is the primary customer of the Tactical Vehicle Systems segment, accounting for practically all of the current sales of this segment.  The FMTV contracts are subject to termination at the election of the customer and provide for termination charges that would reimburse the Company for allowable costs, but not necessarily all costs incurred.  The loss of this customer would have a material adverse effect on the Company’s future financial condition and results of operations.

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

The FMTV incorporates engines, transmissions, axles and a number of other components that are specified by the U.S. Army and are available only from the source or sources selected by the U.S. Army.  In addition, the Company uses other suppliers for certain components of the FMTV, some of which are small businesses that are not well capitalized.  Interruption in the supply of any of these components, for any reason, could have a material adverse effect on the results of operations of the Tactical Vehicle Systems segment.  The Company believes that the U.S. Army would compensate the Company for any delays arising from the interruption in the supply of source-specified components under the FMTV contracts.

The Company’s primary competitor in this segment for domestic sales is Oshkosh Truck Corporation.  In addition to Oshkosh, the Company’s primary competitors for international contracts for the sale of vehicles to foreign governments include DaimlerChrysler AG, Tatra, MAN and other companies that may have greater international recognition as vehicle manufacturers than the Company.

In September 2003, the Tactical Vehicle Systems segment submitted an amended bid to the United Kingdom’s Ministry of Defence (“UK MoD”), pursuant to a request for proposals for their multi-year production contract for over 8,000 trucks.  The Company is responding to this opportunity with a U.K.-based consortium of entities that all have experience meeting the requirements of the UK MoD.  The Company anticipates that the UK MoD will announce the preferred bidder in 2004.

In December 2003, the Company announced an agreement with DaimlerChrysler AG that grants the Tactical Vehicle Systems segment the exclusive right to market the Mercedes-Benz Gelandewägen (“G-Wagen”) series of military vehicles to U.S. government authorities, including all federal, state and local government agencies.  This marketing agreement expires in December 2005.  The G-Wagen is available in several configurations with a maximum payload of approximately two metric tons.

Operations of the Tactical Vehicle Systems segment represented 38% of the Company’s consolidated sales during Fiscal 2003 and 2002, and 33% in Fiscal 2001.

POWER PRODUCTS

The Power Products segment sells and rents various industrial equipment; sells components, replacement parts, accessories and other materials supplied by independent manufacturers; and provides in-shop and on-site repair services for industrial, transportation, marine, construction, power generation and material handling equipment.

Most of the parts and equipment sold or rented by the Power Products segment are purchased by the Company from independent manufacturers pursuant to distribution agreements.  The following table contains the name of certain manufacturers with whom the Company presently maintains a significant distribution contract, the year in which the first distribution agreement was signed, a description of the products and territories covered, and the expiration date of the contract, if applicable:

Manufacturer	Distributor Since	Products	Territories	Expiration Date

Detroit Diesel Corporation, a DaimlerChrysler Company	1938	Heavy Duty On-Highway High Speed Diesel Engines	Texas, Colorado, Northern California, New Mexico, Wyoming, Western Nebraska, South Louisiana, Mississippi, Alabama, Venezuela and Colombia	2010

DaimlerChrysler Off-Highway Holding GmbH, a DaimlerChrysler Company (a) (b)	1938	Heavy Duty Off-Highway High Speed Diesel Engines	Texas, Colorado, Northern California, New Mexico, Wyoming, Western Nebraska, South Louisiana, Mississippi, Alabama, Venezuela and Colombia	2004

Electro-Motive Division of General Motors Corporation (a)	1956	Heavy Duty Medium Speed Diesel Engines	Texas, Colorado, New Mexico, Oklahoma, Arkansas, Louisiana, Tennessee, Mississippi, Alabama, Mexico, Central America and parts of South America	2004

Allison Transmission Division of General Motors Corporation (b)	1973	On- and Off-Highway Automatic Transmissions, Power Shift Transmissions and Torque Converters	Texas, Colorado, Northern California, New Mexico, Wyoming, Western Nebraska, South Louisiana, Mississippi, Alabama, Venezuela and Colombia	2004

Hyster Company	1959	Material Handling Equipment	Texas and New Mexico	(c)

Waukesha Engine Division of Dresser, Inc. (a)	1994	Natural Gas Industrial Engines	Colorado, Wyoming, Western New Mexico, Eastern Utah, Oregon, Hawaii, Kansas, Arizona, California, Washington, Nevada, Colombia, and Alaska	2006

Deutz AG (a)	1998	Diesel Engines	Colorado, Eastern Wyoming, Arizona, New Mexico, Western Washington, Alaska, Texas, Oklahoma, Kansas, Arkansas, Louisiana, Mississippi and Western Tennessee	2003 (d)

Thermo King Corporation (e)	1970	Transport Refrigeration Equipment	Northern California	(e)

(a) Also applicable to the Distributed Energy Solutions segment.

(b) Also applicable to the Engineered Products segment.

(c) No expiration date. Agreement may be terminated by written notice of termination by either party under certain conditions.

(d) New agreement currently being negotiated.

(e) Agreement with Thermo King covering areas in Texas and Louisiana was terminated in December 2003; agreement covering Northern California is expected to be terminated in Fiscal 2004.

The Company’s principal distribution agreements are generally non-exclusive agreements and are subject to early termination by the suppliers for a variety of causes, including, but not limited to, a change in control or a change in the principal management of the Company.  No assurance can be given that such distribution agreements will be renewed beyond their expiration dates.  Any interruption in the supply of materials from the original manufacturers, or a termination of a distributor agreement, could have a material adverse effect on the results of operations of the Power Products segment.

During the fourth quarter of Fiscal 2003, the Company decided to exit the business activities associated with the distribution of Mercury Marine and MerCruiser products.  As a result, this distribution agreement was terminated in March 2004 and the assets of this product line were sold for cash proceeds of $3.1 million, subject to adjustment.

Also during the fourth quarter of Fiscal 2003, the Company decided to exit the business activities associated with the Thermo King Corporation distribution agreement.  As a result, the distribution agreement covering areas in Texas and Louisiana were terminated in Fiscal 2003 and the assets of the Thermo King product line in those areas were sold for cash proceeds of $1.4 million.  The Thermo King agreement covering Northern California is expected to be terminated in Fiscal 2004 in connection with the sale of the related assets.

The Company is currently operating under expired distribution agreements with Deutz AG.  Negotiations with Deutz AG are in process and the Company expects to execute contracts which will continue such distribution rights under acceptable terms.

Distribution agreements generally require the Company to purchase and inventory products for resale to end users, original equipment manufacturers, and/or independent dealers within the franchised area of distribution.  Such agreements may contain provisions restricting sales of products outside of the franchised territory and prohibiting the sale of competitive products within the franchised territory.  The Company’s major distribution agreements also require the Company to inventory repair parts, components, and accessories for resale to end users, either directly by the Company or through a dealer network; and to provide aftermarket service support for distributed products within the franchised territory.  The Company also offers in-shop and on-site repair services for related equipment manufactured by businesses with which the Company does not have a distribution agreement.

The Power Products segment also fabricates and markets pump packages, marine propulsion systems and other engine-driven packaged equipment that range in size from 35 hp to 7,000 hp.  Additionally, this segment fabricates and markets generator sets ranging from 25 kw to 1,000 kw and markets generator sets fabricated by the Distributed Energy Solutions segment.  Most generator sets and other engine-driven packaged equipment are based upon diesel, dual fuel or natural gas fueled engines supplied by independent manufacturers with which the Company has a distribution or packaging agreement.  Such agreements do not usually restrict the sale of packaged equipment to a franchised territory, and the products fabricated by the Company are sold on a world-wide basis.

Power Products segment operations are conducted at branch locations located within the Company’s franchised areas of operations.  New products manufactured by suppliers, as well as repair parts, components and accessories are marketed under the trademarks and trade names of the original manufacturer.  Products fabricated by the Company and aftermarket services are marketed under the “Stewart & Stevenson” name and other trademarks, trade names and service marks owned by the Company.

The Power Products segment competes with other manufacturers and their distributors in the sale of original equipment, with the manufacturers and distributors of non-original equipment parts for the sale of spare parts, and with independent repair shops for in-shop and on-site repair services.  No single competitor competes against the Company’s Power Products segment in all of its businesses, but certain competitors may have a leading position in different product areas.  Major competitors in the sale of packaged diesel and gas-fired reciprocating engine equipment include Caterpillar, Inc., Cummins, Inc. and their respective distributors.

Operations of the Power Products segment accounted for approximately 43%, 47% and 46% of the Company’s consolidated sales during Fiscal 2003, 2002 and 2001, respectively.

ENGINEERED PRODUCTS

The Engineered Products segment provides a wide array of equipment and services used in various industries.  The Engineered Products segment manufactures coil tubing, acidizing, fracturing and seismic equipment systems for the oil service industry as well as railcar mover and snow removal equipment for their respective markets.  Many of this segment’s products are manufactured according to proprietary designs and are protected by appropriate process and apparatus patents.  Other products may be manufactured according to the designs or specifications of customers.

Some of the products and components used in the fabrication of equipment are obtained from independent manufacturers pursuant to distribution agreements as indicated in the table included in the Power Products segment above.  These agreements do not restrict the sale of fabricated equipment to a franchised territory, and as a result, the products fabricated by the Company are marketed worldwide.  Other products and components incorporated into this segment’s products are purchased from independent suppliers, and some of these components are manufactured according to designs and specifications that are owned by the Company and subject to non-disclosure arrangements.  The Engineered Products segment is not dependent on a single supplier for any critical component.

The Engineered Products segment operations are conducted at fabricating facilities located in Houston, Texas.  Products fabricated by the Company and aftermarket services are marketed worldwide under the “Stewart & Stevenson” name and other trademarks, trade names and service marks owned by the Company.  Railcar movers are sold under the Rail King® trademark.  The Engineered Products segment also utilizes the Power Products segment branch facilities and personnel to perform aftermarket service and support for product offerings.

A significant portion of oil service equipment sales are derived from customers outside the United States, principally in China, India and Russia.  These sales are difficult to predict and typically come in large volume orders and require long lead times to complete.  The sales derived from customers in the United States are primarily driven by the capital spending budgets of the oilfield service companies this segment serves and, to some extent, the internal capacity of some customers to package their own equipment.  Demand for the segment’s other products offerings tends to mirror the U.S. economy as a whole.

The Engineered Products segment competes with other manufacturers and their distributors in the custom packaging of equipment for the oil service industry, with manufacturers and distributors of railcar movers and snow removal equipment, with manufacturers and distributors of non-original equipment parts for the sale of spare parts, and with independent repair shops for in-shop and on-site repair services.  No single competitor competes against the Company’s Engineered Products segment in all of its businesses, but certain competitors may have a leading position in different product areas.  The Company encounters significant price competition in this segment, particularly with respect to international equipment sales.  Major competitors in the oil service sector include Caterpillar, Inc. and Halliburton Company in fracturing and acidizing equipment and Varco International, Inc. in coil tubing systems.  Major competitors in the railcar mover and snow removal equipment businesses are Trackmobile and Oshkosh Truck Corporation, respectively.

In the third quarter of Fiscal 2002, the Company sold its blowout preventer and controls, valve and drilling riser business and classifies any activities associated with this business as discontinued operations.

Operations of the Engineered Products segment represented 9%, 6% and 7% of the Company’s consolidated sales during Fiscal 2003, 2002 and 2001, respectively.

DISTRIBUTED ENERGY SOLUTIONS

The Distributed Energy Solutions segment packages reciprocating diesel and natural gas engine generator sets and markets power generation solutions in domestic and certain international markets.  This segment also designed, installed and serviced power plant operations on a turnkey basis prior to the Company’s third quarter Fiscal 2003 decision to exit such activities.  With respect to such turnkey activities, the Company is not quoting any new business but continues to perform under existing contracts.

In the third quarter of Fiscal 2003, the Company announced its decision to exit the turnkey engineering, procurement and construction (“EPC”) activities within the Distributed Energy Solutions segment.  EPC activities accounted for the majority of historical losses in this segment since its inception.  Under this exit plan, the Company expects that all remaining EPC contractual obligations will be substantially completed in Fiscal 2004.  The Company will, however, retain and execute obligations under certain fixed price operation and/or maintenance contracts related to EPC projects, which have terms ranging from two to nine years.  While the ultimate financial outcome of these contracts is largely dependent upon the performance and durability of the related equipment, the Company does not expect that future losses on these operation and maintenance contracts will be material in any given year.

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

The Distributed Energy Solutions segment fabricates and sells custom generator sets that range in size from 280 kw to 5,700 kw.  Most generator sets and other engine-driven packaged equipment are based upon diesel, dual fuel, landfill or natural gas fueled engines supplied by independent manufacturers with whom the Company has distribution or OEM packaging agreements.  Such agreements do not usually restrict the sale of packaged equipment to a franchised territory, and the products fabricated by the Company are sold on a worldwide basis.  Other services previously offered by the Distributed Energy Solutions segment included turnkey EPC services, operation and maintenance, professional services, green field development, building modifications, equipment upgrades and retrofits, emission control systems testing and environmental compliance testing.

The Distributed Energy Solutions segment operations are conducted at fabricating facilities located in Houston, Texas and Sacramento, California.  As a result of the decision to exit the EPC activities, operations in the Sacramento, California location will be closed in Fiscal 2004.  The Distributed Energy Solutions segment also utilizes the Power Products segment branch facilities and personnel to perform aftermarket service and support for product offerings.

New products manufactured by suppliers, as well as repair parts, components and accessories are marketed under the trademarks and trade names of the original manufacturer.  Products fabricated by the Company and aftermarket services are marketed under the “Stewart & Stevenson” name and other trademarks, trade names and service marks owned by the Company.

The Company’s principal OEM agreements are subject to early termination by the suppliers for a variety of causes, including a change in control or a change in the principal management of the Company.  No assurance can be given that such OEM agreements will be renewed beyond their expiration dates.  Any interruption in the supply of materials from the original manufacturers, or a termination of an OEM agreement, could have a material adverse effect on the results of operations of the Distributed Energy Solutions segment.

The Distributed Energy Solutions segment competes with other manufacturers and their distributors in the custom packaging of generator sets, with manufacturers and distributors of non-original equipment parts for the sale of spare parts, and with independent repair shops for in-shop and on-site repair services.  No single competitor competes against the Company’s Distributed Energy Solutions segment in all of its businesses, but certain competitors may have a leading position in different product areas.  Major competitors in the custom packaging of generator sets include Caterpillar, Inc., Cummins Inc. and others.

Operations of the Distributed Energy Solutions segment accounted for approximately 4%, 5% and 9% of the Company’s consolidated sales during Fiscal 2003, 2002 and 2001, respectively.

AIRLINE PRODUCTS

The Airline Products segment manufactures internal combustion and electric propulsion aircraft ground support equipment that includes aircraft tow tractors, gate pushback tractors, baggage tow tractors, beltloaders, air start units and air conditioning units.  Some of this segment’s products are manufactured according to proprietary designs and are protected by appropriate process and apparatus patents.  Other products may be manufactured according to the designs or specifications of customers.  During the second half of Fiscal 2001, the Airline Products segment consolidated its ground support business by combining its Houston operation into its existing operations located in the Marietta, Georgia area.

The Airline Products segment purchases many of the components incorporated into its products from independent suppliers.  This segment is not dependent on a single supplier for any critical component and sells the majority of its products to the airline industry, which has a global customer base.  Airline products are sold under the “S&S Tug” and “Stewart & Stevenson Tug” trade names. Demand for this segment’s products is generally dependent on the profitability of the airline industry and successful competition for military contracts.  The Airline Products segment markets its products domestically and internationally in the commercial and military aerospace industry, and in industrial markets.

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

In December 2002, the Company acquired the assets of DAVCO Industries, a manufacturer of aircraft ground support equipment specifically designed for the regional airline market.  This acquisition expanded the Airline Products segment’s offerings to include ground power, rectifiers, small air conditioning and air starts, towbars and other support equipment.

Operations of the Airline Products segment represented 5%, 5% and 6% of the Company’s consolidated sales during Fiscal 2003, 2002 and 2001, respectively.

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

INTERNATIONAL OPERATIONS

International operations are subject to risks caused by political and economic factors such as foreign governmental decrees, currency exchange rate volatility and inflation.  The company maintains operations in various foreign jurisdictions, including Colombia, Venezuela and Argentina.  The Company monitors the political and economic developments in those countries.  As of January 31, 2004, its total investment in inventory and fixed assets in Colombia and Venezuela was approximately $5.0 million.

International sales are also subject to the effects of governmental decrees, exchange rates and inflation.  In many cases, the Company accepts payments denominated in U.S. dollars and sells to customers outside the United States against letters of credit drawn on established international banks, thus limiting the Company’s exposure to the effects of exchange rate fluctuations and customer credit risks.

UNFILLED ORDERS

The Company’s unfilled orders consist of written purchase orders and signed contracts.  Historically, cancellations are rare; however, these unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions.  Purchase options are not included in unfilled orders until exercised.  Unfilled orders relating to continuing operations at the close of Fiscal 2003 and Fiscal 2002 were as follows:

	Estimated percentage to be recognized in Fiscal 2004	Unfilled orders at January 31, (In millions)
		2004	2003
Tactical Vehicle Systems	99%	$453.0	$659.5
Power Products	100%	26.4	38.7
Engineered Products Division	100%	20.1	65.3
Distributed Energy Solutions	100%	19.5	42.5
Airline Products	100%	7.0	1.0
		$526.0	$807.0

Unfilled orders of the Tactical Vehicle Systems segment at January 31, 2004 consisted principally of remaining production related to the sixth program year under the U.S. Army contract awarded in October 1998, as well as the funded portion of the third FMTV contract awarded in April 2003.  Production under the October 1998 contract is expected to be complete in December 2004, and full rate production under the third FMTV contract is expected to begin in November 2004.

ENVIRONMENTAL MATTERS

The Company’s operations are subject to numerous local, state and federal laws and regulations, including the regulations promulgated by the Occupational Safety and Health Administration, the U.S. Environmental Protection Agency and the U.S. Department of Transportation.  The Company believes that it is in substantial compliance with these laws and regulations.  In addition, the costs and expenditures related to compliance and remedial action under these laws and regulations were not material in Fiscal 2003, 2002 or 2001, and the Company currently expects that such costs and expenditures will not be material in Fiscal 2004.

Environmental laws, particularly those governing emissions standards, noise and disposal of hazardous wastes, have become more stringent in recent years.  While the Company is not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on its business, it is always possible that an environmental claim with respect to one or more of the Company’s current or former product offerings or facilities could arise that could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

EMPLOYEES

As of January 31, 2004, the Company employed approximately 3,300 full and part-time employees.  In the normal course of business, the Company utilizes the services of subcontractors.  As of January 31, 2004, approximately 83 employees were members of unions and work under various collective bargaining agreements.  The Company believes that its employee relations are generally satisfactory.

AVAILABLE INFORMATION

The Company will make available its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge through our internet website at www.ssss.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “Commission”).

The information contained on the Company’s website is not incorporated by reference into this Form 10-K and should not be considered to be a part of this Form 10-K.

Item 2.  Properties.

The Company maintains its corporate executive and administrative offices at 2707 North Loop West, Houston, Texas, which occupy approximately 30,500 square feet of leased space.

The Tactical Vehicle Systems segment is located in a 551,200 square foot Company-owned facility in Sealy, Texas.  The Tactical Vehicle Systems segment also leases 29,600 square feet within 6 facilities located in Virginia, North Carolina, Georgia, Tennessee, and Michigan.

The Power Products segment leases 92,700 square feet of office, warehouse and shop space in Houston, Texas primarily to support this segment’s headquarters office, marketing department, centralized administrative functions, records storage, transportation and training operations.  To service its distribution territory, the Power Products segment maintains customer service centers occupying 947,600 square feet of owned space and 628,900 square feet of leased space in 39 cities in Texas, Louisiana, Colorado, New Mexico, Wyoming, Utah, Kansas, Washington, California, Arizona, Arkansas, Alaska, Virginia and Florida.  The Power Products segment also leases 56,100 square feet in three locations in its Venezuela operations, approximately 57,800 square feet in four locations in Colombia, and 3,200 square feet in Argentina.

The Engineered Products and Distributed Energy Solutions segments are headquartered in the same facility in Houston, Texas, where the Company owns approximately 242,100 square feet devoted to manufacturing, warehousing and administration.  This facility was expanded by 57,100 square feet in Fiscal 2003 as part of the Company’s manufacturing consolidation effort.  As a result of this effort, the Company was able to vacate a 388,000 square foot facility located in Houston, Texas which is currently being marketed for sale.

The Airline Products segment is headquartered in Marietta, Georgia, where the Company leases a 149,000 square foot facility.  Airline products are also manufactured and assembled in a Company-owned 87,000 square foot facility in Kennesaw, Georgia.  The Company also maintains airport service centers occupying 14,300 square feet of leased space in 4 cities in Georgia, Florida, Missouri and Arizona.

In addition to the 388,000 square foot Houston facility mentioned above, the Company owns five facilities containing approximately 78,400 square feet in the aggregate, which are currently being leased to third parties or being marketed for sale.

The Company considers all property owned or leased by it to be well maintained, adequately insured and suitable for its purposes.

Item 3.  Legal Proceedings.

U.S. Government Contingencies:  During Fiscal 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show.  The Company is advised that the U.S. Customs Service and the Department of Justice have since such event carried on an investigation of potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems, and firearms.  Such investigation could result in the filing of civil or administrative sanctions against the Company and/or individual employees, and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. government or the benefit of federal assistance payments.  While they are possible, the Company does not believe that criminal sanctions will be sought.  The Company believes that resolution of this matter will not have a material adverse effect on its consolidated results of operations in any period or upon its consolidated financial condition or liquidity and believes that the resolution of the matter that is possibly most adverse to the Company will involve the payment of a civil penalty that will not materially adversely affect the Company.

The Company is a defendant in a suit brought under the qui tam provision of the False Claims Act, United States of America, ex rel.  Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems.  The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000.  On February 2, 2004, the District Court found in favor of the Company and dismissed all of the plaintiff’s claims by summary judgment without proceeding to trial.  After having all claims dismissed by the District Court, the plaintiffs then filed a notice of appeal on March 1, 2004 in the United States Court of Appeals for the Fifth Circuit, No. 04-20209.  This is the appeal from the summary judgment dismissal of the complaint originally brought under the qui tam provision of the False Claims Act.  The briefing schedule has not yet been determined by the court of appeals.  A decision by the Fifth Circuit is not expected until the fourth quarter of 2004 or sometime in 2005.  The grounds for appeal are not fully known, but the Company believes the District Court correctly dismissed all of the plaintiff’s claims as being without merit and will continue to vigorously defend the suit in the court of appeals.  While the Company does not believe that an adverse outcome is reasonably likely, an unexpected adverse outcome in the suit could have a material adverse impact on the Company’s consolidated results of operations, financial position and liquidity.  The Company is presently unable to determine whether any liability has been incurred in this matter, other than legal fees and expenses, which have been provided for, or to reasonably estimate the amount or range of any loss that may result from this matter, and thus no accruals have been recorded in this matter other than estimated legal fees and expenses relating to the appeal.

Diamond Offshore Litigation:  The Company is a defendant in a suit brought by several subsidiaries of Diamond Offshore on May 30, 2002, arising out of claims relating to a marine riser manufactured by the Company and purchased by Diamond Offshore for use on its Ocean Baroness semi-submersible drilling rig, Cause No. 2002-27831; Diamond Offshore International Corporation, Diamond Offshore Company, Diamond Offshore Services Company, Diamond Offshore (USA), Inc., Diamond Offshore International Limited, and Diamond Offshore Drilling, Ltd. v. Stewart & Stevenson Services, Inc.; in the District Court of Harris County, Texas 125th  Judicial District Court (the “Baroness Litigation”).  The suit was filed following a parting of the marine riser during deep water drilling operations and seeks to recover damages that are not specified in the petition.

In a separate transaction on or about September 13, 2001, Diamond Offshore contracted with the Company for a marine riser for use on its Ocean Rover semi-submersible drilling rig.  The Company was fulfilling this order, when, on August 19, 2002, Diamond Offshore amended its petition in the Baroness Litigation to seek a declaration that Diamond Offshore has no further contractual obligations to the Company with respect to the Ocean Rover riser.  On August 21, 2002, before being served with Diamond Offshore’s amended petition in the Baroness Litigation, the Company filed a separate lawsuit against Diamond Offshore seeking to recover damages, including attorneys’ fees for the unilateral cancellation of the Rover contract, (the “Rover Litigation”).  On August 30, 2002, the Court transferred the Rover Litigation to the 125th Judicial District Court where the Baroness Litigation is pending.  The two cases have been consolidated into one lawsuit in the 125th Judicial District Court.  The Company is vigorously prosecuting its claims against Diamond Offshore and defending the claims asserted against it by Diamond Offshore in this lawsuit.

It is presently impossible for the Company to determine the ultimate outcome of the Diamond Offshore disputes or whether their resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount or range of any loss that may result from these matters.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it believes are adequate for certain estimated legal fees that it expects to incur associated with these matters, which estimated legal fees are based on the Company’s experience to date in this litigation as to discovery activities and procedural filings with respect to the case.

Environmental Contingencies:  In 2001, the Company received from the United States Environmental Protection Agency (“EPA”) a Request for Information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, for information pertaining to the R&H Oil Company Site in San Antonio, Texas (the “Site”).  Information provided to the Company by the EPA indicates that the Company may have sent waste oils to the Site for recycling in the late 1980s, and that such waste oils may potentially account for between one and two percent of the volume of total wastes received by the oil recycler at the Site.  Since the Company expects to receive a claim for cleanup and other costs related to this site, it has established reserves which it believes to be adequate at this time.  As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, changes in these and other factors may result in actual costs exceeding the current environmental reserves.  While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company believes that the most likely outcome in this environmental matter is the expenditure of an immaterial amount of consideration as a contribution to the remediation effort.

The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury and warranty matters normally incident to the Company’s business.  No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which the Company conducts its business or on its consolidated results of operations, financial position or liquidity.  The Company maintains certain insurance policies that provide coverage for product liability and personal injury cases.  The Company has established reserves that it believes to be adequate based on current evaluations and its experience in these types of claim situations.  Nevertheless, an unexpected outcome in any such case could have a material adverse impact on the Company’s consolidated results of operations in the period it occurs.  Moreover, future adverse developments in such cases could require material changes in the recorded reserve amounts.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

Since October 18, 2002, the Company’s common stock has been traded on the New York Stock Exchange under the symbol “SVC”.  Prior to that date, the Company’s common stock was traded on the NASDAQ Stock Market under the symbol “SSSS”.  There were 551 shareholders of record as of February 29, 2004.  The following table sets forth the high and low sales prices relating to the Company’s common stock and the dividends declared by the Company in each quarterly period within the last two fiscal years.

	Fiscal 2003			Fiscal 2002
	High	Low	Dividend	High	Low	Dividend

First Quarter	$15.38	$9.09	$0.085	$19.91	$14.75	$0.085
Second Quarter	16.50	12.66	0.085	19.73	12.20	0.085
Third Quarter	18.08	14.82	0.085	14.10	9.54	0.085
Fourth Quarter	17.16	12.60	0.085	15.74	10.25	0.085

On December 9, 2003, the Board of Directors approved a dividend of $0.085 per share for shareholders of record on January 31, 2004, which dividends were paid on February 13, 2004.  Also, on April 13, 2004, the Board of Directors approved a dividend of $0.085 per share for shareholders of record on April 30, 2004, which dividends will be paid on May 14, 2004.  Declaration and payment of dividends in the future is dependent upon the Company’s earnings and liquidity position, among other factors.

Item 6.  Selected Financial Data.

The Selected Financial Data set forth below have been derived from the audited consolidated financial statements of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and notes thereto, included elsewhere herein.

(In thousands, except per share data)	Fiscal 2003	Fiscal 2002	Fiscal 2001	Fiscal 2000	Fiscal 1999
Income Statement Data:
Sales	$1,175,566	$1,175,634	$1,329,510	$1,111,050	$861,264

Gross profit	87,089	160,451	178,718	171,458	122,766

Selling, administrative and other expenses	157,984	136,924	148,757	120,482	100,680
Impairment of assets	9,008	7,770	—	—	—
Recovery of costs incurred, net	—	—	(39,000)	—	—
Pension curtailment expense	2,400	—	—	—	—
Other income, net	(620)	(580)	(3,472)	(4,755)	(6,214)
Operating profit (loss)	(81,683)	16,337	72,433	55,731	28,300

Net earnings (loss) from continuing operations before cumulative effect of change in accounting	(52,337)	10,763	45,344	35,157	15,942
Net earnings (loss)	(53,203)	(7,201)	42,223	35,354	24,330

Per Share Data:
Net earnings (loss) from continuing operations per share:
Basic	$(1.83)	$0.38	$1.60	$1.25	$0.57
Diluted	(1.83)	0.38	1.57	1.24	0.57
Net earnings (loss) from discontinued operations per share:
Basic	(0.03)	(0.50)	(0.11)	0.01	0.30
Diluted	(0.03)	(0.50)	(0.11)	0.01	0.30
Net earnings (loss) per share:
Basic	(1.86)	(0.25)	1.49	1.26	0.87
Diluted	(1.86)	(0.25)	1.46	1.25	0.87
Weighted average shares outstanding:
Basic	28,560	28,479	28,325	28,026	27,989
Diluted	28,560	28,690	28,865	28,373	28,042
Cash dividends declared per share	0.34	0.34	0.34	0.34	0.34

Balance Sheet Data:
Cash and cash equivalents	$53,959	$107,994	$81,438	$110,174	$11,715
Working capital	219,531	270,326	310,096	300,486	263,349
Total assets	605,655	652,635	649,055	638,862	646,012
Short-term debt (including current portion of long-term debt)	2,182	31,704	3,364	33,048	34,006
Long-term debt	26,260	26,531	56,600	66,327	77,881
Shareholders’ equity	297,483	362,008	391,231	360,584	334,448

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis, as well as the accompanying consolidated financial statements and the notes thereto, will aid in understanding our results of operations as well as our financial position, cash flows, indebtedness and other key financial information.  The following discussion may contain forward-looking statements.  In connection therewith, please see “Factors That May Affect Future Results” contained herein, which identify important factors that could cause actual results to differ materially from those predicted or implied in the forward-looking statements.

Business Segment Table

(In thousands, except percentages)

	Sales
	Fiscal 2003	Fiscal 2002	Fiscal 2001
Tactical Vehicle Systems	$445,686	$450,849	$432,288
Power Products	509,981	547,369	610,298
Engineered Products	111,299	66,423	97,873
Distributed Energy Solutions	44,867	57,031	115,728
Airline Products	63,733	53,962	73,323
Total Sales	$1,175,566	$1,175,634	$1,329,510

	Operating Profit (Loss)
	Fiscal 2003	Fiscal 2002	Fiscal 2001

Tactical Vehicle Systems	$67,921	$69,326	$103,474
Power Products	(51,218)	(10,220)	11,742
Engineered Products	(11,025)	(2,933)	(1,077)
Distributed Energy Solutions	(55,957)	(8,459)	(12,449)
Airline Products	(13,153)	(16,999)	(15,709)
Corporate	(18,251)	(14,378)	(13,548)
Total operating profit (loss)	(81,683)	16,337	72,433
Interest expense	3,202	4,261	5,400
Interest and investment income	(1,475)	(1,763)	(3,415)
Earnings (loss) from continuing operations before taxes	$(83,410)	$13,839	$70,448

	Operating Profit (Loss) as a Percentage of Sales
	Fiscal 2003	Fiscal 2002	Fiscal 2001

Tactical Vehicle Systems	15.2%	15.4%	23.9%
Power Products	(10.0)	(1.9)	1.9
Engineered Products	(9.9)	(4.4)	(1.1)
Distributed Energy Solutions	(124.7)	(14.8)	(10.8)
Airline Products	(20.6)	(31.5)	(21.4)
Consolidated	(6.9)%	1.4%	5.4%

RESULTS OF OPERATIONS

Overview

Fiscal 2003 was a year of disappointing financial performance, as all but one of our business segments reported an operating loss for the second consecutive year.  It was also a year marked by many strategic actions and events throughout all of our business segments, as well as within our corporate headquarters.  These events represent important steps toward improving the overall financial performance of the Company.  As we enter Fiscal 2004, we plan to continue our execution of the management action plans required to achieve acceptable financial returns throughout all of our operating segments.

Some of the more significant events in Fiscal 2003 are identified in the following table by consolidated statement of operations line item and resulted in the following significant charges in Fiscal 2003 (in millions):

	Gross Profit	Selling and Administrative Costs	Impairment of Assets/Pension Curtailment	Total

Power Products:
Inventory impairment	$4.5	$—	$—	$4.5
Goodwill impairment	—	—	4.5	4.5
Employee separation costs	—	1.7	—	1.7
Legal expenses	—	2.5	—	2.5
Total Power Products	4.5	4.2	4.5	13.2

Engineered Products:
Inventory impairment	1.6	—	—	1.6
Costs associated with manufacturing consolidation	—	1.8	—	1.8
Long-lived asset impairment	—	—	2.5	2.5
Total Engineered Products	1.6	1.8	2.5	5.9

Distributed Energy Solutions:
Inventory impairment	12.9	—	—	12.9
Customer contract issues	14.6	5.2	—	19.8
Costs associated with manufacturing consolidation	—	2.0	—	2.0
Long-lived asset impairment	—	—	2.0	2.0
Total Distributed Energy Solutions	27.5	7.2	2.0	36.7

Airline Products:
Inventory impairment	3.1	—	—	3.1

Corporate:
Employee separation costs	—	4.6	—	4.6
Pension curtailment expense	—	—	2.4	2.4
Self-insurance reserves	—	1.4	—	1.4
Total Corporate	—	6.0	2.4	8.4

	$36.7	$19.2	$11.4	$67.3

Corporate

During the second half of Fiscal 2003 and early Fiscal 2004, a number of significant management changes took place.  Max Lukens was named President and Chief Executive Officer in February 2004, after serving in such capacity on an interim basis since September 2003.  Don Kyle joined the Company as president of the Power Products Division in January 2004.  Shortly thereafter, Mark Whitman joined the Company as president of the Engineered Products Division and Pete DeFronzo was named president of the Distributed Energy Solutions segment.  In addition, several corporate positions were eliminated.

Soon after Mr. Lukens was appointed Interim President and Chief Executive Officer in September 2003, we initiated a strategic review of all of our primary businesses.  As a part of this review, we refocused our primary operating metrics and management incentive measurements to emphasize the need to improve our return on shareholder invested capital.  Using the Company’s total weighted average cost of capital (which we currently believe to be approximately 12% per annum) as the threshold for acceptable return, we are reviewing each business segment’s performance and potential for achieving this threshold.  Within each business segment, we are taking the actions that we believe will help us achieve and sustain an acceptable return on invested capital.  Depending upon the circumstances and our assessment of the long-term potential for a given business activity or product offering, such actions might include headcount reductions and other cost control measures, the realignment or restructuring of sales or distribution channels, or the orderly exit of the business activity via sale, closure or wind-down.  As a result of this ongoing review, strategic actions were taken within the Distributed Energy Solutions and Power Products segments during the second half of Fiscal 2003.  These actions are described in more detail below.

Additionally, to reduce ongoing operating costs and improve our competitive position, we froze the benefits earned under our defined benefit pension plan, our defined benefit supplemental executive retirement plan and our postretirement medical plan effective July 1, 2003.  Excluding one-time, non-cash pension curtailment expenses of $2.4 million, these changes reduced our pension and postretirement expense by approximately $6.2 million in Fiscal 2003 from what they otherwise would have been, based on actuarial projections.  Further, these changes are expected to reduce our pension and postretirement expense significantly in future years from what they otherwise would have been, based on actuarial projections.

Tactical Vehicle Systems

In April 2003, the U.S. Army awarded us the FMTV A1 Competitive Rebuy (“A1CR”) production contract.  The A1CR contract includes the production of 10,889 FMTV trucks and trailers over a five-year period, with an option for 12,140 additional trucks and trailers.  Full rate production under the A1CR contract is expected to begin in November 2004.

In December 2003, we announced an agreement with DaimlerChrysler AG that grants us the exclusive right to market the Mercedes-Benz Gelandewägen (“G-Wagen”) series of military vehicles to U.S. government authorities, including all federal, state and local government agencies.  This marketing agreement expires in December 2005.  The G-Wagen is available in several configurations with a maximum payload of approximately two metric tons.

Power Products

During the fourth quarter of Fiscal 2003, several significant actions have been taken to improve profitability of this segment, including:

•                  The decision to exit the Thermo King product offering, and the sale of related assets in Texas and Louisiana.

•                  The closure of four under-performing branch locations.

•                  Reduction of approximately 200 employees in order to improve the segment’s cost structure.

•                  Implementation of programs to liquidate slow moving inventory in order to reduce capital investment in the business.

Subsequent to our Fiscal 2003 year end, we also sold the assets of our wheelchair lift manufacturing and MerCruiser distribution product offerings, for aggregate cash proceeds of $4.0 million and no material gain or loss.  We intend to continue to evaluate the many activities in this business segment in Fiscal 2004 and take the appropriate actions in order to improve the segment’s contribution to the Company’s return on invested capital.

Engineered Products

During Fiscal 2003, we completed our manufacturing operations consolidation project, which was approved by management in January 2003.  This project included the relocation of the Houston fabrication facility for the Distributed Energy Solutions segment, along with the railcar mover and snow blower manufacturing operations from the Utilities Equipment business into an existing Engineered Products facility in Houston, Texas.  Total capital expenditures related to this project were $7.1 million and total operating expenses were $3.8 million, all of which were incurred during Fiscal 2003.

Distributed Energy Solutions

Subsequent to our review of all primary businesses in the third quarter of Fiscal 2003, we announced the decision to exit the turnkey engineering, procurement and construction (“EPC”) activities of our Distributed Energy Solutions segment, which had operations in Sacramento, California and Houston, Texas.  This plan was approved by management in October 2003.

Airline Products

In an effort to reduce invested working capital in this business segment, we initiated a plan to expedite the liquidation of certain inventory in the current market environment.

Fiscal 2003 vs. Fiscal 2002

Fiscal 2003 sales were unchanged from Fiscal 2002 at $1,176 million. A 68% sales increase in the Engineered Products segment in Fiscal 2003 was offset by sales declines in the Power Products, Distributed Energy Solutions, and Tactical Vehicle Systems segments of 7%, 21%, and 1%, respectively, compared to Fiscal 2002.

Gross profit decreased $73.4 million to $87.1 million in Fiscal 2003 from Fiscal 2002.   This decline reflects a gross profit margin decrease to 7.4%, compared to 13.6% in Fiscal 2002.  The decline in gross profit margin is primarily attributable to the Distributed Energy Solutions segment, which generated $42.1 million of the decline and the Power Products segment, which contributed an additional $17.8 million of gross profit margin deterioration.  To a lesser extent, the Airline Products and Engineered Products segment also contributed to the decline, generating a $5.6 million and $4.6 million profit margin deterioration, respectively.  The remainder of the variance is primarily due to a change in sales mix between business segments.  The Fiscal 2003 gross profit includes $22.1 million of non-cash charges associated with inventory impairment charges resulting from management actions taken in the second half of the year.  The breakdown of these inventory impairment charges are identified below in segment data.

Fiscal 2003 results include $9.0 million of asset impairment charges pursuant to analyses prepared in accordance with SFAS No. 142 and SFAS No. 144 within the Engineered Products, Distributed Energy Solutions, and Power Products segments.  Fiscal 2002 results include a $7.8 million asset impairment charge within the Airline Products segment.  These asset impairment charges are described further in the segment data section below.

Selling and administrative expenses increased by $21.1 million, or 15%, to $158.0 million in Fiscal 2003 from Fiscal 2002.  Selling and administrative expenses in Fiscal 2003 include the $19.2 million of significant charges associated with key management actions noted above, which are described in more detail in the segment data below.  The remainder of the change from Fiscal 2002 is attributable to increases in certain operating expenses, which were largely offset by cost reduction actions.

As mentioned above, the employee benefits earned under our defined benefit pension plan, defined benefit supplemental executive retirement plan and our postretirement medical plan were frozen effective July 1, 2003.  These changes resulted in a one-time non-cash charge of $2.4 million to write off previously unamortized prior service costs (pension curtailment expense) during the first quarter of Fiscal 2003.

Net interest expense decreased by $0.7 million from Fiscal 2002 to $1.7 million in Fiscal 2003.  The decrease in interest expense is primarily attributable to the scheduled payment of $30.0 million on long-term borrowings that was made in May 2003.

The effective tax rate was 37.3% for Fiscal 2003 compared to 22.2% for Fiscal 2002.  The lower Fiscal 2002 effective tax rate is primarily the result of the unusually large impact of federal tax credits in proportion to the relatively small pre-tax income figure, along with state and foreign income tax benefits which did not recur in Fiscal 2003.  In Fiscal 2004, we do not expect that tax benefits or credits will represent a significant portion of pre-tax income, and as such, we anticipate that the effective tax rate will remain relatively consistent with Fiscal 2003.

Discontinued operations generated an after-tax loss of $0.9 million in Fiscal 2003, compared to an $8.7 million loss in Fiscal 2002.  These losses in Fiscal 2003 primarily represent costs associated with retained contracts, warranty and legal claims and obligations associated with our discontinued blowout preventer and controls, valve and drilling riser business, which was sold during Fiscal 2002.  In addition, in the second quarter of Fiscal 2002, we recognized a loss from disposal of this business of $5.6 million, net of tax, resulting from the sale of these operations.  We do not anticipate any future significant losses from the retained obligations of this discontinued business, with the possible exception of the Diamond Offshore litigation discussed in Item 3 above and in Note 12 to the consolidated financial statements.  We are presently unable to determine whether a material liability has been incurred in the Diamond Offshore matters or to reasonably estimate the amount or range of any loss that may result from such matters.

In the first quarter of Fiscal 2002, we recognized, as a cumulative effect of a change in accounting principle, a charge of $3.7 million net of tax, or $0.13 per diluted share, upon adoption of new accounting standards related to the valuation of goodwill and other intangible assets.

Net loss from continuing operations recognized in Fiscal 2003 was $52.3 million, or $1.83 per diluted share.  This represented a $63.1 million change from the $10.8 million of earnings, or $0.38 per diluted share recorded in Fiscal 2002.  Including discontinued operations and the cumulative effect of change in accounting, the net loss in Fiscal 2003 was $53.2 million, or $1.86 per diluted share, compared to a $7.2 million net loss, or $0.25 per diluted share, in Fiscal 2002.

Tactical Vehicle Systems

The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U.S. Army and others, recorded sales of $445.7 million in Fiscal 2003, down $5.2 million or 1% from Fiscal 2002.  The segment delivered 2,481 trucks and 509 trailers in Fiscal

2003, compared to 2,366 trucks and 544 trailers in Fiscal 2002.  By comparison, the 2003 quantities included a lower proportion of larger vehicles, which have a higher unit sales price.  As a result, Fiscal 2003 sales of equipment were down 1% to $392.1 million from Fiscal 2002.  Engineering and service sales were down 20% to $39.1 million in Fiscal 2003 from the previous year, primarily due to lower activity associated with a U.S. Army project to retrofit existing tactical vehicles with certain product enhancements.  This decline in service sales was partially offset by an increase in parts sales, which approximately doubled to $14.5 million, primarily attributable to the increased replacement needs for vehicles deployed in Iraq.

Operating profit for this segment in Fiscal 2003 was $67.9 million (15.2% operating margin), down from $69.3 million (15.4% operating margin) in Fiscal 2002.  This slight decline in operating profit is primarily attributable to the lower sales volume in Fiscal 2003.  Selling and administrative expenses were relatively flat from Fiscal 2002 to Fiscal 2003 as a decrease in costs associated with bid and proposal activities was offset by increased costs in some expense categories.

Full rate production under the A1CR contract is scheduled to begin in November 2004.  The delivery schedule at the outset of the A1CR contract is expected to result in a decline in sales volume during the fourth quarter of Fiscal 2004.  The total sales volume for Fiscal 2004, however, is currently expected to exceed Fiscal 2003 sales levels due to higher unit volumes during the first three quarters of Fiscal 2004.  As a result of the A1CR contract, our profit margins in this segment are expected to be lower than historical margin levels achieved with the current FMTV contract, which we believe to have been substantially higher than those typically achieved by defense contractors.  Actual future margins of this segment will, however, be dependent upon a number of factors including our ability to achieve efficiencies and other materials and labor cost control measures, the actual quantities and variations of vehicles purchased by the U.S. Army under the A1CR contract, the potential for additional contracts, bid and proposal activities and other factors.  The operating margin this segment will achieve in total may also be impacted by additional sales, if any, to other allied governments and the level of engineering and service provided.

The U.S. government is the primary customer of the Tactical Vehicle Systems segment, accounting for nearly all of the sales of the segment.  The FMTV contracts are subject to termination at the election of the customer and provide for termination charges that would reimburse us for allowable costs, but not necessarily all costs incurred.  The loss of this customer would have a material adverse effect on our future financial condition and results of operations.

The FMTV incorporates engines, transmissions, axles and a number of other components that are specified by the U.S. Army and are available only from the source or sources selected by the U.S. Army.  In addition, we use other suppliers for certain components of the FMTV, some of which are small businesses that are not well capitalized.  Interruption of the supply of any of these components, for any reason, could have a material adverse effect on the results of operations of the Tactical Vehicle Systems segment.  We believe that the U.S. Army would compensate us for any delays arising from the interruption in the supply of source-specified components under the FMTV contracts.

In September 2003, we submitted an amended bid to the United Kingdom’s Ministry of Defence (“UK MoD”), for their multi-year production contract for over 8,000 trucks.  We anticipate that the UK MoD will announce the preferred bidder in 2004; however, we cannot reliably predict when the UK MoD will make its decision as to the final award of the production contract or whether we will be named the preferred bidder.

Power Products

The Power Products segment sells and rents various industrial equipment; sells components, replacement parts, accessories and other materials supplied by independent manufacturers; and provides in-shop and on-site repair services for industrial, transportation, marine, construction, power generation and material handling equipment.  Sales for the Power Products segment in Fiscal 2003 were $510.0 million, a $37.4 million decrease from the $547.4 million recorded in Fiscal 2002.  This decline is largely attributable to lower equipment sales, as a reduction in marine application projects resulted in approximately $20 million decline in sales.  Additionally we experienced approximately $15 million in lower equipment sales due to lower capital spending from customers in other markets we serve, including oil and gas exploration and commercial trucking.  A breakdown of Power Products segment sales follows:

(in millions)	Fiscal 2003	Fiscal 2002
Equipment sales	$158.7	$193.9
Parts sales	238.0	235.6
Service and rental sales	113.3	117.9
	$510.0	$547.4

Operating loss for this segment in Fiscal 2003 was $51.2 million, a $41.0 million deterioration from the $10.2 million operating loss posted in Fiscal 2002.  The lower sales volume contributed $10.6 million to the operating loss, partially due to the relatively fixed cost structure in the service and rental departments.  Additionally, increased employee compensation and benefits contributed approximately $5.5 million to the operating loss.  We also incurred increased legal expenses related to defense and settlement of certain legal claims against the Company totaling $2.5 million, $1.7 million of employee separation costs related to headcount reductions, and higher bad debt expense of $2.8 million, partially due to economic weakness in the markets that we serve.  Lower margin product sales, partially due to efforts to dispose of slow moving inventory, along with higher ongoing operating expenses contributed an additional $8.9 million to the Fiscal 2003 loss.

As mentioned above, due to the deteriorating performance of the Power Products segment, our management took several actions in the fourth quarter of Fiscal 2003 to improve the operating results of this segment.  These actions resulted in additional charges to the segment, which further deteriorated the Fiscal 2003 operating loss.  Most notably, the segment incurred a $4.5 million charge for the disposal and impairment of inventory related to the implementation of programs to liquidate slow moving inventory in the current market environment in order to reduce working capital investment in the business.  Additionally, the decision to exit the Thermo King product line prompted a test of recoverability of goodwill and other intangible assets in accordance with SFAS No. 142.  As a result of this analysis, we impaired the goodwill by $4.5 million.

Further, the strategic review performed in the second half of Fiscal 2003 led to the closure of four under-performing branch locations in Texas and Louisiana, as well as the planned exit of the Thermo King product offering in Texas, Louisiana and Northern California.  Additionally, we decided to sell the assets of our wheelchair lift manufacturing and MerCruiser distribution product offerings, both of which sales were completed subsequent to our Fiscal 2003 year end.  We also initiated a significant cost reduction program which included the reduction of more than 200 employees during the second half of Fiscal 2003.  As a result of these exit and restructuring activities, we incurred $0.3 million of costs in Fiscal 2003, nearly all of which related to employee termination costs.

During the fourth quarter of Fiscal 2003, we entered into new contracts with Detroit Diesel Corporation for the distribution and servicing of its diesel engine products.  The new distribution agreement consists of two separate sets of contracts.  One set, which expires in December 2010, is with Detroit Diesel Corporation and covers the “on-highway” products and services.  Under the terms of the new on-highway agreements with all of its distributors, Detroit Diesel will allow its affiliated Freightliner, Sterling and Western Star dealers (collectively, the “Freightliner dealers”) to purchase their on-highway Detroit Diesel parts directly from the Freightliner Parts Distribution Centers, rather than purchasing them from a Detroit Diesel distributor such as the Company, as was previously required.  We expect this to result in lower sales by us to these dealers.  Although we believe we may still receive business from some Freightliner dealers because of our substantial service capabilities and availability of stock parts, we will not know the impact of the change until we have actually operated under the new agreements for some period of time.  Our sales of “on-highway” Detroit Diesel parts to Freightliner dealers in the past have contributed less than $20 million of our annual total sales.  Additionally, because these same dealers will be allowed to purchase their parts directly from the manufacturer at the same pricing levels as we do and sell those parts to the same on-highway customers as we do, we expect to face increased competition for sales of Detroit Diesel on-highway parts to other customers in Fiscal 2004 and thereafter.  Our previous agreements with Detroit Diesel also provided us with direct compensation from Detroit Diesel for dealer support.  We expect that this compensation arrangement could be phased out during the contract period, the impact of which we estimate to be a reduction in gross profit of $0.5-$1.5 million per year.

The second set of Detroit Diesel agreements is with DaimlerChrysler Off-Highway Holding GmbH, and covers “off-highway” products and services.  This contract expires in December 2004 and includes terms similar to the previous distribution agreement.  At present, we are unable to predict the effect of the new “off-highway” contract arrangements on future operations or whether they will be renewed and, if so, on what terms upon their expiration.

In Fiscal 2004, we intend to continue our strategic review of the various business activities within the Power Products segment and take the actions appropriate to restore this segment to an acceptable level of financial return.  As a result of the many actions taken in the Power Products segment, we anticipate that this segment will generate positive operating profit and cash flow during Fiscal 2004.

Although the product and facility exits in this segment will result in approximately $60 million of revenue reduction, we believe these activities will largely be replaced by a higher quality revenue stream as we readdress the markets we serve with our existing product and service offerings and our current operating locations.  Some economic improvement in the markets we serve, including commercial trucking, marine transportation, and oil and gas exploration may also occur, as suggested by recent improvement in key economic indicators related to these industries.  Due to the many uncertainties involved with this business, however, we cannot confidently predict when this segment will achieve our targeted level of financial return.

Engineered Products

The Engineered Products segment consists of two primary product lines, petroleum equipment and utilities equipment.  The petroleum equipment business manufactures equipment primarily for the well stimulation segment of the oil service industry.  Its products include coil tubing systems and acidizing and fracturing systems.  The utilities equipment business manufactures mobile railcar movers, snow blowers, and off-road seismic vehicles.

The Engineered Products segment recorded sales of $111.3 million in Fiscal 2003, a $44.9 million increase from the Fiscal 2002 sales of $66.4 million.  The petroleum equipment business generated approximately $35.0 million of this sales increase through higher equipment sales both domestically and internationally, as capital spending increased somewhat in the oil services industry from Fiscal 2002.  Additionally, this segment generated higher sales in utility equipment products of $9.4 million primarily attributable to a three-year production contract awarded in December 2002 to provide off-road seismic vehicles for Input/Output, Inc.  Production under this contract began during the second quarter of Fiscal 2003.

This segment posted an operating loss of $11.0 million in Fiscal 2003, an $8.1 million change from the $2.9 million operating loss in Fiscal 2002.  Despite the increased sales volume, which would have generated a $3.8 million improvement to operating profit at prior year operating margins, the petroleum equipment sales had a much larger mix of lower margin sales to international customers.  As a result of this change in customer mix, the increased petroleum equipment volume contributed only $0.7 million of incremental operating profit to this segment.

As mentioned above, we completed the consolidation of our manufacturing operations which included relocating the Houston fabrication facility for the Distributed Energy Solutions segment, along with the railcar movers and snow blower manufacturing operations from the utilities equipment business into an existing Engineered Products manufacturing facility in Houston, Texas.  The Engineered Products segment incurred $1.8 million of costs associated with this consolidation project, all in Fiscal 2003.

Subsequent to executing this consolidation project, continued poor operational performance led to a decision to exit the turnkey EPC activities of our Distributed Energy Solutions segment, as discussed below.  Since the Engineered Products segment and the Distributed Energy Solutions segment share the same manufacturing facility, this decision to exit the turnkey EPC activities created a change of events that required a test of recoverability of long-lived assets in accordance with SFAS No. 144.  As a result of this analysis, we impaired the long-lived assets of our manufacturing operations by $4.5 million, reducing their carrying value to fair market value.  The Engineered Products segment incurred $2.5 million of this long-lived asset impairment charge, and the Distributed Energy Solutions segment incurred the remaining $2.0 million.

Additionally, the segment recorded a $1.6 million charge to write down specific inventory in conjunction with management’s efforts to liquidate certain types of inventory in the current market environment to reduce working capital invested in the business.  Further, higher operating expenses partially due to under-utilization of the expanded manufacturing facility and other cost increases contributed approximately $3.0 million to the operating loss.

Backlog in this segment decreased from $65.3 million at January 31, 2003 to $20.1 million at January 31, 2004, reflecting the significant volume of international orders that was shipped in Fiscal 2003.  A significant portion of petroleum equipment sales are derived from customers outside the United States, principally in China, India and Russia.  These sales are difficult to predict and typically come in large volume orders and require long lead times to complete.  The sales derived from customers in the United States are primarily driven by the capital spending budgets of the oilfield service companies we serve and, to some extent, the internal capacity of some customers to package their own equipment.  Although oil and gas prices, drilling permits, work-over rig utilization and drilling rig count are indicators of the overall condition of the markets we serve, changes in these indicators do not necessarily directly correlate to our order rate.  We are much more dependent on the timing of large international orders and the capital spending patterns of the individual customer base we serve.  In addition, we encounter significant price competition, especially in the case of international sales, which can significantly impact our success rate in gaining new orders.

Sales levels in Fiscal 2004 are expected to be relatively flat as lower petroleum equipment sales are expected to be offset by higher utilities equipment sales, specifically resulting from the continued production of the off-road seismic vehicles.  Operating margins are expected to be above break-even levels in Fiscal 2004, due to the anticipated sales levels, the nature of certain charges in Fiscal 2003 that are not likely to recur and continued cost efficiencies from the consolidation project.

Distributed Energy Solutions

The Distributed Energy Solutions segment packages reciprocating diesel and natural gas engine generator sets and markets power generation solutions in domestic and certain international markets.  As mentioned above, we announced the decision to exit the turnkey EPC activities within this segment during the third quarter of Fiscal 2003.  With respect to such EPC activities, we are not quoting any new business but we continue to perform under existing contracts.

Sales in this segment were $44.9 million in Fiscal 2003, a $12.1 million decrease from the $57.0 million of sales recorded in Fiscal 2002.  This decrease is primarily due to the substantial completion of a large project in Fiscal 2002 to provide the U.S. Navy with standby power units for its new nuclear-powered aircraft carrier.

This segment posted an operating loss of $56.0 million in Fiscal 2003, a $47.5 million change from the $8.5 million operating loss in Fiscal 2002.  The increased operating loss in Fiscal 2003 was largely attributable to losses incurred on several turnkey EPC projects in Fiscal 2003 and the impact of a profitable U.S. Navy contract in Fiscal 2002, which factors combined to account for approximately

$29.5 million of the change.  Also, the manufacturing consolidation project mentioned above resulted in $2.0 million of expenses to the Distributed Energy Solutions segment in Fiscal 2003.

During the third quarter of Fiscal 2003, we incurred $13.0 million of charges, including $8.3 million of increased costs to complete existing customer obligations and $4.7 million of inventory valuation adjustment to reduce engine inventory to net realizable value based on current market conditions and the circumstances surrounding our exit of the EPC activities.  During the fourth quarter of Fiscal 2003, we recorded an additional $19.7 million of charges associated with satisfying remaining contractual obligations and executing the exit plan of this business.  The charges primarily consisted of $8.2 million of additional writedowns to reduce the carrying values of existing engine inventory to net realizable values, and $11.5 million attributable to additional estimated costs to complete remaining fixed price EPC contracts and to address other customer issues.

In connection with certain existing EPC contracts, we have received a written notice of dispute from a customer regarding equipment and services to be provided to several sites operated by the customer.  In the dispute notice, the customer alleged various contractual claims, including claims for liquidated damages.  The customer acknowledged the expectation of continuing negotiations, but indicated that if the parties were unable to resolve the dispute, it would seek relief in arbitration.  Additional issues have been raised by the customer, and issues exist with respect to the engines and the engine supplier.  Accordingly, we are reviewing issues regarding this situation.  In Fiscal 2003, we incurred substantial losses on the contracts that are in dispute based on estimated costs to complete the contracts and to otherwise address customer issues on the contracts.  We are continuing to work with the customer on these contracts in dispute to resolve the customer’s issues.  At present, we are unable to predict the outcome of this situation or even the aggregate amount of claims, if any, that may ultimately be asserted by the customer.  We are presently unable to determine whether any additional liability has been incurred in this matter beyond that which has been recorded or to reasonably estimate any amount or range of any further losses that may result from these contracts.  We intend to vigorously assert our positions in any arbitration of this matter should it not be resolved with the customer before any formal arbitration is initiated.

The EPC contractual obligations are expected to be substantially completed by the end of Fiscal 2004.  We will, however, retain and execute obligations under certain fixed-price operation and/or maintenance contracts related to EPC projects, which have terms ranging from two to nine years.  Nearly all costs associated with the EPC exit plan relate to the termination of employees.  Total estimated exit costs are $0.4 million, all of which are expected to be paid in Fiscal 2004.  No liability was established for these exit activities as of January 31, 2004, as these costs do not meet the criteria set forth under SFAS No. 146.  While the ultimate financial outcome of the operation and maintenance contracts is largely dependent upon the performance and durability of the related equipment, we do not expect that future losses on these contracts will be material in any given year.  Further, we will continue to have risk as to performance obligations for installed equipment under EPC contracts, which may generate losses in Fiscal 2004, as we continue to wind down our EPC activities.

Sales levels in Fiscal 2004 are expected to be in the same range as Fiscal 2003 as we continue to complete projects and liquidate inventory.  This segment is expected to continue to operate below breakeven levels, however, partially due to the exit costs to be incurred in Fiscal 2004 as well as the ongoing loss expected to be incurred on operation and maintenance contracts.

We will continue our evaluation of the remaining business activities in the Distributed Energy Solutions segment and take additional actions needed to improve the return in this business.  We anticipate that the sales, marketing and engineering activities related to the large generator set product offerings of this segment will be transferred to the Power Products segment in early Fiscal 2004.

Airline Products

The Airline Products segment manufactures internal combustion and electric propulsion aircraft ground support equipment that includes aircraft tow tractors, gate pushback tractors, baggage tow tractors, beltloaders, air start units and air conditioning units.  Sales in the Airline Products segment were $63.7 million in Fiscal 2003, a $9.7 million increase over the $54.0 million of sales recorded in Fiscal 2002.  This improvement in sales is largely attributable to improved economic conditions in the airline industry, specifically among regional airlines, stronger sales to governmental customers, as well as $4.5 million of sales in the DAVCO product line, which was acquired in December 2002.

This segment recorded an operating loss in Fiscal 2003 of $13.1 million, an improvement of $3.9 million from the $17.0 million incurred in Fiscal 2002.  This improvement is primarily attributable to the $7.8 million impairment to the net carrying value of property, plant and equipment, and goodwill and other intangible assets, which was recorded in the fourth quarter of Fiscal 2002 in accordance with SFAS No. 142 and SFAS No. 144.  The improvement related to this asset charge was partially offset by the impact of management actions taken during Fiscal 2003.  As part of our strategic review performed during the third quarter of Fiscal 2003, we recorded a $3.1 million non-cash charge to reduce this segment’s inventory to net realizable value in connection with management’s decision to liquidate certain inventory in the current market environment.  The remainder of the change in operating loss is attributable to an unfavorable product mix (higher mix of low margin equipment) as well as higher operating expenses.

During Fiscal 2004, we expect that the continued recovery of the commercial airline industry, as well as our continued efforts to expand our sales into military and industrial sectors, will generate increased sales volumes from Fiscal 2003.  In connection with these efforts to expand our customer base, we were awarded contracts in late Fiscal 2003 and in Fiscal 2004 by the U.S. Navy, Naval Air Warfare Center to deliver tow tractors and air conditioning units.  The initial contract award of $2.6 million covers the design and testing of 10 pilot-production units along with associated technical data and training and pilot-production testing.  This contract is expected to be executed in the second and third quarters of Fiscal 2004.  Pending successful completion of the initial award, the contracts include four individual option years beginning in late Fiscal 2004 or early Fiscal 2005 which have a total contract value of approximately $72 million, if all options are fully exercised.  Operating margins in Fiscal 2004 are expected to improve somewhat due to the nature of the inventory liquidation charges in Fiscal 2003 as well as other operating expenses incurred in Fiscal 2003 that we do not believe will recur.  These improvements might be offset, however, by the impact of recent increases in the cost of steel and other components required to build equipment.  We do not expect this segment to return to breakeven performance in Fiscal 2004.

The Airline Products segment has historically been highly dependent upon the economic well-being of the airline industry, which was severely adversely impacted by the difficulties arising following the terrorist attacks on the United States in September 2001.  While conditions in the airline industry have shown some signs of recovery during Fiscal 2003, the increased threat or future occurrence of terrorist attacks in the United States and abroad or the outbreak of a viral epidemic or other similar event such as SARS could slow recovery or trigger another severe downturn in the airline industry.

Corporate

Corporate expenses consist of costs incurred by the corporate headquarters group, which cannot be directly attributed to the activities of the business segments.  Such costs include the facility-related costs of maintaining the corporate office, as well as the operating expenses of the office of the Chief Executive, legal, finance, internal audit, investor relations, and other similar costs.

In Fiscal 2003, total corporate expenses were $18.3 million, a $3.9 million increase over the preceding fiscal year.  This increase was largely attributable to $4.6 million of employee separation expenses and $2.4 million of pension curtailment expense.  In addition to the elimination of several corporate positions, the employee separation expenses were largely associated with the resignation of our President and Chief Executive Officer in September 2003, including a $1.9 million cash payment in exchange for the cancellation of stock options held by him.  As of January 31, 2004, $1.8 million of accrued separation costs were recorded in liabilities, nearly all of which are expected to be paid in Fiscal 2004.

As a result of our decision to freeze the benefits earned under our defined benefit pension plan, our defined benefit supplemental executive retirement plan and our postretirement medical plan effective July 1, 2003, we recorded a one-time non-cash charge of $2.4 million to write off previously unamortized prior service costs (pension curtailment expense), which was required under accounting rules to reflect the plan changes.  Corporate expenses were further increased in Fiscal 2003 by the impact of a change in our general liability insurance coverage, which resulted in a $1.4 million charge to increase our accrual for estimated self-insurance costs.  These cost increases were partially offset by lower corporate spending and the impact of corporate staff reductions.

In Fiscal 2004, corporate expenses are anticipated to decline from Fiscal 2003 levels, partially due to the expected absence of certain separation expenses and the pension curtailment expense incurred in Fiscal 2003, as well as the benefits achieved through various corporate headquarters staff reductions incurred during Fiscal 2003.

Fiscal 2002 vs. Fiscal 2001

Fiscal 2002 sales totaled $1,175.6 million, representing a 12% decrease compared to Fiscal 2001 sales of $1,329.5 million.  Net earnings from continuing operations for Fiscal 2002 were $10.8 million, or $0.38 per diluted share, compared to $45.3 million, or $1.57 per diluted share for Fiscal 2001, which included a one-time gain of $25.1 million after tax associated with settlements with the U.S. Army related to our Tactical Vehicle Systems segment.  After the effect of discontinued operations and the cumulative effect of a change in accounting, the net loss for Fiscal 2002 was $7.2 million, or $0.25 per diluted share, compared to net earnings for Fiscal 2001 of $42.2 million, or $1.46 per diluted share.

Tactical Vehicle Systems

The Tactical Vehicle Systems segment sales in Fiscal 2002 increased 4% to $450.8 million, compared to $432.3 million in Fiscal 2001.  Total operating profit for Fiscal 2002 was $69.3 million compared to Fiscal 2001 operating profit of $103.5 million, which included $39.0 million pre-tax settlement of claims, net of expenses, with the U.S. Army.

The increase in sales in Fiscal 2002 was primarily due to an increase in the volume of trucks delivered during the year.  In Fiscal 2002, 2,366 trucks were shipped compared to 2,229 trucks during Fiscal 2001.  Operating profit for Fiscal 2002 was $69.3 million, or 15.4% of sales, compared to $64.5 million, or 14.9% of sales, in Fiscal 2001, excluding the impact of the one-time settlements of claims with the U.S. Army.  This increase in sales, operating profit and operating profit percentage was largely due to the increased volume of truck shipments, which contributed $2.8 million to operating profit, and improved operating efficiencies, partially due to the expansion of our fabrication facility and the resulting material cost savings, which contributed $2.0 million to operating profit.

Power Products

Sales for the Power Products segment in Fiscal 2002 decreased 10% to $547.4 million, compared to $610.3 million in Fiscal 2001.  Throughout Fiscal 2002, we continued to operate in a challenging marketplace characterized by a relatively weak economy.  Both equipment and parts sales were lower in Fiscal 2002 due to the relatively weak economic conditions in the various customer industries we serve.

As a result of these lower sales levels and an unfavorable mix between equipment sales, rentals, parts and service, operating profits declined by $5.1 million in Fiscal 2002 from Fiscal 2001.  Further, inflationary impacts on employee salaries and employee benefits, as well as higher operating expenses contributed an additional decline in operating profits of $11.5 million.  Also, Fiscal 2002 results included a credit of $1.0 million to cost of sales due to a lower LIFO inventory reserve, compared to a $6.3 million credit in Fiscal 2001.  As a result, Fiscal 2002 operating loss was $10.2 million, compared to the Fiscal 2001 operating profit of $11.7 million.

Distributed Energy Solutions

Sales for the Distributed Energy Solutions segment decreased 51% to $57.0 million in Fiscal 2002 compared to $115.7 million in Fiscal 2001.  During Fiscal 2001, we experienced higher than normal demand for our large-scale power generation products as a result of power shortages in California.  Despite the lower sales volume, this segment’s operating loss in Fiscal 2002 was reduced to $8.5 million compared to a $12.4 million loss in Fiscal 2001.  Fiscal 2002 results included a credit of $0.6 million to cost of sales due to a lower LIFO inventory reserve, compared to a charge of $2.8 million in Fiscal 2001.  Fiscal 2002 results also included the substantial completion of a large, profitable project to provide the U.S. Navy with standby power units for its new nuclear-powered aircraft carrier.

Engineered Products

Sales for the Engineered Products segment totaled $66.4 million for Fiscal 2002 compared to $97.9 million in Fiscal 2001.  The segment reported a $2.9 million operating loss in Fiscal 2002 compared to a $1.1 million operating loss for Fiscal 2001.  This decline in sales and operating margin is nearly all attributable to the activities in the Petroleum Equipment product line.  During the first half of Fiscal 2002, the continuing operations of this segment were disrupted by the sale of the blowout preventer and controls, valve and drilling riser business discussed above.  During the second half of Fiscal 2002, however, a comparatively large number of profitable international orders were filled.

Airline Products

Sales in the Airline Products segment for Fiscal 2002 were $54.0 million, compared to $73.3 million in Fiscal 2001.  The operating loss for Fiscal 2002 was $17.0 million, which included an asset impairment charge of $7.8 million, compared to an operating loss of $15.7 million in Fiscal 2001.  Excluding the asset impairment charge, the operating loss improved by $6.5 million in Fiscal 2002 despite the lower sales volume, reflecting a reduction of fixed expenses, largely attributable to the consolidation of manufacturing facilities in Georgia in the second half of Fiscal 2001.

Corporate

In Fiscal 2002, total corporate expenses were $14.4 million, a $0.9 million increase from the $13.5 million of expenses incurred in Fiscal 2001.  This change was primarily attributable to an insurance settlement which resulted in a $1.7 million one-time gain in Fiscal 2001.  The impact of this item was partially offset by cost reduction programs initiated in Fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of cash liquidity include cash and cash equivalents, short-term investments and cash from operations.  We believe that these sources will provide sufficient capital to fund our working capital requirements, capital expenditure needs, dividends and other financial commitments.  Total cash and short-term investments have increased since January 31, 2004 to approximately $100 million at March 31, 2004, largely as a result of customer receipts on large equipment orders in the Engineered Products segment that were shipped in late Fiscal 2003 and early Fiscal 2004.

We anticipate that we will use cash during Fiscal 2004 to fund the construction of additional expected orders in the Engineered Products segment and to satisfy our production requirements under the expiring FMTV contract in the Tactical Vehicle Systems segment, which are expected to result in a decrease in billings in excess of costs on our consolidated balance sheet.  We believe that these activities could consume approximately $40-50 million of cash during the second half of Fiscal 2004.  In addition, we anticipate that capital expenditures in Fiscal 2004 will total approximately $15-20 million, primarily to expand the fabrication facility in the Tactical Vehicle Systems segment, to upgrade and maintain certain existing facilities and to support existing contracts.

We had a $150 million unsecured revolving credit facility, which expired on January 31, 2004.  No borrowings were outstanding under the facility at any time during the past three fiscal years.  Based on non-usage of the revolving credit facility combined with the increase in cash and cash equivalents subsequent to the end of Fiscal 2003 and the expected cash from operations for the foreseeable future, we elected not to renew the facility.  To provide additional financial flexibility, we intend to negotiate a smaller revolving credit facility during Fiscal 2004.  There can be no assurance that we will be able to successfully negotiate such a facility or, if we do, that such facility will include terms and conditions similar to the expired facility.  Failure to negotiate a new facility on terms acceptable to us could restrict our future ability to make acquisitions and fund working capital, capital expenditures, common stock dividends or other financial obligations.

During Fiscal 2003, we entered into letter of credit facilities totaling $17.5 million with financial institutions, to allow us to issue letters of credit as needed to support our commercial operations.  Approximately $12.7 million of letters of credit under these facilities were outstanding as of January 31, 2004.

We have $25.0 million in unsecured senior notes outstanding, which bear interest at a rate of 7.38% and are due and payable in May 2006.  Additionally, $30.0 million of such unsecured senior notes were paid when due in May 2003.  The senior notes agreement limits sales of assets and other items and contains a maximum debt-to-total capitalization covenant.  Based on our financial condition as of January 31, 2004, the restrictions imposed by our senior notes do not currently restrict our ability to meet our obligations or to declare and pay dividends at historical levels.  For additional information, see Note 8 to the consolidated financial statements.

In Fiscal 2002, we entered into an interest rate swap agreement, which expires in Fiscal 2004, with a notional amount of $15 million related to $15 million of the senior notes due in 2006.  This transaction, which is designated as a fair value hedge, effectively converts $15 million of fixed rate debt with an interest rate of 7.38% into floating rate debt with an interest rate of LIBOR plus 436 basis points.  The applicable floating interest rate as of January 31, 2004 was approximately 5.40%.  The net interest received or paid as a result of the interest rate swap is included in interest expense on the consolidated statements of operations.  The recorded value of the swap and the related fair value adjustment to the debt are carried on the consolidated balance sheets at fair value.

In addition, our international subsidiaries had foreign currency bank notes payable totaling $1.9 million and $1.5 million at January 31, 2004 and 2003, respectively.  Such notes payable consist of renewable, secured loans for the purpose of financing our South American operations.  These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by letters of credit issued by us and principally bear market-based variable rates of interest.  We use foreign denominated debt to offset the impact of foreign currency exchange rate fluctuations on our South America operations.

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

Statements of Cash Flows Data

(In thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Net cash provided by (used in):
Operating activities	$22,080	$56,783	$55,500
Investing activities	(38,506)	(19,303)	(49,974)
Financing activities	(37,609)	(10,924)	(34,262)
	$(54,035)	$26,556	$(28,736)

Selected Balance Sheet Data

(In thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Cash, cash equivalents, and short-term investments	$61,704	$107,994	$81,438
Working capital	219,532	270,326	310,096
Total debt	28,442	58,235	59,964

Fiscal 2003 vs. Fiscal 2002

During Fiscal 2003, working capital decreased by $50.8 million to $219.5 million.  This decrease in working capital is primarily attributable to the $22.1 million provision for excess and obsolete inventory and $16.3 million of accrued losses on uncompleted contracts recorded in the second half of Fiscal 2003.

Net cash provided by operating activities decreased by $34.7 million to $22.1 million in Fiscal 2003 compared to Fiscal 2002.  This decrease is primarily attributable to the $49.1 million decline in net earnings from continuing operations adjusted for non-cash items, partially offset by $5.2 million improvement in net operating assets and liabilities and $9.2 million improvement in cash flow from discontinued operations.

Net cash used in investing activities increased by $19.2 million to $38.5 million in Fiscal 2003 compared to Fiscal 2002.  This increased usage is the result of a $9.1 million cash inflow during Fiscal 2002 primarily related to the sale of a discontinued operation, along with a $7.7 million outflow during Fiscal 2003 for short-term investments with original maturities in excess of 90 days.  Capital expenditures increased $5.1 million to $28.4 million in Fiscal 2003, primarily as a result of $7.1 million of capital additions at a Houston facility shared by the Engineered Products and Distributed Energy Solutions segments as part of our manufacturing consolidation effort.

Net cash used in financing activities increased by $26.6 million to $37.6 million in Fiscal 2003 compared to Fiscal 2002.  This increase is primarily attributable to the repayment of $30.0 million in senior notes, which were due and paid on May 30, 2003.

Fiscal 2002 vs. Fiscal 2001

During Fiscal 2002, working capital decreased by $39.8 million to $270.3 million.  This decrease in working capital is primarily the result of the reclassification of $30.0 million of senior notes due in May of 2003 from non-current to current liabilities.

Net cash provided by operating activities increased by $1.3 million to $56.8 million in Fiscal 2002 compared to Fiscal 2001.  The decline in net earnings of $49.4 million from Fiscal 2001 was offset by a $40.1 million cash flow change associated with accounts receivable collections and progress payments along with other changes in operating assets and liabilities.

Net cash used in investing activities decreased by $30.7 million to $19.3 million in Fiscal 2002 compared to Fiscal 2001.  This decreased usage is primarily attributable to higher capital expenditure levels in Fiscal 2001, specifically related to the construction of a new Power Products facility in Dallas, Texas, as well as the expansion of the fabrication facility in Sealy, Texas.

Net cash used in financing activities decreased by $23.3 million to $11.0 million in Fiscal 2002 compared to Fiscal 2001.  This decreased usage was the result of the $30.5 million repayment of long and short-term borrowings during Fiscal 2001.

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

Our contractual obligations at January 31, 2004, excluding interest on debt balances, are summarized as follows (in thousands):

	Less than one year	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
Long-term debt obligations	$250	$250	$25,250	$250	$250	$100	$26,350
Notes payable	1,932	—	—	—	—	—	1,932
Operating leases	5,375	3,819	2,859	2,241	1,799	1,999	18,092
Total contractual cash obligations	$7,557	$4,069	$28,109	$2,491	$2,049	$2,099	$46,374

In addition, our other commercial commitments expire as follows (in thousands):

	Less than one year	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
Letters of credit	$12,183	$124	$—	$—	$—	$368	$12,675
Contingent performance indemnities	—	—	—	6,663	—	—	6,663
	$12,183	$124	$—	$6,663	$—	$368	$19,338

In addition to the above, we have noncontributory defined benefit pension plans that covered substantially all of our full-time employees and a defined benefit postretirement medical plan.  Effective July 1, 2003, we froze the benefits earned under these plans, with the exception of a small transition group.  We anticipate funding requirements during Fiscal 2004 of $4.0 million under the defined benefit pension plans and approximately $1.0 million under the postretirement medical plan.

EMPLOYEE DEFINED BENEFIT PLANS

In an effort to reduce ongoing operating costs and improve our competitive position, we froze the benefits earned under our defined benefit pension plan, our defined benefit supplemental executive retirement plan and our postretirement medical plan effective July 1, 2003, with the exception of a small transition group.  These plan changes are expected to significantly reduce our future costs and required contributions under these plans.

We have a noncontributory defined benefit pension plan that covered substantially all of our full-time employees and an unfunded defined benefit supplemental executive retirement plan covering certain highly compensated employees.  The pension benefits are based on years of service, limited to 45 years, and the employee’s highest consecutive five-year average compensation out of the last 10 years of employment.  We fund pension costs in conformity with the funding requirements of applicable government regulations.

Since our accumulated benefit obligation exceeds the fair value of our plan assets, we were required to reflect on our balance sheet a minimum pension liability for the difference totaling $35.1 million as of January 31, 2004, $6.1 million of which was recorded in Fiscal 2003.  Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in pension liability with an offsetting charge to shareholders’ equity (net of income tax) through other comprehensive income (rather than net income).

The calculation of expense associated with our pension plans is dependent on key assumptions, including the discount rate, the expected long-term rate of return on plan assets, and the assumed rate of compensation increases.  During Fiscal 2003, we lowered the assumed discount rate used for this calculation from 6.75% in Fiscal 2002 to 6.0%, based on the change in the Moody’s Aa long-term corporate bond yield from January 31, 2003 to January 31, 2004.

During Fiscal 2003, we reduced our expected long-term rate of return on plan assets from 9.0% in Fiscal 2002 to 8.5% in Fiscal 2003.  In determining the expected long-term rate of return on plan assets, we considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premiums associated with other asset classes and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists.  The expected return for each asset class was then weighted based on the plan’s target asset allocation.  We also gave consideration to the returns being earned by the plan assets in the fund and the rates of return expected to be available for reinvestment using capital market projections, an estimated long-term asset allocation strategy based on the plan’s statement of investment policy, objectives and guidelines and an estimate of annual administrative, investment management and trading expenses.

Consistent with the prior year, we used 4.1% in Fiscal 2003 as the assumed rate of compensation increase for our employee population, based on historical trends and the expectation that long-term rates of compensation increase should approximate growth in overall gross domestic product.

We intend to use an expected long-term rate of return assumption of 8.5% for Fiscal 2004, based on the targeted asset mix of our invested plan assets.  We continuously review all assumptions used in the pension calculations and may revise them in the future.

If we were to decrease the expected long-term rate of return on plan assets assumption by 100 basis points, the pension expense we recognized in Fiscal 2003 would have increased by $0.9 million.  If we were to decrease the discount rate by 100 basis points, the pension expense we recognized in Fiscal 2003 would have increased by approximately $1.9 million.

During Fiscal 2003, 2002 and 2001 we recognized $5.9 million, $6.0 million and $4.6 million, respectively, of expense associated with our defined benefit pension plans.  During those same three years, we contributed $13.1 million, $1.7 million and $5.7 million of funding, respectively to our pension plans.  Based on the best available information we have at this time, we expect that in Fiscal 2004 we will contribute at least $4.0 million to our defined benefit pension plans and recognize approximately $1.6 million of pension expense.  These pro forma estimates include a discount rate of 6.0%, an expected long-term rate of return on plan assets of 8.5% and a 4.1% rate of compensation increase.  Increases in future pension funding requirements could occur if the actual return on plan assets in future periods does not approximate the long-term rate of return assumed by us, and the amount of such increases could be material.

In addition to our defined benefit pension plans, we have a defined benefit postretirement medical plan, which provides for the payment of medical costs of eligible employees and dependents upon retirement.  The plan is currently not funded.  We expect to continue paying postretirement medical costs as covered claims are incurred.  Effective July 1, 2003, we decided that postretirement medical benefits will not be provided to future retirees, with the exception of a small transition group.  In addition, plan participants will pay a higher portion of total plan costs in future years.

Like the pension plans discussed above, the defined benefit postretirement medical plan is dependent on key assumptions, including the discount rate and future healthcare cost trend rates.  For this actuarial calculation, we used a discount rate of 6.0% and assumed an annual rate of increase of approximately 9% in the per capita cost of covered healthcare benefits in 2003, eventually and gradually decreasing to 5% by 2008 and remaining at that level thereafter.  A one percentage point change in the healthcare cost trend rate assumption in each future year would impact the postretirement benefit obligation by approximately $0.7 million and would have an immaterial impact on total service and interest cost.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act introduces a Medicare prescription drug benefit as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit.  As allowed by FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we have elected to defer recognizing the effects of the Act on our accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the consolidated financial statements and notes thereto until authoritative guidance on the accounting for the federal subsidy is issued.  When the authoritative guidance is issued, which is expected later in 2004, we may be required to change previously reported information.

CRITICAL ACCOUNTING POLICIES

Preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures during the period.  We evaluate our estimates on an ongoing basis, based on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates.  If actual market conditions are less favorable than those projected by us, additional adjustments to reserve items might be required.  We consider the following policies to be the most critical and pervasive accounting policies we use, and the areas most sensitive to material change from external factors.

Revenue Recognition:  Revenue on equipment and parts sales is recognized when contract terms are met, collectibility is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer.  Cash discounts or other incentives to customers are recorded as a reduction of revenues.  Revenue from service agreements is recognized as earned, when services have been rendered.  Revenue from rental agreements is recognized over the rental period.

With respect to long-term construction contracts, revenue is recognized using the percentage-of-completion method.  The majority of our long-term construction contracts are fixed-price contracts, and measurement of progress toward completion is based on units-of production for the FMTV contracts in the Tactical Vehicle Systems segment, and typically based on direct labor hours for other percentage-of-completion contracts.  Changes in estimates for revenues, costs to complete and profit margins are recognized in the period in which they are reasonably determinable.  Any anticipated losses on uncompleted contracts are recognized whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.  With respect to cost-plus-fixed-fee contracts, we recognize the fee ratably as the actual costs are incurred, based upon the fee amounts expected to be realized upon completion of the contracts.  Bid and proposal costs are expensed as incurred.

We frequently sell equipment together with “start-up” services, which typically involve adding fuel to the engine, starting the equipment for the first time, and observing it to ensure that it is operating properly.  In cases where start-up services are required on an equipment sale, the estimated start-up costs are accrued when revenue from the equipment sale is recognized.

Warranty Costs:  Based on historical experience and contract terms, we provide for the estimated cost of product and service warranties at the time of sale or, in some cases, when specific warranty problems are identified.  Accrued warranty costs are adjusted periodically to reflect actual experience.  Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  Occasionally, a material warranty issue can arise that is beyond our historical experience.  We provide for any such warranty issues as they become known and estimable.  Should actual product failure rates or repair costs differ from our current estimates, revisions to the estimated warranty liability would be required.

Allowance for Doubtful Accounts:  We extend credit and credit enhancements to customers and other parties in the normal course of business and maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of customers to make required payments.  We base such estimates on our historical experience, existing economic conditions and any specific customer collection issues we have identified.  Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding balance or when we determine that the balance will not be collected.  While such credit losses have historically been within our expectations and the provisions established, we might not continue to experience the same credit loss rates we have in the past.  Circumstances in some of the industries in which our customers operate may affect their operating performance and cash flows, which in turn might affect our ability to collect our accounts receivable.  As circumstances develop, the financial condition of specific customers changes or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

Inventories:  Inventories are stated at the lower of cost or market, with cost primarily determined on a last-in, first-out (“LIFO”) basis, and market determined on the basis of estimated realizable values, less related customer deposits.  We purchase a considerable amount of our inventory for resale from independent manufacturers pursuant to distribution agreements.  Cost represents invoice or production cost for new items and original cost less allowance for condition for used equipment inventory.  Production cost includes material, labor and manufacturing overhead.  When circumstances dictate, we write inventory down to its estimated realizable value based upon assumptions about future demand, technological innovations, market conditions, plans for disposal and the physical condition of products.  If circumstances change, causing us to reduce our estimate of realizable value for specific inventory items or categories, additional provisions to cost of sales may be required.

Asset Impairment:  We assess the valuation of components of our property, plant and equipment and other long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable.  We base our evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present.  If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, we determine whether impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist.  If our estimate of undiscounted future cash flows during the estimated useful life of the asset is less than the carrying value of the asset, we recognize a loss for the difference between the carrying value of the asset and its estimated fair value, measured by the present value of estimated future cash flows or other means, as appropriate under the circumstances.

Deferred Income Tax Assets:  We record deferred tax assets and liabilities for differences between the book basis and tax basis of our net assets.  We record a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount we expect to realize.  We consider, as applicable, the amount of taxable income available in carryback years, future taxable income and potential tax planning strategies in assessing the potential need for a valuation allowance.  We will require future taxable income in order to fully realize our net deferred tax assets.  Should we determine that we will not likely realize all or part of our net deferred income tax assets in the future, an adjustment to the deferred tax asset balance would be charged to the income tax provision in the period such determination is made.

Stock-Based Compensation:  As permitted under SFAS No. 123, we use the intrinsic value method of accounting to account for our employee stock options and other stock-based compensation programs.  Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of our common stock on the grant date.  Had we used the fair value method of accounting for stock-based compensation prescribed by SFAS No. 123, net earnings would have been negatively impacted by $1.1 million, $2.0 million and $1.7 million for Fiscal 2003, 2002 and 2001, respectively.

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

We are self-insured up to certain levels in the form of deductibles and retentions for general liability, vehicle liability, group medical and workers compensation claims.  Other than normal business and contractual risks that are not insurable, our risk is commonly insured against and the effect of a loss occurrence is not expected to be significant.  We accrue for estimated self-insurance costs and uninsured exposures based on estimated development of claims filed and an estimate of claims incurred but not reported.  We regularly review estimates of reported and unreported claims and provide for losses accordingly.  Although we believe that adequate reserves have been provided for expected liabilities arising from our self-insured obligations, uninsured claims and exposures, our estimates of these liabilities may change as claims develop, and adjustments to reserves may be required.

Pensions and Other Postretirement Benefits:  We account for our defined benefit pension plan and our defined benefit postretirement medical plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively.  These standards require that amounts recognized in the financial statements be determined on an actuarial basis.  Significant assumptions involved in determining our pension and other postretirement benefit expense include the expected return on plan assets, expected healthcare cost trend rates and expected compensation increases, and the discount rate for calculating future liability.  See “Employee Defined Benefit Plans” for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with plant closings or other exit or disposal activities when incurred.  Previous guidance required recognition of such costs as a liability as of the date an entity commits to an exit plan.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  Adoption of the new standard impacts the timing of liability recognition related to future exit or disposal activities, but does not have a material effect on the ultimate costs associated with such activities.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee.  FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligation under certain guarantees that it has issued.  The recognition provisions of FIN No. 45 do not apply to product warranties.  Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued after December 31, 2002.  Adoption of the new standard did not have a material effect on our consolidated financial statements.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached consensus regarding when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if so, how consideration should be allocated.  The new guidance, EITF Abstract No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” applies to revenue arrangements entered into after June 15, 2003.  Implementation of the provisions of this consensus did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock options and other stock-based employee compensation.  As permitted under SFAS No. 123, we continue to use the intrinsic value method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” to account for our stock-based compensation programs.  Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of our common stock on the grant date.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity.  FIN No. 46 applies immediately to variable interest entities created or modified after January 31, 2003, and is effective January 1, 2004 for variable interest entities existing prior to February 1, 2003.  In December 2003, the FASB issued a revision to FIN No. 46 (“FIN No. 46R”) to clarify some provisions and to defer the implementation for certain entities created before February 1, 2003.  Pursuant to FIN No. 46R, entities that do not have interests in “special purpose entities” (“SPEs”) are required to apply the provisions of FIN No. 46 for entities existing before February 1, 2003 in financial statements for periods ending after March 14, 2004.  As we have no material exposures to SPEs or other off-balance sheet arrangements, the adoption of FIN No. 46 is not expected to have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to our existing financial instruments effective August 3, 2003.  The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits”.  The statement requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods.  The revised disclosure requirements of SFAS No. 132 have been included in Note 13 to our consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain of the statements contained in this document, including those made under the captions “Business,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Other than statements of historical fact included herein, all statements herein, including in particular, but not limited to, statements regarding potential future products and markets, our future financial position or results of operations, business strategy, other plans and objectives for future operations, relating to trends, expressing our belief, referring to expectations, relating to future margins, relating to expected cost of capital, referring to backlogs as to future product deliveries, relating to long-term contracts in progress or using the words “should,” “could,” “may,” and words of similar import and prospective focus, are forward-looking statements.  We can give no assurance that any forward-looking statement of ours will prove to have been correct and such statements are not guarantees of future performance.  They involve certain risks, uncertainties, and assumptions that are difficult to predict, and actual outcomes and results may differ materially from what is expressed or forecasted or implied in such forward-looking statements.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Specific important factors that could cause actual results, performance, or achievements to differ materially from our forward-looking statements, and that otherwise may affect our operations, are identified below.  All written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by such factors.

Risks of Dependence on Government and Failure to Obtain New Government Contracts:  Because the U.S. government is one of our key customers, decreased government spending or termination of significant government programs could adversely affect our business.  Our Tactical Vehicle Systems segment depends largely on U.S. government expenditures.  In recent years, government contracts in such segment have accounted for substantial percentages of our annual revenues and operating income.  We are currently in the final production year of our second multi-year contract with the U.S. Army for production of the FMTV that provides for continued production of the FMTV through December 2004 including currently exercised option years.  In November 2004, we expect to begin full rate production under a third multi-year contract the U.S. Army that provides for continued production of the FMTV through September 2008 at an initial contract value of $1.1 billion, excluding the exercise of any production options.  The funding of the FMTV contracts is subject to the inherent uncertainties of Congressional appropriations.  As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the FMTV contracts must be funded annually by Congressional action and may be terminated at any time for the convenience of the government.  If either FMTV contract is terminated, other than for our default (in which event there could be serious adverse consequences and claims made against us, including repayment of amounts billed and received from the U.S. Army in excess of costs incurred and profits accrued (classified as current liabilities on our balance sheet) and other monetary exposures), the contracts include a provision under which we will be reimbursed for certain allowable costs, but not necessarily for all costs incurred.

As of April 1, 2004, funding in the amount of $2.05 billion for the current FMTV contract had been authorized and appropriated by the U.S. Congress, $286.0 million of which is allocated to future production.  In addition, the U.S. Congress has authorized and appropriated $349.7 million for production under the third multi-year contract.  We anticipate lower margins and production levels under the third multi-year contract than under the current FMTV contract.  There can be no assurance as to whether future governmental spending will adequately support our business in this area, and substantial decreases in government spending, the loss of the U.S. government as a customer or the cancellation of key significant government programs could materially and adversely affect our operations.  Even if government spending in general continues at current levels, we are not assured that we can compete effectively as to the receipt of specific government orders and contract awards or as to the timing thereof.  The U.S. Army is the predominant customer of our Tactical Vehicle Systems segment, accounting for practically all of the sales of this segment.  The loss of this customer would have a material adverse effect on our consolidated financial condition and results of operations.  In our forward-looking statements, we have assumed that we will continue to have satisfactory performance in our government contracting business.

Inherent Risks of Government Contracts:  Government contracts present us with numerous special risks that are inherent in their nature and that could adversely affect our operations.  Major contracts for military systems are often “fixed-price” contracts that are performed over extended periods of time and are subject to changes in scope of work and delivery schedules.  Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time.  Our ultimate profitability on such contracts may depend in actual circumstances on the eventual outcome of an equitable settlement of contractual issues with the U.S. government as to scope changes and other factors.  Moreover, estimates as to percentage-of-completion accounting on large government contracts can prove to have been incorrect.  Variances between actual results and such estimates could be material.  Furthermore, there are significant risks in projecting actual costs on multi-year fixed-price government contracts because of unforeseen factors, including price and wage inflation and supply shortages.  While we attempt to negotiate supply contracts with key suppliers that are synchronized with our long-term fixed price obligations, we are not able to do that with a precision that eliminates risks that our actual costs of necessary items will not exceed the costs taken into account in the original contract pricing.  Further, as to some suppliers and some items we do not have contracts that are synchronized at all with our long-term fixed price obligations.  As to such items, which include raw materials such as steel as to which there have been recent substantial price increases, we are at continuous risk that we will have cost increases that were not taken into account in our contract pricing.

Our government contracting operations are subject to U.S. government investigations of business practices and cost classifications from which legal administrative proceedings can result.  Based on government procurement regulations, under certain circumstances a contractor can be fined, as well as suspended or debarred from government contracting.  Suspension or debarment could prevent us from selling equipment or services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation and similar government agencies during a suspension or debarment.  In such events we might otherwise not be able to receive the benefits of federal assistance payments during a suspension or debarment.  We have been advised that the U.S. Customs Service and the Department of Justice are investigating potential violations by us of laws relating to the export of controlled military vehicles, weapons mounting systems and firearms.  This investigation could result in the filing of criminal, civil or administrative sanctions against us and/or individual employees and, in addition to the potential negative consequences described in the preceding sentences, could have a material adverse effect on our results of operations.  In our forward-looking statements, we have assumed our reasonable management of risks inherent in our government contracting business, and that we will not experience a materially adverse outcome in any investigations.

Risks of Supply Interruptions to Tactical Vehicle Systems Segment:  The FMTV incorporates engines, transmissions, axles and a number of other components that are specified by the U.S. Army and are available only from the source or sources selected by the U.S. Army.  Identifying additional or replacement suppliers approved by the U.S. Army for any of the numerous components used in the FMTV may not be accomplished quickly or on commercially reasonable terms, if at all.  In addition to suppliers specified by the U.S. Army, we use other suppliers for certain components of the FMTV, some of which are relatively small businesses that are not well capitalized.  Interruption in the supply of any of these components, whether from a source specified by the U.S. Army or otherwise, for any reason, including insolvency of a supplier, work stoppages at suppliers and transportation interruptions, could involve significant additional costs and result in delays in production and product deliveries and could have a material adverse effect on the results of operations of the Tactical Vehicle Segment.  In our forward-looking statements, we have assumed that we will not experience significant supply interruptions in the Tactical Vehicle Systems segment.

Risks Associated with Distributed Energy Solutions Segment:  We are in the process of exiting the turnkey EPC activities of our Distributed Energy Solutions segment.  We recently incurred substantial losses in the Distributed Energy Solutions segment attributable to long-term turnkey contracts, which we continue to manage as we complete the exit activities.  We continue to have substantial risk with respect to the performance on such contracts, including performance obligations with respect to equipment sold and installed in connection with such contracts.  Further, we will retain and execute certain long-term obligations with respect to the operation and maintenance of equipment installed under EPC contracts as to which we expect to incur losses.  While we are not now able to estimate whether we will have additional losses associated with long-term contracts or to estimate losses in the future from on-going operation and/or maintenance contracts, we do believe that there is a risk as to losses with respect to such matters that could in turn result in a material adverse effect on our results of operations in future periods.  We have assumed in our forward-looking statements that we will be able to manage this circumstance in an overall satisfactory manner, having already taken significant charges with respect to these matters in Fiscal 2003.

Risks of Fixed-Price Contracts:  Many of our equipment sales contracts are “fixed-price” contracts as to which the original price may be set at any early stage of the process.  The terms of these contracts require us to guarantee the price of products and services we provide and to assume the risk that the costs to provide such products and services will be greater than anticipated.  The profitability of these contracts is therefore dependent on the ability to reasonably predict the costs associated with performing the contracts.  These costs may be affected by a variety of factors, some of which are beyond our control.  For example, U.S. manufacturers and distributors of steel products, which are used in many of our products, have recently experienced difficulties with the pricing and availability of steel.  The volatility of steel prices and recent increase in steel demand is expected to negatively affect our expected costs under certain of our fixed-price contracts in the near future.  Our failure to accurately estimate the resources required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our profitability and could have a material adverse effect on our business, financial condition and results of operations.  In recent periods, as a result of incurring greater costs than were taken into account in original contract pricing, we have been required to commit unanticipated additional resources to complete existing EPC projects in the Distributed Energy Solutions segment, in turn resulting in losses on those contracts.  We may experience similar situations in the future in that segment or in other segments.  In our forward-looking statements, we have assumed that fixed-price contracts will have no further material adverse impact on our business, financial condition or results of operations.

Risks as to Cost Controls:  As a manufacturing and service company operating within “tight” margins and with substantial facilities and inventories and a large workforce, our operations have been, and can be, adversely affected by our inability to control costs and to accurately estimate and plan our costs on an exacting basis.  As a manufacturing and service company it is particularly important for us to estimate and control our costs and expenses, and we continuously endeavor to implement cost identification, estimation and savings measures in our operations.  Our forward-looking statements assume that we will be able to contain our costs and expense increases at reasonable levels consistent with expected revenues.

Risks of General Economic Conditions:  Our commercial operations are cyclical and dependent for success on the general economic well-being of the United States and certain international markets.  A general economic downturn could adversely affect demand for our products and services.  In 2001 and 2002, there was a marked period of economic slowdown, and although economic activity increased in 2003, general economic conditions remain uncertain, particularly in light of the war in Iraq and related factors.  If the United States or world economies decline or fail to further recover, the demand for, and price of, our products and services could be adversely affected, thus adversely affecting our revenues, results of operations and cash flow.  Further, other general market conditions such as increased inflation and higher interest rates could also adversely impact our revenues and results of operations.  In our forward-looking statements, we have assumed that general market conditions will not worsen in Fiscal 2004 and that we are not entering a down-cycle in our markets or a period of significantly increasing inflation and interest rates.

Risks of Oil and Gas Industry Economic Conditions:  Our Engineered Products segment, as well as certain aspects of our Power Products and Distributed Energy Solutions segments, are closely tied to the oil and gas industry in general and, in particular, to capital expenditures by oil and gas companies and companies providing services and manufactured products to the oil and gas industry.  Capital expenditures by oil and gas companies have tended in the past to follow trends in the price of oil and natural gas, which have fluctuated widely in recent years.  A sustained period of substantially reduced capital expenditures by oil and gas companies and oil and gas service and manufacturing companies, as we have experienced in some recent years, will likely lead to a drop in demand for products and services in our Engineered Products segment as well as in our Distributed Energy Solutions and Power Products segments, which also provide products and services used in connection with the exploration for and production of oil and gas.  Any such drop will have an adverse effect on our revenues, results of operations and cash flow during the affected period, as it did during Fiscal 2002, and to a lesser extent, Fiscal 2003.  The oil and gas industry has rebounded from low levels in recent years; however, we cannot assure you that the industry will continue to rebound or stabilize, that industry capital spending will be robust in future periods or that industry capital spending will increase proportionally with price increases for oil and gas.  We have assumed in our forward-looking statements that economic conditions and capital spending in such industry will stabilize at least at present levels or improve.

Risks of Airline Industry Economic Conditions:  Our Airline Products segment is highly dependent upon the economic well-being of the airline industry and was adversely affected in Fiscal 2002 and to a lesser extent in Fiscal 2003 by serious difficulties in that industry, including difficulties arising following the terrorist attacks on the United States in September 2001.  Capital and other general expenditures by airline companies are the principal source of demand for the products of our Airline Products segment.  Should there be a sustained period of substantially reduced capital expenditures by airline companies and other companies that cater to the airline industry, the demand for our products in our Airline Products segment will drop and there will likely be an adverse effect on our results of operations and cash flow during the affected period, as there was during the last three fiscal years.  Further, the increased threat or future occurrence of terrorist attacks in the United States and abroad or the outbreak of a viral epidemic or other similar event such as SARS could slow recovery or trigger another severe downturn in this industry.  In our forward-looking statements, we do not anticipate a major downturn in the airline industry from its current levels, but we continue to be cautious as to the recovery of economic conditions in the airline and related industries and do not anticipate quick and/or complete recovery.

Risks as to Distributorships:  Our Power Products, Distributed Energy Solutions and Engineered Products segments are, in particular, dependent upon a number of distribution agreements with third-party manufacturers.  All of our distribution agreements either have expiration dates or are terminable upon certain notifications.  Even those with expiration dates are also terminable based on other factors, including changes in our control or in our principal management.  While our principal distribution agreements have been renewed on a regular basis in the past, there can be no assurance that any particular distribution agreement will be renewed in the future on favorable terms or at all, or that, on the whole, our principal distribution agreements will continue to be renewed.  The termination of, or a failure to renew on favorable terms or at all, key distribution agreements could have a material adverse impact on our operations.  We have assumed in our forward-looking statements that our principal distribution agreements will not be terminated and/or will be renewed as they come up for renewal.  In addition, and in particular, we have new distributorship arrangements with affiliates of DaimlerChrysler that we do not yet have operational experiences under.  We are at risk under such contracts as to whether our operational results will be materially less satisfactory than in past arrangements with a DaimlerChrysler affiliate.  We have assumed in our forward-looking statements that our operational results will be mildly impacted by the new DaimlerChrysler arrangements.

Risks as to Licenses:  Our Power Products and Engineered Products segments are dependent upon and subject to certain Texas state motor vehicle licensing requirements.  Generally, such licenses are renewed annually.  We are currently in discussions with the Motor Vehicle Division of the Texas Department of Transportation as to issues that have been raised concerning licenses necessary for the sale, distribution, installation and warranty repair of certain large engines and transmissions.  Although no enforcement action is currently pending against us in such situation, our licenses have not been renewed pending the resolution of the licensing issues that have been raised.  While these licenses have historically been renewed on a regular basis, there can be no assurance that any particular license will be renewed in the future.  The termination of, or failure to renew, key licenses could have a material adverse impact on our operations.  We have assumed in our forward-looking statements that our principal licenses will not be terminated and/or will be renewed as they come up for renewal and that we will resolve satisfactorily the Texas licensing matters.

Risk of Competition:  Our international and domestic competitors may use their resources and product and service offerings to increase competition, both in prices and products and services offered, and thereby reduce our market shares and/or sales and profitability.  Some of our existing and potential competitors have substantially greater marketing, financial, and technical resources than we have, and these resources may be used in effective competition with us.  We have assumed in our forward-looking statements that we will continue to be a reasonably effective competitor in our markets.

Risks Relating to Technology:  Our business will suffer if we are unable to keep up with rapid technological change and product development.  Our success will depend on our ability to anticipate changes in technology and industry requirements and to respond to technological developments on a timely basis, either internally or through strategic alliances.  We will likely be constantly threatened by current competitors or new market entrants who may develop new technologies or products or establish new standards that could render our products less marketable or obsolete.  Thus, we can offer no assurances that we will be successful in developing and marketing, on a timely and cost effective basis, products or product enhancements that respond to our competition, to technological developments, to changing industry standards, and to marketplace acceptability.  We have assumed in our forward-looking statements that we can reasonably keep pace with our competitors in technology changes and product development.

Risks as to Terrorist Attacks on the U.S. and Their Impact on the U.S. Economy:  Since the terrorist attacks on the U.S. in September 2001, the threat of future terrorist incidents may continue to adversely affect our business and the U.S. economy in ways that we cannot yet identify.  However, threats of future terrorist attacks may adversely affect the demand for our products and services generally in addition to their specific impact on our segments that serve the oil and gas and airline industries.  Our forward-looking statements at present assume no further material impacts of such circumstances on the U.S. economy or further deterioration on our affected businesses.

Risks Relating to Personnel:  Labor shortages and our inability to recruit and retain key employees and workers could limit our operations and increase our labor costs and, in turn, adversely affect our results of operations.  Our manufacturing and service operations are substantially dependent upon our ability to recruit and retain key managers and qualified machinists, mechanics, factory workers and other laborers.  A strong labor market can adversely impact us by limiting our manufacturing capacity or resulting in significantly increased wages and other benefits to attract additional key employees and workers.  We have assumed in our forward-looking statements that we will continue to be able to recruit and retain necessary personnel at overall costs that are comparable with our ability to produce revenues.

Risks of Claims and Litigation:  Outcomes of pending litigation and governmental proceedings and future unexpected litigation and legal disputes could have a material adverse impact on our operations.  If we experience materially adverse outcomes or other unexpected results in our existing litigation and government proceedings, which in turn have a material adverse effect on our results of operations, the accuracy of our forward-looking statements would be affected.  Similarly, if we experience in the future new, unexpected litigation or adverse results from new, unexpected litigation, there could also be a material adverse effect on our results, again affecting the accuracy of our forward-looking statements.  Our forward-looking statements assume that there will be no materially adverse unexpected outcomes or results that we have not already adequately provided for.

Risks of Product Defects:  Our customers often require demanding specifications for product performance and reliability.  Because many of our products are complex and often use state-of-the-art components, processes, and techniques, undetected errors and design flaws may occur.  Product defects result in higher product service and warranty and replacement costs and may cause damage to our customer relationships and industry reputation, all of which may negatively impact our results of operations.  We have assumed in our forward-looking statements that we will not in the future incur material difficulties with respect to product defects and warranty claims.

Risks of No Credit Facility:  We allowed our revolving credit facility to expire on January 31, 2004 and, consequently, we have no significant borrowing capacity under existing credit facilities or other committed sources of capital.  To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds.  We intend to negotiate a new revolving credit facility during Fiscal 2004, but there can be no assurance that such a facility will be available on favorable terms, or at all.  Our failure to negotiate a new facility on terms acceptable to us would limit our financial flexibility and could restrict our ability to make acquisitions and fund working capital, capital expenditures, dividend payments and other financial obligations.  We have assumed in our forward-looking statements that the absence of a credit facility at the present time will not significantly impact our ability to manage our business.

Risks as to Foreign Sales and Global Trade Matters:  Foreign sales are subject to special risks inherent in doing business outside of the U.S., including the risk of war, terrorist activities, civil disturbances, embargoes, and government activities, all of which may disrupt markets.  Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions.  Sales in certain foreign countries require prior U.S. government approval in the form of an export license.  We cannot assure you that we will not experience difficulties in connection with future foreign sales.  Moreover, changes in global trade policies in our markets could impact our operations in these markets.  Recent events concerning the adoption by the U.S. of certain tariffs on foreign imported steel and other products could cause other countries to retaliate and other disruptions in global trade policies.  We have assumed in our forward-looking statements that there will be no material changes in global trade policies, such as embargoes, new and large tariffs or other tax assessments and the like or other new and material restrictions on trade that apply in particular to our businesses.

Risks as to Information Technology:  In recent years, we have added, at substantial costs, new information processing systems designed to assist us in cost controls, reporting and other operations areas.  We anticipate the need to make additional expenditures to increase the efficiency and usefulness of such systems and have not yet enjoyed the full benefits of implementation of such systems.  Accordingly, we are at risk as to further costs and implementation problems on our relatively new information technology systems that could adversely affect our results of operations.  We have assumed in our forward-looking statements that we will control the costs of such systems in line with our expectations for such systems and that we will implement them satisfactorily.

Risks as to Acquisitions and Restructuring Activities:  Our success is dependent upon the integration of newly acquired businesses with our existing businesses.  Our success is also dependent upon executing our restructuring plans in such a manner that we extricate value from facility closures and product offering and business exits, and that we structure continuing business activities in an efficient and tactical manner.  This process involves some amount of realignment and reintegration of business activities and may result in changes to our segment reporting.  There can be no assurance as to the ultimate success of our integration and realignment efforts.  Our forward-looking statements assume the successful integration of acquired businesses and realigned business activities and their future contribution to our operations.

Risks as to Currency Fluctuations:  A material change in currency exchange rates in our markets could affect our future results as well as affect the carrying values of certain of our assets.  World currencies have been subject to much volatility in recent years.  The U.S. dollar has weakened somewhat against other key currencies (the Euro and, in recent periods, the Japanese Yen).  Our forward-looking statements assume no material impact from future changes in currency exchange rates.

Risks as to Environmental and Safety Matters:  Our operations and products, and the use thereof, are regulated under a number of federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of hazardous materials.  Compliance with these environmental laws is a major consideration in the manufacturing of our products and in their servicing and distribution, as we use and generate hazardous substances and wastes in our manufacturing operations and as we may be subject to material financial liability for any investigation and clean-up of such hazardous materials.  In addition, many of our current and former properties are or have been used for industrial purposes.  Accordingly, we also may be subject to financial liabilities relating to the investigation and remediation of hazardous materials resulting from the action of previous owners or operators of industrial facilities on those sites.  Liability in many instances may be imposed on us regardless of the legality of the original actions relating to hazardous or toxic substances or whether or not we knew of, or were responsible for, the presence of those substances.  We are also subject to various federal, state, local and foreign laws and regulations relating to safety and health conditions in our manufacturing facilities and with respect to our products and the use thereof and our service operations.  Those laws and regulations may also subject us to material financial penalties or liabilities for any noncompliance, as well as potential business disruption if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any violation of those laws and regulations.  Any financial liability or business disruption from environmental or health and safety issues could have a material adverse effect on our financial condition and results of operations.  Our forward-looking statements assume no material adverse impact from environmental and safety issues.

Credit Risks:  We believe that our allowance for bad debts at January 31, 2004, is adequate in light of our collectibility and write-off experience, existing economic conditions and specific customer collection issues we have identified.  We cannot, however, give assurance that additional amounts of uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations.  A number of our customers have suffered from lower revenues and experienced liquidity challenges resulting from economic difficulties in certain industries we have served in recent periods.  We have in the past incurred write-offs in our accounts receivable due to customer credit problems.  We have also extended trade credit and credit enhancements to customers from time to time where some risks of nonpayment or late payment exist.  Substantial unanticipated collection issues stemming from prolonged periods of economic downturn in one or more industries we serve could adversely affect our results of operations.  We have assumed in our forward-looking statements that our current reserves and allowances will be sufficient to avoid future material impacts on our results of operations.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

Our market risk results from volatility in interest rates and foreign currency exchange rates.  This risk is monitored and managed.

Our exposure to interest rate risk relates primarily to our debt portfolio.  During Fiscal 2002, we entered into an interest rate swap agreement in the aggregate notional amount of $15.0 million converting a portion of our fixed rate debt to a floating rate of interest.  See “Liquidity and Capital Resources” in Item 7 above.

The table below provides information about our market sensitive financial instruments and constitutes a forward-looking statement.

	Principal Amount by Expected Maturity (In thousands, except interest rate data) Fiscal Years Ending January 31,
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value at January 31, 2004
Fixed Rate:
Long-term debt	$—	$—	$25,000	$—	$—	$—	$25,000	$27,250
Average interest rate	—	—	7.38%	—	—	—	7.38%

Floating Rate:
Notes payable	$1,932	$—	$—	$—	$—	$—	$1,932	$1,932
Average interest rate (a)	11.38%	—	—	—	—	—	11.38%

Industrial revenue bonds	$250	$250	$250	$250	$250	$100	$1,350	$1,350
Average interest rate (a)	1.16%	1.16%	1.16%	1.16%	1.16%	1.16%	1.16%

Interest Rate Swap:
Notional amounts -fixed to variable (b)	$15,000	$—	$—	$—	$—	$—	$15,000	$(160)
Average pay rate (a)	5.46%	—	—	—	—	—	5.46%
Average receive rate	7.38%	—	—	—	—	—	7.38%

(a) Represents weighted average rate at January 31, 2004.

(b) Fair value represents a liability (asset) on the consolidated balance sheet.

Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates.  Generally, our contracts provide for payment in U.S. dollars and we do not maintain significant foreign currency cash balances.  International subsidiaries in Venezuela and Colombia have in-country working capital loans, which limit the exposure to foreign currency exchange rate fluctuations.  Certain suppliers bill in foreign currencies, particularly the Euro.  We occasionally enter into foreign exchange forward contracts with maturities of up to 12 months to hedge these specific purchase commitments and anticipated transactions but not for speculative or trading purposes.  At January 31, 2004, we had approximately $3.8 million of Euro forward contracts outstanding at a net unrealized gain of $0.3 million recorded on the consolidated balance sheet.  Based on our average net foreign currency positions during Fiscal 2003, a 10% adverse change in average annual foreign currency exchange rates would not have had a material impact on our consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Stewart & Stevenson Services, Inc.

We have audited the accompanying consolidated balance sheets of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity, comprehensive income and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated financial statements of Stewart & Stevenson Services, Inc. and subsidiaries for the year ended January 31, 2002 were audited by other auditors who have ceased operations and whose report dated March 27, 2002, expressed an unqualified opinion on these statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 2004 and 2003 and the results of their operations and their cash flows for each of  the years then ended in conformity with accounting principles generally accepted in the United States.

As described in Note 14 to the consolidated financial statements, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

As described above, the consolidated financial statements of Stewart & Stevenson Services, Inc. and subsidiaries for the year ended January 31, 2002 were audited by other auditors who have ceased operations.  The prior year amounts in Note 15 have been revised to conform to the current year presentation.  We audited the adjustments that were applied to revise the Fiscal 2001 consolidated financial statements relating to these changes.  We also applied procedures with respect to the disclosures in Note 14 pertaining to financial statement revisions to include the transitional disclosures required by SFAS No. 142.  In our opinion, the changes to Note 15 and the SFAS No. 142 disclosures in Note 14 for Fiscal 2001 are appropriate.  However, we were not engaged to audit, review or apply any procedures to the Fiscal 2001 consolidated financial statements of the Company other than with respect to such disclosures and accordingly, we do not express an opinion or any other form of assurance on the Fiscal 2001 consolidated financial statements as a whole.

/s/ Ernst & Young LLP
March 29, 2004
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

/s/ Arthur Andersen LLP
March 27, 2002
Houston, Texas

NOTE:  The consolidated financial statements for the year ended January 31, 2002 included in this Form 10-K were audited by Arthur Andersen LLP.  The report of Arthur Andersen LLP included in this Form 10-K is a copy of the previously issued report of Arthur Andersen LLP, and it has not been reissued by Arthur Andersen LLP.  The report was filed with the Company’s fiscal 2001 Form 10-K.  After reasonable efforts, the Company has been unable to obtain a reissued report of Arthur Andersen LLP or a currently dated consent to the inclusion of this previously issued report of Arthur Andersen LLP into this Form 10-K.  In addition, the Company will not be able to obtain the written consent of Arthur Andersen LLP for any registration statement it may file as required by Section 7 of the Securities Act.  Accordingly, investors will not be able to sue Arthur Andersen LLP pursuant to Section 11(a)(4) of the Securities Act relating to those registration statements and therefore may have their recovery limited as a result of the lack of Arthur Andersen LLP’s consent.  The ability of investors to recover from Arthur Andersen LLP also may be limited as a result of their financial condition or other matters relating to the various civil and criminal lawsuits relating to them.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	Fiscal 2003	Fiscal 2002
Assets
Current Assets:
Cash and cash equivalents	$53,959	$107,994
Short-term investments	7,745	—
Accounts receivable, net	163,324	151,839
Recoverable costs and accrued profits not yet billed	21,653	11,668
Inventories	166,315	212,581
Excess of current cost over LIFO values	(45,330)	(42,785)
Deferred income tax asset	23,591	16,126
Income tax receivable	25,846	755
Other current assets	17,310	3,212
Total assets of discontinued operations	10,254	14,404
Total Current Assets	444,667	475,794

Property, Plant and Equipment, net	136,165	150,799
Deferred Income Tax Asset	15,523	11,754
Intangibles and Other Assets, net	9,300	14,288
Total Assets	$605,655	$652,635

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$1,932	$1,454
Current portion of long-term debt	250	30,250
Accounts payable	72,028	60,159
Accrued payrolls and incentives	18,092	17,408
Billings in excess of incurred costs	69,376	62,568
Estimated losses on uncompleted contracts	16,306	—
Other current liabilities	43,049	29,537
Total liabilities of discontinued operations	4,103	4,092
Total Current Liabilities	225,136	205,468

Long-Term Debt, net	26,260	26,531
Accrued Postretirement Benefits and Pension	52,056	54,681
Other Long-Term Liabilities	4,720	3,947
Total Liabilities	308,172	290,627
Shareholders’ Equity:
Common stock, without par value, 100,000,000 shares authorized; 28,644,510 and 28,490,849 shares issued, respectively	57,056	54,843
Accumulated other comprehensive loss	(25,534)	(21,703)
Retained earnings	265,961	328,868
Total Shareholders’ Equity	297,483	362,008
Total Liabilities & Shareholders’ Equity	$605,655	$652,635

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Fiscal 2003	Fiscal 2002	Fiscal 2001

Sales	$1,175,566	$1,175,634	$1,329,510
Cost of sales	1,088,477	1,015,183	1,150,792
Gross profit	87,089	160,451	178,718

Selling and administrative expenses	157,984	136,924	148,757
Impairment of assets	9,008	7,770	—
Recovery of costs incurred, net	—	—	(39,000)
Pension curtailment expense	2,400	—	—
Other (income) expense, net	(620)	(580)	(3,472)
Operating profit (loss)	(81,683)	16,337	72,433

Interest expense	3,202	4,261	5,400
Interest and investment income	(1,475)	(1,763)	(3,415)

Earnings (loss) from continuing operations before income taxes	(83,410)	13,839	70,448
Income tax expense (benefit)	(31,073)	3,076	25,104
Net earnings (loss) from continuing operations before cumulative effect of change in accounting	(52,337)	10,763	45,344
Loss from discontinued operations, net of tax of ($1,396), ($4,593) and ($1,166)	(866)	(8,731)	(2,493)
Loss from disposal of discontinued operations, net of tax of ($2,706) and ($372)	—	(5,551)	(628)
Cumulative effect of change in accounting principle, net of tax of ($1,798)	—	(3,682)	—
Net earnings (loss)	$(53,203)	$(7,201)	$42,223

Weighted average shares outstanding:
Basic	28,560	28,479	28,325
Diluted	28,560	28,690	28,865

Earnings (loss) per share:
Basic:
Continuing operations before cumulative effect	$(1.83)	$0.38	$1.60
Discontinued operations	(0.03)	(0.50)	(0.11)
Cumulative effect of change in accounting principle	—	(0.13)	—
Net earnings (loss) per share	$(1.86)	$(0.25)	$1.49

Diluted:
Continuing operations before cumulative effect	$(1.83)	$0.38	$1.57
Discontinued operations	(0.03)	(0.50)	(0.11)
Cumulative effect of change in accounting principle	—	(0.13)	—
Net earnings (loss) per share	$(1.86)	$(0.25)	$1.46

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at end of Fiscal 2000	28,068	$48,325	$313,188	$(929)	$360,584
Net earnings	—	—	42,223	—	42,223
Cash dividends	—	—	(9,610)	—	(9,610)
Other comprehensive loss	—	—	—	(7,817)	(7,817)
Exercise of stock options	376	5,851	—	—	5,851
Balance at end of Fiscal 2001	28,444	54,176	345,801	(8,746)	391,231
Net loss	—	—	(7,201)	—	(7,201)
Cash dividends	—	—	(9,732)	—	(9,732)
Other comprehensive loss	—	—	—	(12,957)	(12,957)
Exercise of stock options	47	667	—	—	667
Balance at end of Fiscal 2002	28,491	54,843	328,868	(21,703)	362,008
Net loss	—	—	(53,203)	—	(53,203)
Cash dividends	—	—	(9,704)	—	(9,704)
Other comprehensive loss	—	—	—	(3,831)	(3,831)
Exercise of stock options	154	2,213	—	—	2,213
Balance at end of Fiscal 2003	28,645	$57,056	$265,961	$(25,534)	$297,483

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2001

Net earnings (loss)	$(53,203)	$(7,201)	$42,223

Change in additional minimum pension liability, net of tax of $(2,191), $(6,204) and $(4,251)	(3,896)	(10,906)	(7,679)

Unrealized income (loss) on forward contracts, net of tax of $(10), $333 and $(149)	163	418	(271)

Currency translation gain (loss), net of tax of $(54), $(1,768), and $0	(98)	(2,469)	133

Comprehensive income (loss)	$(57,034)	$(20,158)	$34,406

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Operating Activities
Net earnings (loss)	$(53,203)	$(7,201)	$42,223
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss from discontinued operations	866	14,282	3,121
Cumulative effect of change in accounting principle	—	3,682	—
Impairment of assets	9,008	7,770	—
Deferred tax provision (benefit)	(8,855)	1,139	(4,058)
Provision for excess and obsolete inventory	22,100	—	—
Depreciation and amortization	30,424	29,397	30,050
Gain on sale of assets	(410)	—	(528)
Change in operating assets and liabilities net of the effect of acquisition, divestiture and discontinued operations:
Accounts and notes receivable, net	(11,817)	14,810	(11,876)
Recoverable costs and accrued profits not yet billed	(9,985)	(11,668)	11,829
Inventories	25,281	(18,925)	(27,821)
Other current and noncurrent assets	(27,287)	4,184	(12,759)
Accounts payable	11,769	(11,111)	10,916
Accrued payrolls and incentives	1,030	(1,994)	(622)
Billings in excess of incurred costs	6,808	22,694	9,236
Estimated losses on uncompleted contracts	16,306	—	—
Other current liabilities	13,538	6,569	(10,492)
Accrued postretirement benefits and pension	(6,965)	11,771	5,452
Other, net	658	(2,254)	(2,018)
Net Cash Provided by Continuing Operations	19,266	63,145	42,653
Net Cash Provided by (Used in) Discontinued Operations	2,814	(6,362)	12,847
Net Cash Provided by Operating Activities	22,080	56,783	55,500

Investing Activities
Capital expenditures, excluding rental equipment	(28,401)	(23,309)	(45,601)
Additions to rental equipment	(10,726)	(11,411)	(19,195)
Proceeds from sale of businesses	1,414	250	5,737
Acquisition of businesses	(1,788)	(4,913)	(1,225)
Disposal of property, plant and equipment, net	8,260	10,947	10,310
Short-term investments	(7,745)	—	—
Net investing activities of discontinued operations	480	9,133	—
Net Cash Used in Investing Activities	(38,506)	(19,303)	(49,974)

Financing Activities
Change in short-term notes payable	478	(1,660)	(9,498)
Payments on long-term borrowings	(30,250)	(250)	(21,005)
Dividends paid	(9,704)	(9,681)	(9,610)
Proceeds from exercise of stock options	1,867	667	5,851
Net Cash Used in Financing Activities	(37,609)	(10,924)	(34,262)

Increase (decrease) in cash and cash equivalents	(54,035)	26,556	(28,736)
Cash and cash equivalents, beginning of fiscal year	107,994	81,438	110,174
Cash and cash equivalents, end of fiscal year	$53,959	$107,994	$81,438

Cash Paid For:
Interest	$3,581	$4,917	$8,267
Income taxes (excluding refunds)	3,628	3,645	33,246

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Fiscal Year:  The Company’s fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, “Fiscal 2003” commenced on February 1, 2003 and ended on January 31, 2004.  The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks.

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

Cash Equivalents:  Interest-bearing deposits, investments in government securities, commercial paper, money market funds and other highly liquid investments with original maturities of three months or less are considered cash equivalents.

Short-Term Investments:  Short-term investments include floating-rate municipal bonds and other marketable securities with original maturities of greater than three months.  These investments are highly liquid and historical gains and losses on these types of investments have not been material.

Allowance for Doubtful Accounts:  The Company extends credit and credit enhancements to customers and other parties in the normal course of business and maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of customers to make required payments.  The Company bases such estimates on its historical experience, existing economic conditions and any specific customer collection issues the Company has identified.  Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding balance or when the Company determines that the balance will not be collected.

Inventories:  Inventories are stated at the lower of cost or market, with cost primarily determined on a last-in, first-out (“LIFO”) basis, and market determined on the basis of estimated realizable values, less related customer deposits.  The value of inventories carried on a LIFO basis represented approximately 84% and 82% of total inventories at January 31, 2004 and 2003, respectively.  The remainder, which includes used inventory and inventory attributable to the Tactical Vehicle Systems segment, is valued on a first-in, first-out (“FIFO”) basis.  The Company purchases a considerable amount of its inventory for resale from independent manufacturers pursuant to distribution agreements.  Cost represents invoice or production cost for new items and original cost less allowance for condition for used equipment inventory.  Production cost includes material, labor and manufacturing overhead.  When circumstances dictate, the Company writes inventory down to its estimated realizable value based upon assumptions about future demand, technological innovations, market conditions, plans for disposal and the physical condition of products.  Shipping and handling costs are expensed as incurred in cost of sales.  Shipping and handling costs billed to customers are recorded as sales.

Revenue Recognition:  Revenue on equipment and parts sales is recognized when contract terms are met, collectibility is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer.  Cash discounts or other incentives to customers are recorded as a reduction of revenues.  Revenue from service agreements is recognized as earned, when services have been rendered.  Revenue from rental agreements is recognized over the rental period.

With respect to long-term construction contracts, revenue is recognized using the percentage-of-completion method.  The majority of the Company’s long-term construction contracts are fixed-price contracts, and measurement of progress toward completion is based on units-of-production for the FMTV contracts in the Tactical Vehicle Systems segment, and typically based on direct labor hours for other percentage-of-completion contracts.  Changes in estimates for revenues, costs to complete and profit margins are recognized in the period in which they are reasonably determinable.  Any anticipated losses on uncompleted contracts are recognized whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue.  With respect to cost-plus-fixed-fee contracts, the Company recognizes the fee ratably as the actual costs are incurred, based upon the fee amounts expected to be realized upon completion of the contracts.  Bid and proposal costs are expensed as incurred.

The Company frequently sells equipment together with “start-up” services, which typically involve adding fuel to the engine, starting the equipment for the first time, and observing it to ensure that it is operating properly.  In cases where start-up services are required on an equipment sale, the estimated start-up costs are accrued when revenue from the equipment sale is recognized.  At January 31, 2004, the Company had approximately $1.6 million of accrued start-up costs that had not yet been performed.

Property, Plant and Equipment:  Property, plant and equipment is stated at historical cost.  Depreciation is computed over the estimated useful lives of the assets, using the straight-line method.  When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.  The range of estimated service lives used to calculate financial reporting depreciation for principal items of property, plant and equipment are as follows:

Machinery and equipment	2 – 7 years
Computer hardware and software	3 – 5 years
Building and leasehold improvements	10 – 25 years
Rental equipment	2 – 8 years

The Company assesses the valuation of components of its property, plant and equipment and other long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable.  The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present.  If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, the Company determines whether impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist.  If the estimate of undiscounted future cash flows during the estimated useful life of the asset is less than the carrying value of the asset, the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, measured by the present value of estimated future cash flows or third party appraisal, as appropriate under the circumstances.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets of businesses acquired.  Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that the carrying amount of goodwill and intangibles with indefinite lives no longer be amortized into expense, but instead be tested at least annually for impairment.  Prior to the adoption of SFAS No. 142, the Company amortized goodwill and other intangible assets on a straight-line basis over fifteen years.  As discussed in Note 14, in connection with the adoption of SFAS No. 142, the Company recognized, as a cumulative effect of a change in accounting principle in Fiscal 2002, a charge of $3.7 million, net of tax benefit of $1.8 million.

Goodwill and other intangible assets are evaluated at least annually for impairment, during the fourth quarter or when events or circumstances indicate that it is more likely than not that an impairment loss has been incurred.  The goodwill impairment test is a two-step test and involves comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill attributable to the reporting unit is not considered impaired, and the second step is unnecessary.  If the fair value of a reporting unit is less than its carrying value, an indication of goodwill impairment exists, and in the second step, the fair value of the reporting unit is allocated to all of its assets and liabilities.  The fair value of tangible net assets and both recognized and unrecognized intangible assets is deducted from the fair value of the reporting unit to determine the implied fair value of reporting unit goodwill.  If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value.  As discussed in Note 3, in Fiscal 2003 the Company recorded a $4.5 million impairment charge to goodwill in the Power Products segment and at the end of Fiscal 2002, the Company recorded a $1.3 million impairment charge to goodwill and other intangibles in the Airline Products segment.

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

Insurance:  The Company maintains a variety of insurance for its operations that it believes to be customary and reasonable.  The Company is self-insured up to certain levels in the form of deductibles and retentions for general liability, vehicle liability, group medical and workers compensation claims.  Other than normal business and contractual risks that are not insurable, the Company’s risk is commonly insured against and the effect of a loss occurrence is not expected to be significant.  The Company accrues for estimated self-insurance costs and uninsured exposures based on estimated development of claims filed and an estimate of claims incurred but not reported.  The Company regularly reviews estimates of reported and unreported claims and provides for losses accordingly.

Internal-Use Software Costs:  Internal and external costs incurred to develop internal-use computer software are capitalized.  The cost of business process reengineering activities and training are expensed as incurred.

Advertising:  Advertising costs are included in selling and administrative expenses and are expensed as incurred.  These expenses totaled $1.6 million, $1.4 million and $1.3 million for Fiscal 2003, 2002 and 2001, respectively.

Capitalized Interest:  The Company capitalizes interest costs related to the Company’s construction of long-lived assets.  The amount of interest capitalized is calculated based on the Company’s average cost of borrowed funds.  Amounts capitalized during Fiscal 2003, 2002 and 2001 were $0.0 million, $0.3 million and $0.6 million, respectively.  These amounts are deducted from interest expense on the Company’s consolidated statement of operations and are included in the cost of the related asset on the consolidated balance sheet.

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

With respect to foreign currency forward contracts, changes in the market value of open positions represent unrealized gains or losses and are recorded to other comprehensive income.  To the extent that changes in market values are initially recorded in other comprehensive income, such changes reverse out and are recorded in net income when the underlying transaction occurs.  At the close of Fiscal 2003, the Company had approximately $3.8 million in forward contracts to purchase foreign currencies, the fair value of which was an asset of approximately $0.3 million.  These contracts settle periodically through August 2004.  The counterparties to these contracts are major financial institutions; therefore, the Company believes the risk of default is minimal.

The Company’s interest rate swap is designated as a fair value hedge.  As such, changes in the market value of the swap represent unrealized gains and losses.  Conversely, changes in the market value of the underlying debt that the swap hedges represent unrealized losses and gains, which substantially offset the unrealized gains and losses from the swap.  Any ineffectiveness in the hedge relationship is recognized in current earnings.  See Note 8 for further discussion.

Translation of Foreign Currency:  The local currency is the functional currency for the Company’s South American subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates.  Income and expense items are translated at average exchange rates during the year.  Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income.  Gain on losses from foreign currency transactions are recognized in current earnings.  Net foreign currency exchange losses (gains) included in Other (income) expense, net in the consolidated statements of earnings were $0.1 million, $(0.1) million and $(0.9) million during Fiscal 2003, 2002 and 2001, respectively.

Fair Value of Financial Instruments:  The Company’s financial instruments consist primarily of cash equivalents, short-term investments, trade receivables, trade payables, debt instruments and interest rate swaps.  The recorded values of cash equivalents, short-term investments, trade receivables, and trade payables are considered to be representative of their respective fair values.  Generally, the Company’s notes payable have interest rates which are tied to current market rates.  The senior notes had a carrying value of $25 million and $55 million at January 31, 2004 and 2003, respectively, and a fair value of $27 million and $58 million, respectively.  The fair value of the Company’s interest rate swap at January 31, 2004, was an asset of $0.2 million.  The fair values of these financial instruments were estimated based on market quotes obtained from brokers.  The Company estimates that the recorded value of all other of its financial instruments approximates their fair values.

Warranty Costs:  The Company generally provides product and service warranties for periods of six months to two years.  Based on historical experience and contract terms, the Company provides for the estimated cost of product and service warranties at the time of sale or, in some cases, when specific warranty problems are identified.  Accrued warranty costs are adjusted periodically to reflect actual experience.  Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  Occasionally, a material warranty issue can arise that is beyond the Company’s historical experience.  The Company provides for any such warranty issues as they become known and estimable.

Pensions and Other Postretirement Benefits:  The Company accounts for its defined benefit pension plans and its defined benefit postretirement medical plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively.  These standards require that amounts recognized in the financial statements be determined on an actuarial basis.  Significant assumptions involved in determining the Company’s pension and other postretirement benefit expense include the expected return on plan assets, expected healthcare cost and compensation increases and the discount rate for calculating future liability.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense.  Adjustments to the minimum pension liability are recorded in other comprehensive income.

Stock-Based Compensation:  In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock options and other stock-based employee compensation.  As permitted under SFAS No. 123, the Company continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based compensation programs.  Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of the Company’s common stock on the grant date.

The following pro forma data are calculated as if compensation expense for the Company’s stock option plans was determined based on the fair value at the grant date for awards under these plans, amortized to expense on a pro rata basis over the option vesting period, in accordance with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation:”

(In thousands, except per share data)	Fiscal 2003	Fiscal 2002	Fiscal 2001

Net earnings (loss):
As reported	$(53,203)	$(7,201)	$42,223
Pro forma compensation expense, determined under fair value method, net of tax	(1,094)	(2,031)	(1,749)
Pro forma	$(54,297)	$(9,232)	$40,474

Basic earnings (loss) per share:
As reported	$(1.86)	$(0.25)	$1.49
Pro forma	(1.90)	(0.32)	1.43

Diluted earnings (loss) per share:
As reported	$(1.86)	$(0.25)	$1.46
Pro forma	(1.90)	(0.32)	1.40

For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal 2003, 2002 and 2001:

	Fiscal 2003	Fiscal 2002	Fiscal 2001

Risk free interest rates	2.83%	4.25%	4.94%
Expected dividend yields	3.18%	1.98%	1.66%
Expected volatility	65.10%	62.70%	41.13%
Expected life (years)	5	5	10

Based on the above assumptions, the weighted average fair value of stock options granted in Fiscal 2003, 2002 and 2001 was $5.13, $8.59 and $10.57, respectively.

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

Earnings Per Share:  Basic earnings per share have been calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year.  Diluted earnings per share are computed considering the potential dilution that would occur if all securities or other contracts to issue common stock were exercised or converted into common stock.  See Note 10.

Reclassifications:  The accompanying consolidated financial statements for prior fiscal years contain certain reclassifications to conform with the presentation used in Fiscal 2003.  These reclassifications of prior fiscal year balances include $31.8 million of rental equipment (net of $20.2 million accumulated depreciation) which was removed from inventories and included in property, plant and equipment in the consolidated balance sheets.

Recent Accounting Pronouncements:  In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with plant closings or other exit or disposal activities when incurred.  Previous guidance required recognition of such costs as a liability as of the date an entity commits to an exit plan.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  Adoption of the new standard impacts the timing of liability recognition related to future exit or disposal activities, but does not have a material effect on the ultimate costs associated with such activities.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which requires that a company that controls another entity through interests other than voting interests should consolidate such controlled entity.  FIN No. 46 applies immediately to variable interest entities created or modified after January 31, 2003, and is effective January 1, 2004 for variable interest entities existing prior to February 1, 2003.  In December 2003, the FASB issued a revision to FIN No. 46 (“FIN No. 46R”) to clarify some provisions and to defer the implementation for certain entities created before February 1, 2003.  Pursuant to FIN No. 46R, entities that do not have interests in “special purpose entities” (“SPEs”) are required to apply the provisions of FIN No. 46 for entities existing before February 1, 2003 in financial statements for periods ending after March 14, 2004.  As the Company has no material exposures to SPEs or other off-balance sheet arrangements, the adoption of FIN No. 46 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective August 3, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits”.  The statement requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods.  The additional disclosures required by SFAS No. 132 have been included in Note 13.

Note 2:  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following components, net of tax, at January 31:

(In thousands)	Fiscal 2003	Fiscal 2002

Accumulated additional minimum pension liability	$(22,480)	$(18,585)
Unrealized income on forward contracts	310	147
Currency translation loss	(3,364)	(3,265)

Accumulated other comprehensive loss	$(25,534)	$(21,703)

Note 3:  Exit Costs, Asset Impairment and Other Charges

Exit Costs

During Fiscal 2003, the Company announced the decision to exit the turnkey engineering, procurement and construction (“EPC”) activities within the Distributed Energy Solutions segment.  Under this exit plan, the Company expects that all remaining EPC contractual obligations will be substantially completed in Fiscal 2004.  The Company will, however, retain and execute obligations under certain fixed price operation and/or maintenance contracts related to EPC projects, which have terms ranging from two to nine years.  Nearly all costs associated with the EPC exit plan relate to the termination of employees.  Total estimated exit costs are $0.4 million, all of which are expected to be paid in Fiscal 2004.  No liability was established for these exit activities as of January 31, 2004, as these costs do not meet the recognition criteria set forth under SFAS No. 146.

Also during Fiscal 2003, the Company’s Power Products segment closed four under-performing branch locations in Texas and Louisiana.  The Company intends to continue to serve these markets through other existing branch locations.  As a result of these actions, the Company incurred $0.2 million of employee termination costs and $0.1 million of other exit related costs in Fiscal 2003.  As of January 31, 2004, $0.1 million of exit costs were accrued, which are expected to be paid over the next five years.

Impairment of Assets

During Fiscal 2003, the Company consolidated the manufacturing operations of the Distributed Energy Solutions and Engineered Products segments.  This project included the relocation of the Houston fabrication facility for the Distributed Energy Solutions segment, along with the railcar mover and snow blower manufacturing operations from the Utilities Equipment business into an existing Engineered Products facility in Houston, Texas.  Total capital expenditures related to this project were $7.1 million and total operating expenses were $3.8 million including $0.9 million of employee separation costs, all of which were incurred during Fiscal 2003.  This project resulted in a workforce reduction of approximately 64 employees.  Subsequent to executing this consolidation project, continued poor operational performance led to a decision to exit the turnkey EPC activities of the Distributed Energy Solutions segment.  As a result of this decision, a test of recoverability of long-lived assets was performed on the combined manufacturing facility in accordance with SFAS No. 144.  This recoverability test was performed based on the combined estimated future cash flows of the Distributed Energy Solutions and Engineered Products segments.  As a result of this analysis, the Company impaired the property, plant and equipment of these two segments by a combined $4.5 million before taxes, reducing their carrying value to fair market value, based on third party market appraisal.  As of January 31, 2004, the net carrying value of property, plant and equipment after giving effect to the impairment was $11.1 million for the Engineered Products segment and $2.2 million for the Distributed Energy Solutions segment.

Also during Fiscal 2003, the Company’s Power Products segment decided to exit the activities and dispose of the assets associated with Thermo King distribution agreements in Texas, Louisiana and Northern California.  This decision prompted a test for goodwill impairment in accordance with SFAS No. 142 on a reporting unit within the Power Products segment.  As a result of this analysis, using the present value of estimated future cash flows as the basis for fair value, the Company impaired $4.5 million of goodwill in the Power Products segment.

During Fiscal 2002, the airline industry encountered multiple challenges including economic recession, terrorist activities, the threat of war with Iraq, overall decreased consumer demand and high fuel prices.  During the fourth quarter of Fiscal 2002, the likelihood of war became more imminent, there was a heightened risk of terrorist activities and the airlines’ overall sentiment regarding their current and future operations continued to decline.  In light of these challenges and the history of operating losses for the Airline Products segment, the Company tested its long-lived assets and goodwill for impairment at the end of Fiscal 2002 in accordance with SFAS No. 144 and SFAS No. 142.  The Company calculated the fair value of such long-lived assets based on the present value of estimated future cash flows from the Airline Products segment.  As a result of this analysis, the Company fully impaired the net carrying value of property, plant and equipment ($6.5 million) and goodwill and other intangibles ($1.3 million) related to the Airline Products segment as of January 31, 2003.

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

Note 4:  Acquisitions and Divestitures

In the second quarter of Fiscal 2003, the Company’s Power Products segment acquired certain assets and assumed certain liabilities from Kalina Industrial Services, Inc., located in Austin, Texas.  The total purchase price for the net acquired assets was $0.3 million.

In the third quarter of Fiscal 2003, this segment also acquired certain assets and assumed certain liabilities from Industrial Power and Service, Inc., located in Longview, Texas.  The total purchase price for the net acquired assets was $1.8 million, including cash of $1.2 million, a note payable of $0.1 million and other non-cash consideration of $0.5 million.

In the fourth quarter of Fiscal 2003, the Company’s Power Products segment sold certain assets and distribution rights under the Thermo King distributor agreement in Texas and Louisiana.  As a result of this sale, the Company received cash consideration of $1.4 million and recognized a gain of $0.4 million.  This divestiture represents the exit of a product offering sold in multiple locations and, as such, this divestiture is not classified as a discontinued operation.

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

See Note 5 for discussion of the sale of the Company’s blowout preventer and controls, valve and drilling riser business.

Note 5:  Discontinued Operations

During the fourth quarter of Fiscal 2001, the Company determined that the Petroleum Equipment segment’s blowout preventer and controls, valve and drilling riser business was not strategically aligned with the Company’s core competencies.  The Company announced its intention to sell this business and, consequently, these activities were reclassified for reporting purposes for all periods shown as discontinued operations.  These discontinued operations generated revenues of $2.2 million, $18.5 million and $45.6 million in Fiscal 2003, 2002 and 2001, respectively.  The operating loss from these activities during Fiscal 2003, 2002 and 2001 was $2.3 million ($0.9 million net of income taxes), $12.2 million ($8.0 million, net of income taxes) and $3.7 million ($2.5 million, net of income taxes), respectively.  The Fiscal 2003 and Fiscal 2002 operating loss includes costs primarily to complete certain retained contracts after the sale was consummated.  Additionally, the Fiscal 2002 and Fiscal 2001 operating loss resulted from this business operating below breakeven levels prior to consummating the sale.  In addition, the Company recognized a loss from disposal of discontinued operations of $8.3 million ($5.6 million, net of income taxes) in Fiscal 2002, resulting from the sale of these operations to Cooper Cameron Corporation for cash proceeds of $14.8 million.  When the transaction was consummated on September 13, 2002, the Company sold certain assets and retained certain contracts and related assets as well as the receivables and certain liabilities of the business, including warranty responsibility for products sold before closing as well as warranty responsibility for retained contracts to be completed.  In some cases, the Company has agreements with customers on commitments to support its products, including retained warranties and contracts.

Also included in the loss from discontinued operations in Fiscal 2002 was a provision for a financial guaranty of $1.1 million ($0.7 million, net of income taxes).  The pre-tax charge of $1.1 million related to a $6.1 million payment the Company made to a financial institution in connection with an obligation under the financial guaranty for certain gas turbine equipment in Argentina.  The equipment, which provides power to the town of Rio Grande, Argentina, was exported to Argentina by the Company’s discontinued gas turbine operation in 1996.  The payment was precipitated by the Argentine financial crisis, and the Company was required to fund the obligation by the terms of the agreement with the financial institution.  The $6.1 million payment was recorded as a note receivable within Total assets of discontinued operations on the consolidated balance sheets.  In September 2003, the Company negotiated a financing agreement with the Argentine end user of the equipment, under which the note receivable will be repaid over a nine-year term.  During Fiscal 2003, the Company received principal and interest payments totaling $0.8 million under the terms of the financing agreement.  Additionally, the Company received payments totaling $0.5 million in Fiscal 2002 from an export insurance credit policy associated with this transaction.

Significant categories of assets and liabilities from discontinued operations are included in the table below:

(In thousands)	Fiscal 2003	Fiscal 2002
Receivables, net	$6,089	$8,107
Inventory, net	379	1,164
Other assets	3,786	5,133
Total assets	10,254	14,404
Accounts payable	571	1,503
Other liabilities	3,532	2,589
Total liabilities	4,103	4,092
Net assets	$6,151	$10,312

Note 6:  Contracts in Process

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

(In thousands)	Fiscal 2003	Fiscal 2002
Costs incurred on uncompleted contracts	$165,541	$51,882
Accrued profits, net of losses	4,155	11,356
	169,696	63,238
Less billings to date	(134,664)	(25,760)
Less customer performance-based payments	(99,061)	(88,378)
	$(64,029)	$(50,900)

Recoverable costs and accrued profits not yet billed	$21,653	$11,668
Billings in excess of incurred costs and accrued profits	(69,376)	(62,568)
Estimated losses on uncompleted contracts	(16,306)	—
	$(64,029)	$(50,900)

Billings in excess of incurred costs and accrued profits primarily relate to the Tactical Vehicle Systems segment.  In the Tactical Vehicle Systems segment, overhead costs include selling and administrative expenses which are fully allocated to the contract.  The U.S. government has a security interest in unbilled amounts associated with contracts that provide for performance-based payments.

During Fiscal 2003, the Company encountered significant cost overruns on a number of fixed-price EPC contracts in the Distributed Energy Solutions business.  Consequently, during the third and fourth quarters of Fiscal 2003, the Company recorded additional estimated costs to complete such projects totaling $19.8 million, resulting in estimated losses on such contracts totaling $16.3 million, which is shown separately on the consolidated balance sheet.  Such estimates were management’s best estimate of the full amount of losses to be incurred on such contracts, based on the facts and circumstances that were known at the time.  Considerable uncertainty remains as to the ultimate outcome of the loss contracts.  As discussed in Note 3, the Company has decided to exit the EPC activities of this segment.

Note 7:  Inventories

Summarized below are the components of inventories related to continuing operations, net of customer deposits:

(In thousands)	Fiscal 2003	Fiscal 2002

Inventory purchased under distributor agreements	$87,712	$98,809
Raw materials and spare parts	35,932	41,983
Work in process	22,517	39,502
Finished goods	20,154	32,287
	166,315	212,581
Excess of current cost over LIFO values	(45,330)	(42,785)
Total Inventories	$120,985	$169,796

Raw materials and spare parts include OEM equipment and components used in the manufacturing segments.  During Fiscal 2003, the Company recorded provisions totaling $22.1 million for excess and obsolete inventory related to management actions taken to exit certain business activities and to liquidate excess inventories in the current market environment.  The inventory balances above are stated net of inventory valuation allowances totaling $31.0 million and $8.4 million at the end of Fiscal 2003 and 2002, respectively.  Inventories are stated on a LIFO basis and reduced as necessary to reflect current estimated fair values.

Note 8:  Debt Arrangements

Outstanding debt, which is generally unsecured, consists of the following:

(In thousands)	Fiscal 2003	Fiscal 2002

Notes payable, denominated in foreign currency	$1,932	$1,454

Senior Notes:
7.29% principal due 2003	$—	$30,000
7.38% principal due 2006	25,000	25,000
Fair value adjustment	160	181
Industrial revenue bonds	1,350	1,600
	26,510	56,781
Less current portion	(250)	(30,250)
Long-Term Debt	$26,260	$26,531

The Company had a $150 million revolving credit facility which matured on January 31, 2004.  No borrowings were outstanding under the facility at any point during Fiscal 2003, 2002 or 2001.  A commitment fee ranging from 20 to 50 basis points was paid on the daily average unused balance based on the Company’s leverage ratio.  To provide additional financial flexibility, the Company intends to negotiate a smaller revolving credit facility during Fiscal 2004.  There can be no assurance that the Company will be able to successfully negotiate such facility or, if it does, that such facility will include terms and conditions similar to the expired facility.  Failure to negotiate a new facility on terms acceptable to the Company could restrict the Company’s future ability to make acquisitions and fund working capital, capital expenditures, common stock dividends or other financial obligations.

During Fiscal 2003, the Company entered into letter of credit facilities totaling $17.5 million with financial institutions, to allow the issuance of letters of credit as needed to support ongoing commercial operations.  Approximately $12.7 million of letters of credit under these facilities were outstanding as of January 31, 2004.

The Company’s senior notes are unsecured and were issued pursuant to an agreement containing covenants that restrict indebtedness, guarantees, sales of assets and other items.  Based on the Company’s financial condition as of January 31, 2004, the restrictions imposed by the Company’s senior notes do not currently restrict the Company’s ability to meet its obligations or to declare and pay dividends at historical levels.

In Fiscal 2002, the Company entered into an interest rate swap agreement, which expires in Fiscal 2004, with a notional amount of $15 million related to $15 million of the senior notes due in 2006.  This transaction, which is designated as a fair value hedge, effectively converts $15 million of fixed rate debt with an interest rate of 7.38% into floating rate debt with an interest rate of LIBOR plus 436 basis points.  The applicable floating interest rate as of January 31, 2004 was approximately 5.46%.  The net interest received or paid as a result of the interest rate swap is included in interest expense on the consolidated statements of operations.  The recorded value of the swap, which was an asset of $0.2 million at January 31, 2004 and January 31, 2003, and the related fair value adjustment to the debt are carried on the consolidated balance sheets at fair value.

The Company’s international subsidiaries have foreign currency bank notes payable consisting of renewable, secured loans for the purpose of financing the Company’s South American operations.  These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by $3.5 million of letters of credit issued by the Company and principally bear market-based variable rates of interest which were approximately 11.4% and 15.6% as of January 31, 2004 and 2003, respectively.  The Company uses foreign-denominated debt to offset the impact of foreign currency exchange rate fluctuations on its operations.

The amounts of long-term debt which will become due during the next five fiscal years and thereafter are as follows (in thousands):

Fiscal 2004	$250
Fiscal 2005	250
Fiscal 2006	25,250
Fiscal 2007	250
Fiscal 2008	250
Thereafter	100
$26,350

Note 9:  Income Taxes

The components of the income tax provision (benefit) from continuing operations are as follows:

(In thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2001

Current	$(22,218)	$1,937	$29,162
Deferred	(8,855)	1,139	(4,058)
Income tax provision (benefit)	$(31,073)	$3,076	$25,104

The components of the income tax provision (benefit) from discontinued operations are as follows:

(In thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2001

Current	$(3,507)	$(5,358)	$2,322
Deferred	2,111	(1,941)	(3,860)
Income tax benefit	$(1,396)	$(7,299)	$(1,538)

The components of the income tax benefit in Fiscal 2002 related to the cumulative effect of a change in accounting principle are a current benefit of $0.2 million and a deferred benefit of $1.6 million.

A reconciliation between the income tax provision (benefit) from continuing operations and income taxes computed by applying the statutory U.S. Federal income tax rate of 35% in Fiscal 2003, 2002 and 2001 is as follows:

(In thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2001

Provision (benefit) at statutory rate of 35%	$(29,194)	$4,844	$24,657
State tax provision (benefit)	(422)	(434)	478
Impact of federal tax credits	(863)	(763)	(516)
Foreign tax provision (benefit)	(39)	(360)	107
Other, net	(555)	(211)	378
Income tax provision (benefit)	$(31,073)	$3,076	$25,104

The net deferred tax assets from continuing operations are determined under the liability method based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted statutory tax rates.  The deferred tax provision (benefit) is the result of changes in these temporary differences.  The tax effects of the temporary differences which comprise the deferred tax asset at the end of Fiscal 2003 and 2002 are as follows:

(In thousands)	Fiscal 2003	Fiscal 2002
Deferred Tax Assets
Postretirement benefit obligation	$5,497	$5,254
Accrued expenses and other reserves	24,884	22,542
Property, plant and equipment	1,270	1,221
Pension accounting	13,378	13,585
Contract accounting	3,122	—
Other	1,291	1,882
Valuation allowance	(538)	(385)
Gross deferred tax assets	48,904	44,099
Deferred Tax Liabilities
Contract accounting	—	2,626
Prepaid expenses and deferred charges	8,924	11,203
Other	1,055	2,390
Gross deferred tax liabilities	9,979	16,219
Net deferred tax asset	$38,925	$27,880

Current portion of deferred tax asset	$23,591	$16,126
Non-current portion of deferred tax asset	15,523	11,754
Non-current portion of deferred tax liability	(189)	—
Net deferred tax asset	$38,925	$27,880

The Company believes it is more likely than not that the net deferred income tax asset as of January 31, 2004 in the amount of $38.9 million will be realized, based on expected future taxable income and potential tax planning strategies.  The Company will require future taxable income in order to fully realize its net deferred tax assets.  At January 31, 2004, the Company had approximately $0.5 million and $1.4 million tax credit carryforwards for Research and Experimental expenses and Alternative Minimum Tax, respectively.  These credits are available to offset future federal income tax liabilities.  The alternative minimum tax credit has no expiration date.

Note 10:  Common Stock

Cash Dividend:  Cash dividends of $0.085 per common share were declared and paid in each quarter of Fiscal 2003, 2002 and 2001.  Declaration and payment of dividends in the future is dependent upon the Company’s earnings and liquidity position, among other factors.

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

Stock Issuance:  During Fiscal 2003, 2002 and 2001 the Company issued under the 1996 Director Stock Plan 7,315, 6,153 and 3,094 shares, respectively, to certain directors of the Company for services rendered.  Total expense recognized related to these stock issuances was approximately $0.1 million in each year.

Stock Option Plans:  The Company has various stock option plans pursuant to which stock options may be granted to officers, employees and non-employee directors of the Company.  Options may be granted with a per share exercise price not less than the per share market value of common stock at the date of grant.  The options have terms not to exceed ten years and vest over periods not to exceed four years.  As of January 31, 2004, a total of 4,346,475 shares were reserved for issuance pursuant to such stock option plans.

A summary of the status of the Company’s stock option plans during Fiscal 2003, 2002, and 2001 is presented in the tables below:

	Shares under Option	Option Price Range Per Share
Outstanding at end of Fiscal 2000	1,867,975	$8.91	-	$50.25
Granted	384,000	$16.05	-	$34.94
Exercised	(376,725)	$8.91	-	$32.63
Canceled	(357,575)	$9.56	-	$50.25
Outstanding at end of Fiscal 2001	1,517,675	$8.91	-	$50.25
Granted	774,000	$10.06	-	$18.92
Exercised	(40,500)	$9.56	-	$14.56
Canceled	(160,400)	$9.56	-	$50.25
Outstanding at end of Fiscal 2002	2,090,775	$8.91	-	$50.25
Granted	853,250	$10.06	-	$18.92
Exercised	(145,950)	$9.52	-	$10.50
Canceled	(672,725)	$8.91	-	$50.25
Outstanding at end of Fiscal 2003	2,125,350	$9.52	-	$50.25
Options available for future grants at end of Fiscal 2003	2,221,125

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Options exercisable at end of year	916,165	831,975	608,514
Weighted average exercise price of options exercisable	$19.66	$20.10	$22.83

Exercise Price	Weighted Average Exercise Price	Options Outstanding	Options Exercisable	Average Remaining Contractual Life (Years)
$9.52 - $11.75	$9.99	799,850	211,600	5.8
$13.00 - $18.75	$15.99	795,750	278,565	8.2
$18.90 - $23.00	$20.14	227,100	149,350	5.5
$23.55 - $33.75	$24.73	185,100	159,100	3.0
$33.90 - $50.25	$38.24	117,550	117,550	2.0
		2,125,350	916,165

A reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share is below:

(In thousands, except per share amounts)	Fiscal 2003	Fiscal 2002	Fiscal 2001

Numerator:
Earnings (loss) available to common stockholders
From continuing operations	$(52,337)	$10,763	$45,344
From discontinued operations	(866)	(8,731)	(2,493)
From disposal of discontinued operations	—	(5,551)	(628)
From cumulative effect of change in accounting principle	—	(3,682)	—
Net earnings (loss)	$(53,203)	$(7,201)	$42,223

Denominator:
Denominator for basic earnings per share:
Weighted average shares	28,560	28,479	28,325
Effect of dilutive securities:
Employee and director stock options	—	211	540
Denominator for diluted earnings per share-
Adjusted weighted average shares	28,560	28,690	28,865

Basic earnings (loss) per share:
From continuing operations	$(1.83)	$0.38	$1.60
From discontinued operations	(0.03)	(0.31)	(0.09)
From disposal of discontinued operations	—	(0.19)	(0.02)
From cumulative effect of change in accounting principle	—	(0.13)	—
Net earnings (loss) per share	$(1.86)	$(0.25)	$1.49

Diluted earnings (loss) per share:
From continuing operations	$(1.83)	$0.38	$1.57
From discontinued operations	(0.03)	(0.31)	(0.09)
From disposal of discontinued operations	—	(0.19)	(0.02)
From cumulative effect of change in accounting principle	—	(0.13)	—
Net earnings (loss) per share	$(1.86)	$(0.25)	$1.46

Number of anti-dilutive stock options outstanding	2,125	1,321	186

Note 11:  Government Contracts

The U.S. government is one of the Company’s key customers. As such, decreased government spending or termination of significant government programs could adversely affect the Company’s business.  The Company’s Tactical Vehicle Systems segment depends largely on U.S. government expenditures.  In recent years, government contracts in this segment have accounted for substantial percentages of the Company’s annual revenues and operating income.  The Company is currently in the sixth production year of its second multi-year contract with the U.S. Department of the Army (“U.S. Army”) for production of the Family of Medium Tactical Vehicles (“FMTV”) which is expected to be completed by December 2004.

In April 2003, the U.S. Army awarded the Company the FMTV A1 Competitive Rebuy (“A1CR”) production contract.  The A1CR contract includes production of 10,889 FMTV trucks and trailers over a five-year period, with an option for 12,140 additional trucks and trailers.  Full rate production under the A1CR contract is expected to begin in November 2004.  As a result of the A1CR contract, the Company’s profit margins in the Tactical Vehicle Systems segment are expected to be lower than historical margin levels achieved with the current FMTV contract.  The funding of the A1CR contract beyond the first program year is subject to the inherent uncertainties of Congressional appropriations.  As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the A1CR contract must be funded annually by the U.S. Army and may be terminated at any time for the convenience of the government.  If the A1CR contract is terminated, other than for the Company’s default (in which event there could be serious adverse consequences and claims against the Company), it provides for termination charges that will reimburse the Company for certain allowable costs, but not necessarily for all costs incurred.

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

Note 12:  Guarantees and Contingencies

Warranties:  Based on historical experience and contract terms, the Company provides for the estimated cost of product and service warranties at the time of sale or, in some cases, when specific warranty problems are identified.  Accrued warranty costs are adjusted periodically to reflect actual experience.  Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation.  Occasionally, a material warranty issue can arise that is beyond the Company’s historical experience.  The Company provides for any such warranty issues as they become known and estimable.

A summary of warranty activity follows:

(in thousands)	Fiscal 2003	Fiscal 2002
Accrued warranty costs at beginning of year	$6,073	$7,361
Payments for warranty obligations	(8,677)	(5,306)
Warranty accrual for current period sales	7,429	4,991
Changes related to pre-existing warranties	2,991	(973)
Accrued warranty costs at end of year	$7,816	$6,073

Guarantees:  The Company is occasionally required to issue performance indemnities or to post letters of credit, generally issued by a bank, to collateralize certain insurance programs, to secure credit facilities or to ensure performance under contracts.  A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit.  If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit.  Generally, a letter of credit is released when the Company has satisfied the obligations that the letter of credit is securing.  As of January 31, 2004 and January 31, 2003, the Company had letters of credit outstanding totaling approximately $12.7 million and $9.9 million, respectively.  Also, the Company has guaranteed the performance output levels of equipment serviced by the Company under certain operation and maintenance contracts.  Some of these contracts contain liquidated damages provisions.  In addition, the Company had contingent performance indemnities of approximately $6.7 million as of January 31, 2004 and January 31, 2003.

Operating Lease Commitments:  The Company leases certain facilities and equipment from third parties under operating lease arrangements of varying terms.  Under the terms of these operating lease arrangements, the Company is generally obligated to make monthly rental payments to the lessors, and include no further obligations at the end of the lease terms.  If the Company elects to cancel or terminate a lease prior to the end of its term, the Company is typically obligated to make all remaining lease payments.  In certain cases, however, the Company is allowed to sublet the assets to another party.  Total rent expense associated with operating lease agreements was $10.5 million, $11.0 million, and $9.9 million in Fiscal 2003, 2002 and 2001, respectively.

Operating lease obligations as of January 31, 2004, with noncancelable lease terms in excess of one year are as follows (in thousands):

Fiscal 2004	$5,375
Fiscal 2005	3,819
Fiscal 2006	2,859
Fiscal 2007	2,241
Fiscal 2008	1,799
Thereafter	1,999
Total operating lease obligations	$18,092

U.S. Government Contingencies:  During Fiscal 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show.  The Company is advised that the U.S. Customs Service and the Department of Justice have since such event carried on an investigation of potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems and firearms.  Such investigation could result in the filing of civil or administrative sanctions against the Company and/or individual employees, and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. government or the benefit of federal assistance payments.  While they are possible, the Company does not believe that criminal sanctions will be sought.  The Company believes that resolution of this matter will not have a material adverse effect on its consolidated results of operations in any period or upon its consolidated financial condition or liquidity and believes that the resolution of the matter that is possibly most adverse to the Company will involve the payment of a civil penalty that will not materially adversely affect the Company.

The Company is a defendant in a suit brought under the qui tam provision of the False Claims Act, United States of America, ex rel. Werner Stebner v. Stewart & Stevenson Services, Inc.  and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems.  The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000.  On February 2, 2004, the District Court found in favor of the Company and dismissed all of the plaintiff’s claims by summary judgment without proceeding to trial.  After having all claims dismissed by the District Court, the plaintiffs then filed a notice of appeal on March 1, 2004 in the United States Court of Appeals for the Fifth Circuit, No. 04-20209.  This is the appeal from the summary judgment dismissal of the complaint originally brought under the qui tam provision of the False Claims Act.  The briefing schedule has not yet been determined by the court of appeals.  A decision by the Fifth Circuit is not expected until the fourth quarter of 2004 or sometime in 2005.  The grounds for appeal are not fully known, but the Company believes the District Court correctly dismissed all of the plaintiff’s claims as being without merit and will continue to vigorously defend the suit in the court of appeals.  While the Company does not believe that an adverse outcome is reasonably likely, an unexpected adverse outcome in the suit could have a material adverse impact on the Company’s consolidated results of operations, financial position and liquidity.  The Company is presently unable to determine whether any liability has been incurred in this matter, other than legal fees and expenses, which have been provided for, or to reasonably estimate the amount or range of any loss that may result from this matter, and thus no accruals have been recorded in this matter other than estimated legal fees and expenses relating to the appeal.

Diamond Offshore Litigation:  The Company is a defendant in a suit brought by several subsidiaries of Diamond Offshore Drilling, Inc.  (collectively, “Diamond Offshore”) on May 30, 2002, arising out of claims relating to a marine riser manufactured by the Company and purchased by Diamond Offshore for use on its Ocean Baroness semi-submersible drilling rig, Cause No. 2002-27831; Diamond Offshore International Corporation, Diamond Offshore Company, Diamond Offshore Services Company, Diamond Offshore (USA), Inc., Diamond Offshore International Limited, and Diamond Offshore Drilling, Ltd. v. Stewart & Stevenson Services, Inc.; in the District Court of Harris County, Texas 125th Judicial District Court (the “Baroness Litigation”).  The suit was filed following a separation of the marine riser during deep water drilling operations and seeks to recover damages that are not specified in the petition.

In a separate transaction on or about September 13, 2001, Diamond Offshore contracted with the Company for a marine riser for use on its Ocean Rover semi-submersible drilling rig.  The Company was fulfilling this contract, when, on August 19, 2002, Diamond Offshore amended its petition in the Baroness Litigation to seek a declaration that Diamond Offshore has no further contractual obligations to the Company with respect to the Ocean Rover riser.  On August 21, 2002, before being served with Diamond Offshore’s amended petition in the Baroness Litigation, the Company filed a separate lawsuit against Diamond Offshore seeking to recover damages, including attorneys’ fees for the unilateral cancellation of the Rover contract (the “Rover Litigation”).  On August 30, 2002, the Court transferred the Rover Litigation to the 125th Judicial District Court where the Baroness Litigation is pending.  The two cases have been consolidated into one lawsuit in the 125th Judicial District Court.  The Company is vigorously prosecuting its claims against Diamond Offshore and defending the claims asserted against it by Diamond Offshore in this lawsuit.

It is presently impossible for the Company to determine the ultimate outcome of the Diamond Offshore disputes or whether their resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount or range of any loss that may result from these matters.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it believes are adequate for certain estimated legal fees that it expects to incur associated with these matters, which estimated legal fees are based on the Company’s experience to date in this litigation as to discovery activities and procedural filings with respect to the case.

Distributed Energy Solutions Contingencies:  During the third quarter of Fiscal 2003, the Company decided to exit the turnkey engineering, procurement and construction activities of the Distributed Energy Solutions business.  With respect to such turnkey activities, the Company will not be quoting any new business but will be continuing to perform under existing contracts.  In connection with certain existing contracts, the Company has received a written notice of dispute from a customer regarding equipment and services to be provided to several sites operated by the customer.  In the dispute notice, the customer alleged various contractual claims, including claims for liquidated damages.  The customer acknowledged the expectation of continuing negotiations, but indicated that if the parties were unable to resolve the dispute, it would seek relief in arbitration.  Additional issues have been raised by the customer, and issues exist with respect to the engines installed at the customer’s sites and as to engine supplier obligations.

Accordingly, the Company is actively reviewing issues regarding this situation.  In Fiscal 2003, the Company incurred substantial losses on the contracts that are in dispute based on estimated costs to complete the contracts and to otherwise address customer issues on the contracts.  The Company is continuing to work with the customer on these contracts in dispute to resolve the customer’s issues.  At present, the Company is unable to predict the outcome of this situation or even the aggregate amount of claims, if any, that may ultimately be asserted by the customer.  The Company is presently unable to determine whether any additional liability has been incurred in this matter beyond that which has been recorded or to reasonably estimate any amount or range of any further losses that may result from these contracts.  The Company intends to vigorously assert its positions in any arbitration of this matter should it not be resolved with the customer before any formal arbitration is initiated.

Environmental Contingencies:  In 2001, the Company received from the United States Environmental Protection Agency (the “EPA”) a Request for Information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, for information pertaining to the R&H Oil Company Site in San Antonio, Texas (the “Site”).  Information provided to the Company by the EPA indicates that the Company may have sent waste oils to the Site for recycling in the late 1980s, and that such waste oils may potentially account for between one and two percent of the volume of total wastes received by the oil recycler at the Site.  Since the Company expects to receive a claim for cleanup and other costs related to this site, it has established reserves which it believes to be adequate at this time.  As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, changes in these and other factors may result in actual costs exceeding the current environmental reserves.  While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company believes that the most likely outcome in this environmental matter is the expenditure of an immaterial amount of consideration as a contribution to the remediation effort.

The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury and warranty matters normally incident to the Company’s business.  No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which the Company conducts its business or on its consolidated results of operations, financial position or liquidity.  The Company maintains certain insurance policies that provide coverage for product liability and personal injury cases.  The Company has established reserves that it believes to be adequate based on current evaluations and its experience in these types of claim situations.  Nevertheless, an unexpected outcome in any such case could have a material adverse impact on the Company’s consolidated results of operations in the period it occurs.  Moreover, future adverse developments in such cases could require material changes in the recorded reserve amounts.

Note 13:  Employee Pension and Other Benefit Plans

Defined Benefit Plans

The Company has a noncontributory defined benefit pension plan that covered substantially all of its full-time employees and an unfunded defined benefit supplemental executive retirement plan covering certain highly compensated employees.  The pension benefits are based on years of service, limited to 45 years, and the employee’s highest consecutive five-year average compensation out of the last 10 years of employment.  The Company funds pension costs in conformity with the funding requirements of applicable government regulations.  Effective July 1, 2003, the Company froze the benefits earned under both defined benefit pension plans, with the exception of a small transition group.  These plan changes resulted in a non-cash charge of $2.4 million to write off previously unamortized prior service costs (pension curtailment expense) during Fiscal 2003.

The Company also has a defined benefit postretirement medical plan, which provides for the payment of certain medical costs of eligible employees and dependents upon retirement.  The plan is currently not funded.  The Company expects to continue paying postretirement medical costs as covered claims are incurred.  Effective July 1, 2003, the Company decided that postretirement medical benefits will not be provided to future retirees, with the exception of a small transition group.  In addition, plan participants will pay a higher portion of total plan costs in future years.

The following tables include pension benefits information for the noncontributory defined benefit pension plans and the postretirement medical plan discussed above, as well as an unfunded defined benefit retirement plan for non-employee directors.  The changes in benefit obligation, plan assets and funded status of the plans, measured as of January 31, 2004 and 2003, and the amounts recognized in the consolidated balance sheets follow:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2003	Fiscal 2002
Change in benefit obligation:
Benefit obligation at beginning of year	$125,572	$115,693	$21,477	$16,833
Service cost	2,595	5,184	552	1,116
Interest cost	7,752	7,789	1,038	1,160
Amendments	—	—	(10,589)	—
Curtailment gain	(14,734)	—	(142)	—
Participant contributions	—	—	327	252
Benefits paid	(5,023)	(4,428)	(1,395)	(1,107)
Actuarial loss (gain)	12,209	1,334	(416)	3,223
Benefit obligation at end of year	$128,371	$125,572	$10,852	$21,477

Change in plan assets:
Fair value of plan assets at beginning of year	$68,716	$76,120	$—	$—
Actual return on plan assets	14,727	(4,642)	—	—
Employer contributions	13,143	1,666	1,068	855
Participant contributions	—	—	327	252
Benefits paid	(5,023)	(4,428)	(1,395)	(1,107)
Fair value of plan assets at end of year	$91,563	$68,716	$—	$—

Reconciliation of funded status:
Funded status	$(36,808)	$(56,856)	$(10,852)	$(21,477)
Unrecognized actuarial loss	35,105	45,460	5,822	6,384
Unrecognized prior service cost	—	2,434	(10,197)	166
Net amount recognized at year-end	$(1,703)	$(8,962)	$(15,227)	$(14,927)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(36,829)	$(39,754)	$(15,227)	$(14,927)
Intangible assets	—	1,753	—	—
Accumulated other comprehensive loss	35,126	29,039	—	—
Net amount recognized at year-end	$(1,703)	$(8,962)	$(15,227)	$(14,927)

At January 31, 2004 and 2003, the Company recorded a non-cash charge to accumulated other comprehensive loss to recognize the change in its additional minimum pension liability in accordance with SFAS No. 87.  SFAS No. 87 requires that this liability be recognized at fiscal year end in the amount by which the accumulated benefit obligation exceeds the fair value of defined benefit pension plan assets.  The additional minimum pension liability adjustments, totaling $6.1 million, $17.1 million and $11.9 million for Fiscal 2003, 2002 and 2001, respectively, are reflected in accumulated other comprehensive loss, net of related tax benefit, in the consolidated balance sheets.

Additional information about the Company’s pension plans with accumulated benefit obligations in excess of plan assets, measured as of January 31, 2004 and 2003, follows (in thousands):

	Fiscal 2003	Fiscal 2002
Projected benefit obligation	$128,371	$125,572
Accumulated benefit obligation	128,341	108,470
Fair value of plan assets	91,563	68,716

Net periodic benefit cost for Fiscal 2003, 2002 and 2001 included the following components (in thousands):

	Pension Benefits			Other Postretirement Benefits
	Fiscal 2003	Fiscal 2002	Fiscal 2001	Fiscal 2003	Fiscal 2002	Fiscal 2001

Service cost	$2,595	$5,184	$4,494	$552	$1,116	$821
Interest cost	7,752	7,789	7,271	1,038	1,160	905
Expected return on plan assets	(7,635)	(7,849)	(7,445)	—	—	—
Amortization of prior service cost	125	301	299	(452)	(381)	(381)
Recognized actuarial loss	677	599	4	372	138	—
Curtailment loss (gain) recognized	2,369	—	—	(142)	—	—
Net periodic benefit cost	$5,883	$6,024	$4,623	$1,368	$2,033	$1,345

The Company used the following weighted average actuarial assumptions to determine its benefit obligations at January 31, 2004 and 2003, and its net periodic benefit cost for Fiscal 2003, 2002, and 2001, as measured at January 31:

	Fiscal 2003	Fiscal 2002
Benefit obligations:
Discount rate	6.00%	6.75%
Rate of compensation increase	4.11%	4.11%

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Net periodic benefit cost:
Discount rate	6.75%	7.00%	7.50%
Expected long-term rate of return on plan assets	8.50%	9.00%	9.00%
Rate of compensation increase	4.11%	4.11%	5.10%

The assumed healthcare cost trend rate, used to calculate the Company’s obligations and cost under its postretirement medical plan, is an annual rate of increase of approximately 9% in 2003, eventually and gradually decreasing to 5% by 2008 and remaining at that level thereafter, based on the assumption that the rate of healthcare cost increases would level off and eventually approximate the overall growth in gross domestic product.  A one percentage point change in the healthcare cost trend rate assumption in each future year would have the following effects (in thousands):

	One Percentage Point Increase	One Percentage Point Decrease
Increase (decrease) in total service and interest cost	$35	$(38)
Increase (decrease) in postretirement benefit obligation	611	(670)

In determining the expected long-term rate of return on plan assets, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premiums associated with other asset classes and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists.  The expected return for each asset class was then weighted based on the plan’s target asset allocation.  The Company also gave consideration to the returns being earned by the plan assets in the fund and the rates of return expected to be available for reinvestment using capital market projections, an estimated long-term asset allocation strategy based on the plan’s statement of investment policy, objectives and guidelines and an estimate of annual administrative, investment management and trading expenses.  The Company used the Moody’s Aa long-term corporate bond yield at January 31 as the basis for determining the discount rate.  If the expected long-term rate of return on plan assets decreased by 100 basis points, the pension expense recognized in Fiscal 2003 would have increased by $0.9 million.  If the discount rate decreased by 100 basis points, the pension expense recognized in Fiscal 2003 would have increased by $1.9 million.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act introduces a Medicare prescription drug benefit as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit.  As allowed by FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company has elected to defer recognizing the effects of the Act on its accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the consolidated financial statements and notes thereto until authoritative guidance on the accounting for the federal subsidy is issued.  When the authoritative guidance is issued, which is expected later in 2004, the Company may be required to change previously reported information.

The weighted-average asset allocation for the Company’s pension plan assets at the end of Fiscal 2003 and 2002, as well as the target allocation for Fiscal 2004, follows:

	2004 Target Allocation	Fiscal 2003	Fiscal 2002
Equities	55%	56%	50%
Fixed income	20	26	33
Real estate	8	2	4
Other investments	17	16	12
Cash	—	—	1
	100%	100%	100%

Other investments include private equity, venture capital, hedge funds and funds that invest in these types of securities.

The investment strategy for pension plan assets is to utilize a diversified blend of global public and private equity portfolios, fixed income portfolios, real estate and alternative investments to earn a long-term investment return that meets or exceeds the long-term expected rate of return for actuarial purposes of 8.5%.  Active investment management strategies are used to measure each investment portfolio’s returns and risk levels against applicable market indices.  The Company expects to contribute at least $4.0 million to its defined benefit pension plans in Fiscal 2004.

Other Employee Benefit Plans

The Company has a defined contribution savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  This plan was amended affective July 1, 2003 to increase the percentage of pre-tax salary employees may contribute from 20% to 80%, subject to statutory limitations, and to remove the vesting period related to Company contributions.  The Company contributes a matching payment equal to 100% of amounts contributed by employees up to 1% of their eligible annual compensation and 25% of amounts contributed by employees up to the next 5% of their eligible annual compensation, subject to certain limitations.  The Company’s matching contribution to the 401(k) savings plan for continuing operations was $2.7 million, $2.7 million and $2.8 million in Fiscal 2003, 2002 and 2001, respectively.

The Company also has an unfunded defined contribution supplemental executive retirement plan for certain highly compensated employees.  Under this plan, which began July 1, 2003, the Company credits each participant in an unfunded account with an amount equal to a specified percentage of the participant’s total compensation.  The applicable percentage ranges from 0–15%, depending on the participant’s age.  Participants become fully vested in their account balances after five years of service.  The Company recorded $0.2 million of compensation expense in Fiscal 2003 related to this plan.

Under an unfunded nonqualified deferred compensation plan for certain employees, eligible employees could defer a portion of their compensation.  These deferred funds accrue interest payable to the employee at the prime rate in effect on specified dates.  In Fiscal 2001, the Company implemented a new nonqualified elective salary deferral plan and ceased accepting contributions to the previous nonqualified deferred compensation plan.  The successor plan also allows certain employees to defer a portion of their compensation.  These deferred funds accrete value through deemed investments in equity or other instruments and are then distributed to the employee at time of separation from the Company or may be distributed under an optional pre-retirement interim distribution.

Note 14:  Supplemental Financial Data

Allowance For Doubtful Accounts

Activity in the allowance for doubtful accounts is as follows:

(In thousands)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Allowance for doubtful accounts at beginning of year	$5,080	$3,903	$4,093
Accruals to bad debt expense	8,034	3,877	4,110
Writeoffs against allowance for doubtful accounts	(4,689)	(2,700)	(4,300)
Allowance for doubtful accounts at end of year	$8,425	$5,080	$3,903

Property, Plant and Equipment

Components of Property, plant and equipment, net are as follows:

(In thousands)	Fiscal 2003	Fiscal 2002

Machinery and equipment	$131,184	$130,803
Buildings and leasehold improvements	92,713	94,488
Rental equipment	51,091	69,946
Computer hardware and software	36,119	40,018
Accumulated depreciation	(196,412)	(200,566)
Net depreciable assets	114,695	134,689
Construction in progress	8,643	2,706
Land	12,827	13,404
Property, plant and equipment, net	$136,165	$150,799

Depreciation expense was $30.2 million, $29.2 million and $29.1 million in Fiscal 2003, 2002 and 2001, respectively.

Rental equipment includes forklift equipment, generator sets and other equipment that is leased to customers under operating lease arrangements with terms ranging from one month up to three years.  Rental equipment is depreciated over its estimated useful life, and is occasionally transferred into finished goods inventory for resale to customers.

During Fiscal 2003, $12.5 million of Property, plant and equipment was reclassified to assets held for sale, which is reported in Other current assets on the consolidated balance sheet.  The reclassified assets include $9.0 million of rental equipment the Company intends to sell, a vacant facility with a net book value of $3.1 million that the Company is marketing for sale and machinery and equipment totaling $0.4 million associated with the Thermo King business operation in Northern California.  The Company expects that these reclassified assets will be sold during Fiscal 2004.

Intangibles and Other Assets

Components of Intangibles and other assets, net are as follows:

(In thousands)	Fiscal 2003	Fiscal 2002

Goodwill, net	$5,791	$9,495
Intangible pension asset	—	1,753
Other intangibles, net of accumulated authorization of $991 and $1,083	1,027	1,015
Other assets	2,482	2,025
Intangibles and other assets, net	$9,300	$14,288

Amortization expense associated with intangible assets was $0.2 million, $0.2 million and $0.9 million in Fiscal 2003, 2002 and 2001, respectively.

A summary of goodwill activity follows:

(In thousands)	Fiscal 2003	Fiscal 2002

Balance at beginning of year	$9,495	$11,557
Additions to goodwill (See Note 4)	805	4,064
Impairment upon implementation of SFAS No. 142	—	(5,106)
Other impairment (See Note 3)	(4,509)	(1,020)
Balance at end of year	$5,791	$9,495

At the end of Fiscal 2003, the goodwill balance included $5.0 million in the Power Products segment and $0.8 million in the Tactical Vehicle Systems segment.

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

(In thousands, except per share data)	Fiscal 2003	Fiscal 2002	Fiscal 2001
Net earnings (loss) as reported	$(53,203)	$(7,201)	$42,223
Add: Cumulative effect of change in accounting principle, net of tax	—	3,682	—
Add: Goodwill amortization, net of tax	—	—	538
Adjusted net earnings (loss)	$(53,203)	$(3,519)	$42,761

Diluted Earnings per Share:
Net earnings (loss) as reported	$(1.86)	$(0.25)	$1.46
Add: Cumulative effect of change in accounting principle, net of tax	—	0.13	—
Add: Goodwill amortization, net of tax	—	—	0.02
Adjusted net earnings (loss)	$(1.86)	$(0.12)	$1.48

Note 15: Segment Data

The Company’s operating reportable segments are organized based on the products and services offered and are aligned with the Company internal management structure.  Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) before interest and income taxes from continuing operations, net of certain corporate allocations.

The Company has identified five operating segments.  The internal composition of the reportable segments was modified during Fiscal 2003 to reflect changes made to the internal management structure.  All periods presented, including interim periods, are restated to conform with the current composition.  The reportable segments are defined as follows:

•                  Tactical Vehicle Systems - This segment assembles the Family of Medium Tactical Vehicles (“FMTV”) under contracts with the U.S. Army and provides sustaining design engineering, service and support.  Other contracts inside and outside of the U.S. are also being pursued in the segment.  The Fiscal 2001 operating profit for the Tactical Vehicle Systems segment includes a $39 million settlement of claims, net of related expenses, with the U.S. government.

•                  Power Products - This segment sells and rents various industrial equipment; sells components, replacement parts, accessories and other materials supplied by independent manufacturers; and provides in-shop and on-site repair services for industrial, transportation, marine, construction, power generation and material handling equipment.  Non-cash charges totaling $9.0 million are included in the operating loss of the Power Products segment for Fiscal 2003.  The charges are comprised of $4.5 million in goodwill impairment, as discussed in Note 3, and $4.5 million in provisions for obsolete and excess inventory which is discussed further in Note 7.

•                  Engineered Products – This segment manufactures coil tubing, acidizing, fracturing and seismic equipment systems for the oil service industry as well as railcar mover and snow removal equipment for their respective markets.  The operating loss for Fiscal 2003 in the Engineered Products segment includes non-cash charges of $2.5 million for the asset impairment of long-lived assets and a $1.6 million for provision for obsolete and excess inventory.  These charges are discussed further in Note 3 and Note 7, respectively.

•                  Distributed Energy Solutions – This segment packages reciprocating diesel and natural gas engine generator sets and markets power generation solutions in domestic and certain international markets.  This segment also designed, installed and serviced power plant operations on a turnkey basis prior to the Company’s decision in the third quarter of Fiscal 2003 to exit such activities.  Non-cash charges of $14.9 million are included in the Distributed Energy Solutions segment operating loss for Fiscal 2003.  Such charges include a $12.9 million provision for obsolete and excess inventory (see Note 7), and a $2.0 million impairment of long-lived assets (see Note 3).  In addition, during Fiscal 2003, this segment recorded $19.8 million of unusual estimated costs to complete remaining fixed-price EPC contracts and to address other customer issues (see Note 6).

•                  Airline Products – This segment manufactures internal combustion and electric propulsion aircraft ground support equipment that includes aircraft tow tractors, gate pushback tractors, baggage tow tractors, beltloaders, air start units and air conditioning units.  The Fiscal 2003 operating loss in the Airline Products segment includes a $3.1 million non-cash provision for obsolete and excess inventory (see Note 7), while the Fiscal 2002 operating loss includes a $7.8 million non-cash charge for the impairment of long-lived assets, goodwill and other intangible assets that is discussed in more detail in Note 3.

•                  Corporate – The corporate segment includes administrative expenses normally associated with corporate headquarters and not associated with the operating activities of the other segments.  Such costs include the facility-related costs of maintaining the corporate office, chief executive, legal, finance, internal audit, investor relations and other similar costs.  Fiscal 2003 results in the Corporate segment include a pension curtailment expense of $2.4 million discussed in Note 13 and employee separation expenses totaling $4.6 million, largely associated with the resignation of the Company’s President and Chief Executive Officer.  Identifiable assets in the Corporate segment primarily include cash, short-term investments, deferred tax assets, income tax receivables and property, plant and equipment of the corporate office.

Financial information relating to the segments, excluding discontinued operations, is as follows.

(In thousands)	Sales	Operating Profit (Loss)	Identifiable Assets	Capital Expenditures	Depreciation and Amortization
Fiscal 2003:
Tactical Vehicle Systems	$445,686	$67,921	$71,293	$9,565	$7,600
Power Products	509,981	(51,218)	242,869	19,378	17,803
Engineered Products	111,299	(11,025)	71,040	6,792	1,027
Distributed Energy Solutions	44,867	(55,957)	31,735	1,455	493
Airline Products	63,733	(13,153)	30,160	896	76
Corporate	—	(18,251)	148,304	1,041	3,425
Total	$1,175,566	$(81,683)	$595,401	$39,127	$30,424

Fiscal 2002:
Tactical Vehicle Systems	$450,849	$69,326	$55,736	$11,707	$5,096
Power Products	547,369	(10,220)	284,275	20,184	18,259
Engineered Products	66,423	(2,933)	41,995	1,051	1,020
Distributed Energy Solutions	57,031	(8,459)	62,554	330	1,006
Airline Products	53,962	(16,999)	36,924	1,448	1,080
Corporate	—	(14,378)	156,747	—	2,936
Total	$1,175,634	$16,337	$638,231	$34,720	$29,397

Fiscal 2001:
Tactical Vehicle Systems	$432,288	$103,474	$50,112	$14,019	$3,429
Power Products	610,298	11,742	310,835	38,975	20,441
Engineered Products	97,873	(1,077)	29,881	263	684
Distributed Energy Solutions	115,728	(12,449)	55,587	822	1,364
Airline Products	73,323	(15,709)	34,291	3,046	810
Corporate	—	(13,548)	127,656	7,671	3,322
Total	$1,329,510	$72,433	$608,362	$64,796	$30,050

Interim segment sales and operating profit (loss) for Fiscal 2003 and Fiscal 2002 are restated below to conform with the Company’s current segment composition.

	Fiscal 2003
(Unaudited - in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales
Tactical Vehicle Systems	$110,977	$108,365	$110,036	$116,308
Power Products	125,834	127,886	128,901	127,360
Engineered Products	26,111	38,262	29,231	17,695
Distributed Energy Solutions	12,606	19,986	7,492	4,784
Airline Products	14,244	18,352	14,379	16,757
Total Sales	$289,772	$312,851	$290,039	$282,904

Operating Profit (Loss)
Tactical Vehicle Systems	$17,787	$17,279	$16,785	$16,070
Power Products	(3,126)	(5,642)	(6,509)	(35,941)
Engineered Products	(408)	553	(1,518)	(9,651)
Distributed Energy Solutions	(3,858)	(2,788)	(20,709)	(28,602)
Airline Products	(1,993)	(712)	(6,639)	(3,810)
Corporate	(5,318)	(3,980)	(5,878)	(3,075)
Total Operating Profit (Loss)	$3,084	$4,710	$(24,468)	$(65,009)

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales
Tactical Vehicle Systems	$115,461	$105,405	$113,715	$116,268
Power Products	151,608	135,850	129,597	130,314
Engineered Products	8,102	10,595	20,248	27,477
Distributed Energy Solutions	11,783	17,832	18,285	9,132
Airline Products	12,716	15,353	14,737	11,156
Total Sales	$299,670	$285,035	$296,582	$294,347

Operating Profit (Loss)
Tactical Vehicle Systems	$14,914	$15,577	$18,444	$20,394
Power Products	3,542	477	(4,960)	(9,278)
Engineered Products	(1,488)	(2,096)	(348)	1,001
Distributed Energy Solutions	(2,201)	(2,052)	635	(4,842)
Airline Products	(2,214)	(993)	(1,987)	(11,805)
Corporate	(4,204)	(3,606)	(3,305)	(3,268)
Total Operating Profit (Loss)	$8,349	$7,307	$8,479	$(7,798)

The Company markets its products and services throughout the world and is not dependent upon any single geographic region outside the United States.  Substantially all of the Company’s long-lived assets are located in the United States.  The Company’s sales to countries outside the United States, including sales to U.S. customers for export, totaled $122.6 million, $189.4 million and $181.0 million in Fiscal 2003, 2002 and 2001, respectively.  Included in the Company’s foreign sales are FMTV sales to the U.S. Army in South Korea totaling $89.4 million and $91.0 million in Fiscal 2002 and 2001, respectively.  No other foreign country accounted for a material portion of the Company’s foreign sales during any of the periods presented.

Note 16:  Consolidated Quarterly Data (Unaudited)

	Fiscal 2003
(In thousands, except per share data)	First Quarter (a)	Second Quarter	Third Quarter (b)	Fourth Quarter (c)	Total Year

Sales	$289,771	$312,851	$290,039	$282,904	$1,175,566
Gross profit (loss)	40,879	40,661	17,088	(11,540)	87,089

Net earnings (loss) from continuing operations	1,658	3,228	(15,498)	(41,726)	(52,337)
Loss from discontinued operations, net	(823)	(158)	57	59	(866)
Net earnings (loss)	$835	$3,070	$(15,441)	$(41,667)	$(53,203)

Net earnings (loss) per share:
Basic
Continuing operations	$0.06	$0.11	$(0.54)	$(1.46)	$(1.83)
Discontinued operations	(0.03)	—	—	—	(0.03)
Net earnings (loss) per share	$0.03	$0.11	$(0.54)	$(1.46)	$(1.86)

Diluted
Continuing operations	$0.06	$0.11	$(0.54)	$(1.46)	$(1.83)
Discontinued operations	(0.03)	—	—	—	(0.03)
Net earnings (loss) per share	$0.03	$0.11	$(0.54)	$(1.46)	$(1.86)

	Fiscal 2002
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (d)	Total Year

Sales	$299,670	$285,035	$296,582	$294,347	$1,175,634
Gross profit	43,752	41,877	42,997	31,825	160,451

Net earnings (loss) from continuing operations	4,896	4,607	4,989	(3,729)	10,763
Loss from discontinued operations, net	(1,097)	(5,506)	(1,223)	(905)	(8,731)
Loss on disposal of discontinued operations, net	—	(5,551)	—	—	(5,551)
Cumulative effect of change in accounting principle	(3,682)	—	—	—	(3,682)
Net earnings (loss)	$117	$(6,450)	$3,766	$(4,634)	$(7,201)

Net earnings (loss) per share:
Basic
Continuing operations	$0.17	$0.16	$0.18	$(0.13)	$0.38
Discontinued operations	(0.04)	(0.39)	(0.04)	(0.03)	(0.50)
Cumulative effect of change in accounting principle	(0.13)	—	—	—	(0.13)
Net earnings (loss) per share	$—	$(0.23)	$0.13	$(0.16)	$(0.25)

Diluted
Continuing operations	$0.17	$0.16	$0.17	$(0.13)	$0.38
Discontinued operations	(0.04)	(0.38)	(0.04)	(0.03)	(0.50)
Cumulative effect of change in accounting principle	(0.13)	—	—	—	(0.13)
Net earnings (loss) per share	$—	$(0.22)	$0.13	$(0.16)	$(0.25)

(a)     Includes $2.4 million of pension curtailment expense (see Note 13).

(b)    Includes $8.3 million of unusual increased estimated costs to complete existing EPC contracts (see Note 6), $7.8 million of inventory valuation adjustments (see Note 7) and $2.9 million of employee separation costs associated with the resignation of the Company's President and Chief Executive Officer.

(c)     Includes $11.5 million of additional estimated costs to complete remaining EPC contracts and to address other customer issues in the Distributed Energy Solutions segment (see Note 6), $9.0 million of goodwill and fixed asset impairment (see Note 3) and $14.3 million of inventory valuation adjustments (see Note 7).

(d)    Includes $7.8 million impairment of goodwill, other intangible assets and property, plant and equipment (see Note 3).

Quarterly earnings per share is not necessarily additive to the annual calculation of earnings per share, as each quarter’s calculation is based on that quarter’s weighted average shares outstanding.

Note 17:  Vulnerability Due To Certain Concentrations

The Company’s principal distribution agreements are generally non-exclusive agreements and are subject to early termination by the suppliers for a variety of causes.  No assurance can be given that such distribution agreements will be renewed beyond their expiration dates.  Any interruption in the supply of materials from the original manufacturers, or a termination of a distributor agreement, could have a material adverse effect on the results of operations of the Power Products segment.

The U.S. government has accounted for $447.3 million, $468.9 million and $425.3 million of sales in Fiscal 2003, 2002 and 2001, respectively.  Additionally, the U.S. government accounts for approximately 15.2% and 9.4% of total accounts receivable at January 31, 2004 and 2003, respectively.  The loss of this customer would have a material adverse effect on the Company’s consolidated financial condition and results of operations.  Additionally, the FMTV incorporates components that are specified by the U.S. Army and are available only from the source or sources selected by the U.S. Army.  In addition, the Company uses other suppliers for certain components of the FMTV, some of which are small businesses that are not well capitalized.  Interruption of the supply of any of these components, for any reason, could have a material adverse effect on the results of operations of the Tactical Vehicle Systems segment.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Information concerning a change in accountants is included in the Company’s Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 26, 2002.

Item 9A.  Controls and Procedures.

The Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the fiscal year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and required to be included in the Company’s periodic filings under the Exchange Act.  During the fourth quarter of Fiscal 2003, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of Registrant.

Except as set forth below, information for this item is set forth in the sections entitled “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in the Company’s definitive proxy statement which involves the election of directors to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report filed on Form 10-K (the “Proxy Statement”), which information is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Standards of Business Practices.  The Standards of Business Practices is available on the Company’s website at http://www.ssss.com/ssss/co_business.asp.  Shareholders may request a free copy of the Standards of Business Practices from:

Stewart & Stevenson Services, Inc.
Attention: Corporate Secretary
2707 North Loop West
Houston, TX  77008
(713) 868-7700

Corporate Governance Guidelines

The Company has adopted Guidelines on Corporate Governance and Nominating and Governance Committee Charter, which are available on the Company’s website at http://www.ssss.com/ssss/nominatinggovernancecommitteecharter.asp.  Shareholders may request a free copy of the Guidelines on Corporate Governance and Nominating and Governance Committee Charter from the address and phone numbers set forth above under “Code of Ethics.”

Item 11.  Executive Compensation.

Information for this item is set forth in the sections entitled “Election of Directors,” “Performance of the Stewart & Stevenson Common Stock,” “Report of the Compensation and Management Development Committee Executive Compensation,” “Executive Compensation” and “Employment and Severance Agreements” and elsewhere in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information for this item is set forth in the section entitled “Voting Securities and Ownership Thereof by Certain Beneficial Owners and Management” and elsewhere in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Information for this item is set forth in the section entitled “Transactions with Management and Certain Business Relationships” and elsewhere in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Information for this item is set forth in the section entitled “Fees Paid to Ernst & Young LLP” and elsewhere in the Company’s Proxy Statement, which information is incorporated herein by reference.

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

The Company will furnish to any shareholder of record as of April 21, 2004, a copy of any exhibit to this annual report upon receipt of a written request addressed to Carl B. King, P. O. Box 1637, Houston, Texas 77008-1637 and the payment of $.20 per page with a minimum charge of $5.00 for reasonable expenses prior to furnishing such exhibits.

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

10.2                           Distributor Agreement effective January 1, 2004 between the Company and Detroit Diesel Corporation.

10.3                           Distributor Agreement effective January 1, 2004 between the Company and DaimlerChrysler Off-Highway Holding GmbH.

†*10.4              Stewart & Stevenson Elective Deferral Plan dated as of June 1, 2001 (Exhibit 4.1 of Form S-8 Registration Statement under Commission File No. 333-62438).

†*10.5              Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan (as amended and restated effective as of June 10, 1997) (Exhibit B to 5/9/97 Proxy Statement).

†*10.6              Stewart & Stevenson Services, Inc. Supplemental Executive Retirement Plan (Exhibit 10.11 to 1/94 10-K).

†*10.7              Stewart & Stevenson Services, Inc. Amended and Restated 1996 Director Stock Plan (Exhibit B to 5/3/02 Proxy Statement).

†*10.8              Contract number DAAE07-03C-S023 dated April 17, 2003 between Stewart & Stevenson Tactical Vehicle Systems, LP and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command (Exhibit 10.7 to 10/03 10-Q).

21.1                           List of Subsidiaries.

23.1                           Consent of Ernst & Young LLP, Independent Auditors.

31.1                           Certification of Max L. Lukens, Chief Executive Officer, dated April 15, 2004, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2                           Certification of John B. Simmons, Chief Financial Officer, dated April 15, 2004, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1                           Statement of Max L. Lukens, Chief Executive Officer, and John B. Simmons, Chief Financial Officer, furnished pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended.

* Incorporated by reference.

† Identifies management contracts or compensation plans or arrangements required to be filed as an exhibit hereto.

Form 8-K Report Date – November 7, 2003 (Preliminary Third Quarter Results)

Items reported                   Item 7.  Exhibits

Item 12.  Results of Operations and Financial Condition

Form 8-K Report Date – November 10, 2003 (Transcript of Conference Call)

Items reported -            Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

Form 8-K Report Date – November 24, 2003 (Third Quarter Conference Call Schedule)

Items reported -            Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

Form 8-K Report Date – December 3, 2003 (Third Quarter Results)

Items reported -            Item 7.  Exhibits

Item 12.  Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2004.

STEWART & STEVENSON SERVICES, INC.

By	/s/ Max L. Lukens
Max L. Lukens
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of April, 2004.

/s/ Max L. Lukens	/s/ Khleber V. Attwell
Max L. Lukens	Khleber V. Attwell
President and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ John B. Simmons	/s/ Darvin M. Winick
John B. Simmons	Darvin M. Winick
Senior Vice President and Chief	Director
Financial Officer
(Principal Financial Officer)

/s/ L. Scott Biar	/s/ Donald E. Stevenson
L. Scott Biar	Donald E. Stevenson
Controller and Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ Howard Wolf	/s/ Charles R. Ofner
Howard Wolf	Charles R. Ofner
Chairman of the Board and Director	Director

/s/ Robert S. Sullivan	/s/ Monroe M. Luther
Robert S. Sullivan	Monroe M. Luther
Director	Director

EXHIBIT INDEX

Exhibit Number and Description

3.2	Sixth Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of April 11, 2000, as amended.
10.2	Distributor Agreement effective January 1, 2004 between the Company and Detroit Diesel Corporation.
10.3	Distributor Agreement effective January 1, 2004 between the Company and DaimlerChrysler Off-Highway GbmH.
21.1	List of subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Max L. Lukens, Chief Executive Officer, dated April 15, 2004, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of John B. Simmons, Chief Financial Officer, dated April 15, 2004, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Statement of Max L. Lukens, Chief Executive Officer, and John B. Simmons, Chief Financial Officer, furnished pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended.