Form 10-Q
period 2004-05-01
STEWART & STEVENSON SERVICES INC
filed 2004-05-25
CIK 94328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

Number of shares outstanding of each of the registrant’s classes of common stock, as of May 24, 2004:

Common Stock, without Par Value:  28,728,885 Shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”):

Consolidated Condensed Balance Sheets – May 1, 2004 and January 31, 2004.

Consolidated Condensed Statements of Operations – Three Months Ended May 1, 2004 and May 3, 2003.

Consolidated Condensed Statements of Cash Flows – Three Months Ended May 1, 2004 and May 3, 2003.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)	May 1, 2004	January 31, 2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$95,068	$53,959
Short-term investments	11,235	7,745
Accounts receivable, net	134,162	163,324
Recoverable costs and accrued profits not yet billed	23,863	21,653
Inventories	156,164	166,315
Excess of current cost over LIFO values	(45,889)	(45,330)
Deferred income tax asset	23,571	23,591
Income tax receivable	25,203	25,846
Other current assets	15,432	17,310
Total assets of discontinued operations	4,725	8,059
Total Current Assets	443,534	442,472

Property, Plant and Equipment, net	129,887	136,165
Deferred Income Tax Asset	14,020	15,523
Intangibles and Other Assets, net	9,283	9,300
Total Assets	$596,724	$603,460

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$1,908	$1,932
Current portion of long-term debt	250	250
Accounts payable	63,902	72,028
Accrued payrolls and incentives	18,657	18,092
Billings in excess of incurred costs	65,430	69,376
Estimated losses on uncompleted contracts	16,055	16,306
Other current liabilities	45,021	43,049
Total liabilities of discontinued operations	2,152	1,908
Total Current Liabilities	213,375	222,941

Long-Term Debt, net of current portion	26,260	26,260
Accrued Postretirement Benefits and Pension	52,611	52,056
Other Long-Term Liabilities	3,753	4,720
Total Liabilities	295,999	305,977
Shareholders’ Equity:
Common stock, without par value, 100,000,000 shares authorized; 28,718,885 and 28,644,510 shares issued, respectively	57,939	57,056
Accumulated other comprehensive loss	(26,183)	(25,534)
Retained earnings	268,969	265,961
Total Shareholders’ Equity	300,725	297,483
Total Liabilities and Shareholders’ Equity	$596,724	$603,460

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
(In thousands, except per share data)	May 1, 2004	May 3, 2003
	(Unaudited)

Sales	$304,288	$289,772
Cost of sales	266,228	248,893

Gross profit	38,060	40,879

Selling and administrative expenses	29,779	35,309
Pension curtailment expense	—	2,400
Other (income) expense, net	(606)	86

Operating profit	8,887	3,084

Interest expense	517	1,244
Interest and investment income	(254)	(500)

Earnings from continuing operations before income taxes	8,624	2,340
Income tax expense	3,118	682
Net earnings from continuing operations	5,506	1,658
Loss from discontinued operations, net of tax of ($34) and ($426)	(64)	(823)
Net earnings	$5,442	$835

Weighted average shares outstanding:
Basic	28,671	28,492
Diluted	28,934	28,643

Earnings per share:
Basic:
Continuing operations	$0.19	$0.06
Discontinued operations	—	(0.03)
Net earnings per share	$0.19	$0.03

Diluted:
Continuing operations	$0.19	$0.06
Discontinued operations	—	(0.03)
Net earnings per share	$0.19	$0.03

Cash dividends per share	$0.085	$0.085

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In thousands)	May 1, 2004	May 3, 2003
	(Unaudited)
Operating Activities
Net earnings	$5,442	$835
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss from discontinued operations	64	823
Deferred tax expense (benefit)	1,888	(1,808)
Depreciation and amortization	7,041	7,021
Gain on sale of assets	(346)	—
Change in operating assets and liabilities net of the effect of acquisition, divestiture and discontinued operations:
Accounts receivable, net	30,211	4,584
Recoverable costs and accrued profits not yet billed	(2,210)	(3,634)
Inventories	6,284	(5,441)
Other current and noncurrent assets	5,691	174
Accounts payable	(8,126)	(3,026)
Accrued payrolls and incentives	565	2,517
Billings in excess of incurred costs	(3,946)	1,630
Estimated losses on uncompleted contracts	(251)	—
Other current liabilities	2,424	3,479
Accrued postretirement benefits and pension	555	3,823
Other, net	(1,670)	51
Net Cash Provided by Continuing Operations	43,616	11,028
Net Cash Provided by (Used in) Discontinued Operations	(41)	3,278
Net Cash Provided by Operating Activities	43,575	14,306

Investing Activities
Capital expenditures, excluding rental equipment	(2,138)	(2,912)
Additions to rental equipment	(814)	(2,624)
Proceeds from sale of businesses	3,168	—
Acquisition of businesses	—	(409)
Proceeds from disposal of property, plant and equipment	2,489	770
Short-term investments	(3,490)	(10,370)
Net investing activities of discontinued operations	37	—
Net Cash Used in Investing Activities	(748)	(15,545)

Financing Activities
Change in short-term notes payable	(24)	1,072
Dividends paid	(2,434)	(2,422)
Proceeds from exercise of stock options	740	41
Net Cash Used in Financing Activities	(1,718)	(1,309)

Increase (decrease) in cash and cash equivalents	41,109	(2,548)
Cash and cash equivalents, beginning of period	53,959	107,994
Cash and cash equivalents, end of period	$95,068	$105,446

Cash Paid For:
Interest	$137	$168
Income taxes (excluding refunds)	135	103

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.  The results of operations for the three months ended May 1, 2004 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2005.

The Company’s fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, the Company’s “Fiscal 2004” commenced on February 1, 2004 and ends on January 31, 2005.  The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

The accompanying consolidated financial statements for Fiscal 2003 and related notes contain certain reclassifications to conform with the presentation used in Fiscal 2004.

Note 2 – Comprehensive Income

Total comprehensive income is as follows (in thousands):

	Three Months Ended
	May 1, 2004	May 3, 2003

Net earnings	$5,442	$835
Unrealized gain (loss) on forward contracts, net of tax	(199)	34
Currency translation gain (loss), net of tax	(450)	111
Comprehensive income	$4,793	$980

Note 3 - Segment Information

The Company’s operating reportable segments are organized based on the products and services offered and are aligned with the Company’s internal management structure.  Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) from continuing operations before interest and income taxes, net of certain corporate allocations.

The Company has identified five operating segments.  Sales and operating profit (loss) by operating segment are as follows (in thousands, except percentages):

	Three Months Ended
	May 1, 2004	May 3, 2003
Sales
Tactical Vehicle Systems	$138,783	$110,977
Power Products	120,719	125,834
Engineered Products	17,268	26,111
Distributed Energy Solutions	4,443	12,606
Airline Products	23,075	14,244
Total Sales	$304,288	$289,772

Operating profit (loss)
Tactical Vehicle Systems	$19,490	$17,787
Power Products	83	(3,126)
Engineered Products	(1,787)	(408)
Distributed Energy Solutions	(5,140)	(3,858)
Airline Products	(295)	(1,993)
Corporate	(3,464)	(5,318)
Total operating profit	8,887	3,084

Interest expense	517	1,244
Interest and investment income	(254)	(500)
Earnings from continuing operations before income taxes	$8,624	$2,340

Operating profit (loss) percentage
Tactical Vehicle Systems	14.0%	16.0%
Power Products	0.1	(2.5)
Engineered Products	(10.3)	(1.6)
Distributed Energy Solutions	(115.7)	(30.6)
Airline Products	(1.3)	(14.0)
Consolidated	2.9%	1.1%

Power Products

During the first quarter of Fiscal 2004, the Company exited the business activities associated with the distribution of Mercury Marine and MerCruiser products.  As a result, the distribution agreement for these products was terminated in March 2004 and the assets of this product line were sold for cash proceeds of $3.1 million, subject to adjustment.  Also in the first quarter of Fiscal 2004, the Company sold the net assets and exited the activities associated with its wheelchair lift manufacturing operation.  Consideration received for this asset sale included a receivable of $0.9 million which is due later in Fiscal 2004, along with royalty rights based on wheelchair lift sales over the next five years.  No material gain or loss was recognized on these transactions, individually or in the aggregate.

The activities above resulted in the closure of two branch locations which were primarily focused on the sale of Mercury Marine and MerCruiser products in Florida and Virginia.  Additionally during the first quarter of Fiscal 2004, the Company closed an under-performing branch location in Auburn, Washington.  Exit costs associated with these actions were $0.2 million, which was charged to selling and administrative expenses during the first quarter of Fiscal 2004, of which  $0.1 million was accrued and unpaid at May 1, 2004.

Distributed Energy Solutions

During Fiscal 2003, the Company announced the decision to exit the turnkey engineering, procurement and construction (“EPC”) activities within the Distributed Energy Solutions segment.  Under this exit plan, the Company expects that all remaining EPC contractual obligations will be substantially completed in Fiscal 2004.  The Company will, however, retain and execute obligations under certain fixed price operation and/or maintenance contracts related to EPC projects, which have terms ranging from two to ten years.  Nearly all exit costs associated with the EPC plan relate to the termination of employees.  Total estimated exit costs are $0.4 million, of which $0.1 million were expensed and paid in the first quarter of Fiscal 2004.  No liability was established for the remaining exit costs as of May 1, 2004, or January 31, 2004, as these costs do not meet the recognition criteria set forth under Statement of Financial Standards (“SFAS”) No. 146.

Airline Products

Subsequent to the end of the first quarter of Fiscal 2004, the Company announced its intention to sell its Airline Products business located in Marietta, Georgia.  While the Company expects the sale of this business to be completed during Fiscal 2004, a buyer has not yet been identified and no assurance can be given as to when, or if, a transaction will take place.

Note 4 - Guarantees and Contingencies

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

A summary of warranty activity follows:

	Three Months Ended
(In thousands)	May 1, 2004	May 3, 2003

Accrued warranty costs - Beginning of period	$7,816	$6,073
Payments for completed warranty obligations	(1,621)	(2,511)
Warranty accrual for current period production	1,258	1,233
Adjustments to warranty accrual	14	—
Accrued warranty costs - End of period	$7,467	$4,795

Guarantees:  The Company is occasionally required to issue performance indemnities or to post letters of credit, generally issued by a bank, to collateralize certain insurance programs, to secure credit facilities or to ensure performance under contracts.  A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit.  If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit.  Generally, a letter of credit is released when the Company has satisfied the obligations that the letter of credit is securing.  As of May 1, 2004 and January 31, 2004, the Company had letters of credit outstanding totaling approximately $12.8 million and $12.7 million, respectively.  Also, the Company has guaranteed the performance output levels of equipment serviced by the Company under certain operation and maintenance contracts, which have terms ranging from two to ten years.  Some of these contracts contain liquidated damages provisions.  In addition, the Company had contingent performance indemnities of approximately $6.7 million as of May 1, 2004 and January 31, 2004, which expire in Fiscal 2007.

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

The Company is a defendant in a suit brought under the qui tam provision of the False Claims Act, United States of America, ex rel. Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems.  The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000.  On February 2, 2004, the District Court found in favor of the Company and dismissed all of the plaintiff’s claims by summary judgment without proceeding to trial. After having all claims dismissed by the District Court, the plaintiffs then filed a notice of appeal on March 1, 2004 in the United States Court of Appeals for the Fifth Circuit, No. 04-20209. The briefing schedule has not yet been finally determined by the Court of Appeals. A decision by the Fifth Circuit is not expected until the fourth quarter of Fiscal 2004 or sometime in Fiscal 2005.  The grounds for appeal are not fully known, but the Company believes the District Court correctly dismissed all of the plaintiff’s claims as being without merit and will continue to vigorously defend the suit in the court of appeals.  While the Company does not believe that an adverse outcome is reasonably likely, an unexpected adverse outcome in the suit could have a material adverse impact on the Company’s consolidated results of operations, financial position and liquidity.  The Company is presently unable to determine whether any liability has been incurred in this matter, other than legal fees and expenses, which have been provided for, or to reasonably estimate the amount or range of any loss that may result from this matter, and thus no accruals have been recorded in this matter other than estimated legal fees and expenses relating to the appeal.

Diamond Offshore Litigation:  The Company is a defendant in a suit brought by several subsidiaries of Diamond Offshore Drilling, Inc.  (collectively, “Diamond Offshore”) on May 30, 2002, arising out of claims relating to a marine riser manufactured by the Company and purchased by Diamond Offshore for use on its Ocean Baroness semi-submersible drilling rig, Cause No. 2002-27831; Diamond Offshore International Corporation, Diamond Offshore Company, Diamond Offshore Services Company, Diamond Offshore (USA), Inc., Diamond Offshore International Limited, and Diamond Offshore Drilling, Ltd. v. Stewart & Stevenson Services, Inc.; in the District Court of Harris County, Texas 125th Judicial District Court (the “Baroness Litigation”).  The suit was filed following a separation of the marine riser during deep water drilling operations.  The suit seeks to recover damages that are not specified in the petition.

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

Note 5 - Discontinued Operations

During Fiscal 2002, the Company sold certain assets and exited the activities related to its blowout preventer and controls, valve and drilling riser business.  When the transaction was consummated, the Company retained certain contracts and related assets as well as the receivables and certain liabilities of the business, including warranty responsibility for products sold before closing as well as warranty responsibility for retained contracts to be completed.  In some cases, the Company has agreements with customers on commitments to support its products, including retained warranties and contracts.  The assets and liabilities as well as the results of operations of this business are reported as discontinued operations.

Discontinued operations also include a note receivable related to certain gas turbine equipment in Argentina.  In accordance with a financing agreement negotiated between the Company and the Argentine end user of the equipment in Fiscal 2003, the note receivable will be repaid over a nine-year term.

Discontinued operations generated the following sales and operating losses in the three month periods ended May 1, 2004 and May 3, 2003:

	Three Months Ended
(In thousands)	May 1, 2004	May 3, 2003

Sales	$585	$436
Operating loss	(98)	(1,249)
Operating loss, net of taxes	(64)	(823)

Note 6 – Inventories

Summarized below are the components of inventories related to continuing operations, net of customer deposits:

(In thousands)	May 1, 2004	January 31, 2004

Inventory purchased under distributor agreements	$79,201	$87,712
Raw materials and spare parts	43,885	35,932
Work in process	17,721	22,517
Finished goods	15,357	20,154
	156,164	166,315
Excess of current cost over LIFO values	(45,889)	(45,330)
Total Inventories	$110,275	$120,985

Raw materials and spare parts include OEM equipment and components used in the manufacturing segments.  The Company uses the last-in, first-out (“LIFO”) method of valuing the majority of its inventory.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

Note 7 – Earnings Per Share

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share as presented on the consolidated condensed statements of operations.

	Three Months Ended
(In thousands, except per share data)	May 1, 2004	May 3, 2003
Numerator:
Earnings (loss) available to common shareholders
From continuing operations	$5,506	$1,658
From discontinued operations	(64)	(823)
Net earnings	$5,442	$835

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding	28,671	28,492
Effect of dilutive securities:
Employee and director stock options	263	151
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	28,934	28,643

Basic earnings per share:
From continuing operations	$0.19	$0.06
From discontinued operations	—	(0.03)
Net earnings per share	$0.19	$0.03

Diluted earnings per share:
From continuing operations	$0.19	$0.06
From discontinued operations	—	(0.03)
Net earnings per share	$0.19	$0.03

Number of shares under anti-dilutive stock options outstanding	2,031	1,435

Note 8 – Stock-Based Compensation

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

The following pro forma data are calculated as if compensation expense for the Company’s stock option plans was determined based on the fair value at the grant date for awards under these plans, amortized to expense on a pro rata basis over the option vesting period, in accordance with the methodology prescribed by SFAS No. 123:

	Three Months Ended
(In thousands, except per share data)	May 1, 2004	May 3, 2003

Net earnings:
As reported	$5,442	$835
Pro forma compensation expense, determined under fair value method, net of tax	(468)	(239)
Pro forma	$4,974	$596

Basic earnings per share:
As reported	$0.19	$0.03
Pro forma	0.17	0.02

Diluted earnings per share:
As reported	$0.19	$0.03
Pro forma	0.17	0.02

For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Note 9 - Employee Pension and Other Benefit Plans

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

The net periodic benefit cost associated with the Company’s defined benefit pension plans and defined benefit postretirement medical plan consisted of the following components for the three months ended:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
Service cost	$183	$649	$—	$138
Interest cost	1,888	1,938	164	260
Expected return on plan assets	(2,048)	(1,909)	—	—
Curtailment expense/(gain)	—	2,369	—	(142)
Amortization of prior service cost	—	31	(191)	(113)
Amortization of net loss	365	169	73	93
Net periodic benefit cost	$388	$3,247	$46	$236

As previously disclosed in the Company’s consolidated financial statements for the year ended January 31, 2004, the Company expects to contribute at least $4.0 million to its defined benefit pension plans during Fiscal 2004.  During the three months ended May 1, 2004, no contributions were made.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  As allowed by FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company has elected to defer recognizing the effects of the Act on its accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the consolidated financial statements and notes thereto.  FASB Staff Position 106-2, issued in May 2004, provides guidance on the accounting for the effects of the Act.  The Company is currently evaluating the impact of such guidance, which the Company is required to adopt in the third quarter of Fiscal 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the attached consolidated condensed financial statements and notes thereto, and with our Annual Report on Form 10-K and notes thereto for the fiscal year ended January 31, 2004.  The following discussion contains forward-looking statements.  In connection therewith, please see “Factors That May Affect Future Results” below, which identifies important factors that could cause actual results to differ materially from those predicted or implied in the forward-looking statements.

Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2004” commenced on February 1, 2004 and ends on January 31, 2005.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.  The first quarter of Fiscal 2004 commenced on February 1, 2004 and ended on May 1, 2004, and the first quarter of Fiscal 2003 commenced on February 1, 2003 and ended on May 3, 2003.

RESULTS OF OPERATIONS

Overview

During the first quarter of Fiscal 2004, we have continued to make progress in our execution of the management action plans required to achieve acceptable financial returns throughout all of our operating segments.  The significant highlights of our progress in each operating segment are described below.

Tactical Vehicle Systems – We continue the transition efforts that will result in full rate production under the new Family of Medium Tactical Vehicles (“FMTV”) contract later this year.  Our current multi-year contract with the U.S. Army to produce the FMTV is expected to conclude during the second half of Fiscal 2004, at which time production is expected to begin under the new multi-year contract with the U.S. Army.  We expect the fourth quarter of Fiscal 2004 to be one of transition with lower sales as production commences under the new contract.

Power Products – We completed numerous streamlining and cost reduction actions in the first quarter of Fiscal 2004, and we continue to look at the cost structure for additional opportunities.  Key actions taken in the first quarter include the sale of assets of the Mercury Marine MerCruiser product line, the sale of assets of the wheelchair lift manufacturing product line, the sale of certain undeveloped real estate and the closure of an under-performing branch located in Auburn, Washington.  As a result of the many actions taken during the second half of Fiscal 2003 and the first quarter of 2004, total headcount for this segment as of May 1, 2004 has been reduced by 323 personnel since September 2003, of which 126 such reductions have occurred since January 31, 2004.

Engineered Products – We are continuing to evaluate the long-term earnings potential for the primary components of this segment, including the petroleum equipment and utility equipment product lines.  Upon completing this evaluation, we plan to take the strategic actions necessary to generate acceptable returns in this segment, which may include the exit of some or all of the product lines of this segment.

Distributed Energy Solutions – Our efforts in this segment continue to be focused upon completing remaining contractual obligations and winding down the engineering, procurement and construction (“EPC”) activities of this business.

Airline Products – Subsequent to the end of the first quarter, we announced our decision to pursue the sale of our Airline Products business.  We concluded that this business is not core to the long-term direction of the Company, and therefore, it is in the best interest of our shareholders to redeploy the capital invested in this segment to other more strategic activities.

First Quarter Fiscal 2004 vs. First Quarter Fiscal 2003

Sales for the first quarter of Fiscal 2004 of $304.3 million increased $14.5 million, or 5%, from the first quarter of Fiscal 2003.  This increase in sales is primarily attributable to a $27.8 million increase in our Tactical Vehicle Systems segment along with an $8.8 million increase in our Airline Products Segment.  These increases were partially offset by lower sales in the Engineered Products, Distributed Energy Solutions and Power Products segments.  The changes within each segment are explained in greater detail in the Segment Data section below.

Gross profit decreased by $2.8 million to $38.1 million in the first quarter of Fiscal 2004 from the first quarter of Fiscal 2003.  This decrease reflects a decline in gross profit margin to 12.5% in the first quarter of Fiscal 2004 from 14.1% in the first quarter of Fiscal 2003.  The decrease in gross profit is primarily attributable to higher costs in our Distributed Energy Solutions and Tactical Vehicle Systems segments.  Within our Distributed Energy Solutions segment, the first quarter of Fiscal 2004 included $2.5 million of gross profit margin erosion primarily associated with the continued progress on existing EPC customer obligations.  Within our Tactical Vehicle Systems segment, the gross profit declined $4.4 million as a result of product mix changes associated with option truck production under the current FMTV contract and increased material costs, primarily associated with higher steel prices.  This decline was substantially offset by the impact of higher sales volume.  Sales volume changes in all other segments combined to generate the remaining $0.3 million of gross profit decline.

Selling and administrative expenses decreased to $29.8 million (9.8% of sales) in the first quarter of Fiscal 2004 from $35.3 million (12.2% of sales) in the first quarter of Fiscal 2003.  This $5.5 million (16%) reduction in selling and administrative expenses is primarily attributable to a $2.8 million cost savings from employee workforce reductions during Fiscal 2003, a $1.0 million reduction in fringe benefits expense associated with changes made in our employee pension, postretirement and medical benefit plans, and $1.7 million associated with reductions in other expenses.

First quarter of Fiscal 2003 operating results included a one-time non-cash write-off of $2.4 million of previously unamortized prior service costs (pension curtailment expense).  This charge was associated with our decision to freeze the benefits earned under our defined benefit pension plan, defined benefit supplemental executive retirement plan and our postretirement medical plan effective July 1, 2003, with the exception of a small transition group.

Other (income) expense, net, changed from a net expense of $0.1 million in the first quarter of Fiscal 2003 to net income of $0.6 million in the first quarter of Fiscal 2004, primarily as a result of a net gain on sales of assets and compensation earned from a supply partner during Fiscal 2004.

Net interest expense decreased $0.5 million to $0.2 million in the first quarter of Fiscal 2004.  The decrease in interest expense is primarily attributable to lower debt balances as a result of the scheduled debt payment of $30.0 million in May 2003.

The effective tax rate was 36.1% in the first quarter of Fiscal 2004 compared to 29.1% for the corresponding period in 2003.  The increase in effective tax rate is primarily a result of an expected reduction in certain state tax benefits and tax credits in Fiscal 2004 compared to the first quarter of Fiscal 2003.

Discontinued operations generated an after-tax loss of $0.1 million in the first quarter of Fiscal 2004, compared to an $0.8 million after-tax loss in the first quarter of Fiscal 2003.  These losses primarily represent costs associated with retained contracts, warranty and legal claims and obligations associated with our discontinued blowout preventer and controls, valve and drilling riser business, which was sold during Fiscal 2002.

Segment Data

Our operating reportable segments are organized based on the products and services offered and are aligned with the internal management structure.  Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) before interest and income taxes from continuing operations, net of certain corporate allocations.

The following table represents sales and operating profit (loss) by business segment (in thousands):

	Three Months Ended
	May 1, 2004	May 3, 2003
Sales
Tactical Vehicle Systems	$138,783	$110,977
Power Products	120,719	125,834
Engineered Products	17,268	26,111
Distributed Energy Solutions	4,443	12,606
Airline Products	23,075	14,244
Total Sales	$304,288	$289,772

Operating profit (loss)
Tactical Vehicle Systems	$19,490	$17,787
Power Products	83	(3,126)
Engineered Products	(1,787)	(408)
Distributed Energy Solutions	(5,140)	(3,858)
Airline Products	(295)	(1,993)
Corporate	(3,464)	(5,318)
Total operating profit	8,887	3,084

Interest expense	517	1,244
Interest and investment income	(254)	(500)
Earnings from continuing operations before income taxes	$8,624	$2,340

Tactical Vehicle Systems

The Tactical Vehicle Systems segment manufactures tactical vehicles under contracts with the U.S. Army and provides sustaining design engineering, service and support.  Other contracts within and outside of the U.S. are also being pursued in the segment.  During the first quarter of Fiscal 2004, this segment recorded $138.8 million of sales, a $27.8 million (25%) increase from the $111.0 million of sales recorded in the first quarter of Fiscal 2003.  The sales increase is attributable to increased production volume as this segment delivered 743 trucks and 204 trailers in the first quarter of Fiscal 2004, compared to 631 trucks and 132 trailers in the same period of Fiscal 2003.  Operating profit for the first quarter of Fiscal 2004 increased to $19.5 million (14.0% operating margin) from $17.8 million (16.0% operating margin) in the first quarter of Fiscal 2003.  The increased sales volume generated a $4.4 million improvement to operating profit.  This improvement was partially offset by $1.8 million of margin deterioration associated with product mix and $0.9 million of increased material costs, primarily associated with higher steel prices.

As mentioned above, full rate production under the new multi-year FMTV contract is scheduled to begin in the fourth quarter of Fiscal 2004.  The delivery schedule at the outset of the new contract is expected to result in a decline in sales volume during the fourth quarter of Fiscal 2004.  The total sales volume for Fiscal 2004, however, is currently expected to exceed Fiscal 2003 sales levels due to higher unit volumes during the first three quarters of Fiscal 2004.  As a result of the new contract, our profit margins in this segment are expected to be lower than historical margin levels achieved with the current FMTV contract, which we believe to have been substantially higher than those typically achieved by defense contractors.  Actual future margins of this segment will, however, be dependent upon a number of factors including our ability to achieve efficiencies and other materials and labor cost control measures, the actual quantities and variations of vehicles purchased by the U.S. Army under the new contract, future prices for steel and other materials, the potential for additional contracts, bid and proposal activities and other factors.  The operating margin this segment will achieve in total may also be impacted by additional sales, if any, to other allied governments and the level of engineering and service provided.

Power Products

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded sales of $120.7 million in the first quarter of Fiscal 2004, down $5.1 million (4%) from $125.8 million in the first quarter of Fiscal 2003.  A breakdown of Power Products segment sales follows:

	Three Months Ended
(In thousands)	May 1, 2004	May 3, 2003
Equipment sales	$36,259	$37,138
Parts sales	56,098	60,778
Service and rental sales	28,362	27,918
	$120,719	$125,834

The decline in sales was primarily attributable to the closure of five under-performing branch locations during the fourth quarter of Fiscal 2003 and first quarter of Fiscal 2004, along with the exit of the ThermoKing product offering in Texas and Louisiana, and the wheelchair lift manufacturing and MerCruiser product offerings.  This segment reported an operating profit of $0.1 million in the first quarter of Fiscal 2004 compared to a $3.1 million operating loss in the first quarter of Fiscal 2003.  The improvement in operating profit is primarily attributable to on-going cost reduction programs.  Workforce reductions resulted in a $3.2 million decrease in employee compensation costs between the two periods.  Additionally, changes in employee benefit programs described above resulted in an additional $1.0 million decrease in operating expenses.  The earnings improvements generated by these reductions were partially offset by a $1.0 million decline resulting from the decrease in sales volume.

As mentioned above, we sold the assets of our wheelchair lift manufacturing and MerCruiser distribution product offerings during the first quarter of Fiscal 2004 for aggregate cash proceeds of $3.2 million and a receivable of $0.9 million.  No material gain or loss was recognized on these transactions, individually or in the aggregate.  We intend to continue to evaluate the many activities in this business segment in Fiscal 2004 and take the appropriate actions in order to improve the segment’s contribution to the Company’s return on invested capital.

Engineered Products

The Engineered Products segment consists of two primary product lines, petroleum equipment and utilities equipment.  The petroleum equipment business manufactures equipment primarily for the well stimulation segment of the oil service industry.  The utilities equipment products include mobile railcar movers, snowblowers and off-road seismic vehicles.  Sales in this segment decreased to $17.3 million in the first quarter of Fiscal 2004 from $26.1 million in the first quarter of Fiscal 2003, representing a 34% decline.  This net decrease included a decline in petroleum equipment sales of $11.9 million, primarily resulting from our execution of several large international orders during the first quarter of Fiscal 2003.  This decline was partially offset by a $3.1 million increase in utilities equipment sales, largely associated with off-road seismic vehicle sales.  Operating loss for the first quarter of Fiscal 2004 was $1.8 million, a $1.4 million change from the $0.4 million loss generated in the first quarter of Fiscal 2003.  The increased operating loss is primarily attributable to a $0.8 million decline related to the reduced sales volume along with a $0.4 million charge for potential inventory impairment associated with the recent U.S. trade sanctions against Syria, and $0.2 million associated with increased unabsorbed operating expenses.

Our order backlog in this segment has increased to $30.9 million at May 1, 2004 from $20.1 million at the end of Fiscal 2003.  The execution of the contracts currently in backlog are expected to improve sales and reduce future operating losses from the first quarter Fiscal 2004 levels.

Distributed Energy Solutions

The Distributed Energy Solutions segment packages reciprocating diesel and natural gas engine generator sets and markets power generation solutions in domestic and certain international markets.  As previously communicated, we announced the decision to exit EPC activities within this segment during the third quarter of Fiscal 2003.  With respect to such EPC activities, we are not quoting any new business but we continue to perform under existing contracts.

Sales for this segment decreased $8.2 million to $4.4 million in the first quarter of Fiscal 2004 compared to $12.6 million in the first quarter of Fiscal 2003.  The decline in sales is primarily the result of our decision to exit the EPC activities.  Sales in the first quarter of Fiscal 2004 primarily relate to our continued execution of remaining customer obligations under existing contracts.  Operating loss for the first quarter of Fiscal 2004 was $5.1 million, compared to a $3.9 million operating loss in the first quarter of Fiscal 2003.  The increased operating loss is largely attributable to continued costs incurred on existing contractual obligations, costs related to certain contract issues and disputes and the overall low volume of sales and margin that is not sufficient to cover this segment’s infrastructure costs remaining in place to service existing obligations.

The EPC contractual obligations are expected to be substantially completed by the end of Fiscal 2004.  We will, however, retain and execute obligations under certain fixed-price operation and/or maintenance contracts related to EPC projects, which have terms ranging from two to ten years.

Airline Products

The Airline Products segment, which manufactures aircraft ground support equipment, recognized sales of $23.1 million in the first quarter of Fiscal 2004, an $8.9 million (62%) increase from the $14.2 million of sales in the first quarter of Fiscal 2003.  The increased sales in Fiscal 2004 are primarily attributable to increased capital spending in the domestic commercial airline industry.  This segment delivered 571 units in the first quarter of Fiscal 2004, compared to 325 units in the first quarter of Fiscal 2003.  Operating loss for this segment was $0.3 million in the first quarter of Fiscal 2004, a $1.7 million improvement from the $2.0 million operating loss in the first quarter of Fiscal 2003.  The improvement in operating loss is primarily attributable to the increased sales volume.  Our order backlog in this segment is $14.3 million at the end of the first quarter, a $7.3 million increase from the end of Fiscal 2003.

During the first quarter of Fiscal 2004, the Airline Products business was awarded contracts by the U.S. Navy, Naval Air Warfare Center to deliver tow tractors and air conditioning units.  The initial contract awards of $2.6 million cover the design and testing of 5 pilot-production tow tractor units and 5 pilot-production air conditioning units, along with associated technical data and training and pilot-production testing.  These contracts are expected to be executed in the second and third quarters of Fiscal 2004.  Pending successful completion of the initial award, the contracts include four individual option years beginning in late Fiscal 2004 or early Fiscal 2005 which have a total contract value of approximately $72 million, if all options are fully exercised.

As mentioned above, we are currently pursuing the sale of our Airline Products business.  Until a suitable buyer is found for this business, the sale process is not expected to have a material impact to the on-going operations of this segment.  Additionally, we will continue to provide the capital and other resources needed to continue our execution in this business.

Corporate

Corporate expenses consist of costs incurred by the corporate headquarters group, which cannot be directly attributed to the activities of the business segments.  Corporate expenses incurred in the first quarter of Fiscal 2004 were $3.5 million, a $1.8 million decrease from the $5.3 million incurred in the first quarter of Fiscal 2003.  The decrease in corporate expenses is primarily attributable to a $2.4 million one-time non-cash pension curtailment expense in the first quarter of Fiscal 2003 resulting from changes made to our defined benefit pension and postretirement medical plans.  The impact of other cost reduction efforts including corporate staff reductions were offset by higher legal and professional expenses, including $0.6 million associated with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  While the requirements of Sarbanes-Oxley Act are expected to result in some level of increased corporate expenses, we expect the on-going expenses to be lower than the levels experienced in the first quarter of Fiscal 2004.

UNFILLED ORDERS

The Company’s unfilled orders consist of written purchase orders and signed contracts.  Historically, cancellations are rare; however, these unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions.  Purchase options are not included in unfilled orders until exercised.  Unfilled orders relating to continuing operations were as follows:

	May 1, 2004	January 31, 2004
	(In millions)

Tactical Vehicle Systems	$591.2	$453.0
Power Products	29.3	26.4
Engineered Products Division	30.9	20.1
Distributed Energy Solutions	14.1	19.5
Airline Products	14.3	7.0
	$679.8	$526.0

Unfilled orders of the Tactical Vehicle Systems segment at May 1, 2004 consisted principally of remaining production related to the sixth program year under the U.S. Army contract awarded in October 1998, as well as the funded portion of the new multi-year FMTV contract awarded in April 2003.  Production under the October 1998 contract is expected to be complete in December 2004, and full rate production under the new FMTV contract is expected to begin in November 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of cash liquidity include cash and cash equivalents, short-term investments and cash from operations.  We believe that these sources will provide sufficient capital to fund our working capital requirements, capital expenditure needs, dividends and other financial commitments.

We had a $150 million unsecured revolving credit facility, which expired on January 31, 2004.  No borrowings were outstanding under the facility at any time during the past three fiscal years.  Based on non-usage of the revolving credit facility combined with the current cash and cash equivalents balance and the expected cash from operations for the foreseeable future, we elected not to renew the facility.  To provide additional financial flexibility, we intend to negotiate a smaller revolving credit facility later in Fiscal 2004.  There can be no assurance that we will be able to successfully negotiate such a facility or, if we do, that such facility will include terms and conditions similar to the expired facility.  Failure to negotiate a new facility on terms acceptable to us could restrict our future ability to make acquisitions and fund working capital, capital expenditures, common stock dividends or other financial obligations.

During Fiscal 2003, we entered into letter of credit facilities totaling $17.5 million with financial institutions, to allow us to issue letters of credit as needed to support our commercial operations.  Approximately $12.8 million of letters of credit under these facilities were outstanding as of May 1, 2004.

We have $25.0 million in unsecured senior notes outstanding, which bear interest at a rate of 7.38% and are due and payable in May 2006.  The senior notes agreement limits sales of assets and other items and contains a maximum debt-to-total capitalization covenant. Based on our financial condition as of May 1, 2004, the restrictions imposed by our senior notes do not currently restrict our ability to meet our obligations or to declare and pay dividends at historical levels.

In Fiscal 2002, we entered into an interest rate swap agreement, which expires in November 2004, with a notional amount of $15 million related to $15 million of the senior notes due in 2006.  This transaction, which is designated as a fair value hedge, effectively converts $15 million of fixed rate debt with an interest rate of 7.38% into floating rate debt with an interest rate of LIBOR plus 436 basis points.  The applicable floating interest rate as of May 1, 2004 was approximately 5.7%.  The net interest received or paid as a result of the interest rate swap is included in interest expense on the consolidated statements of operations.  The recorded value of the swap and the related fair value adjustment to the debt are carried on the consolidated balance sheets at fair value.

In addition, our international subsidiaries had foreign currency bank notes payable totaling $1.9 million at May 1, 2004 and January 31, 2004.  Such notes payable consist of renewable, secured loans for the purpose of financing our South American operations.  These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by letters of credit issued by us and principally bear market-based variable rates of interest.  We use foreign denominated debt to offset the impact of foreign currency exchange rate fluctuations on our South America operations.

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

Statements of Cash Flows Data

	Three Months Ended
(In thousands)	May 1, 2004	May 3, 2003
Net cash provided by (used in):
Operating activities	$43,575	$14,306
Investing activities	(748)	(15,545)
Financing activities	(1,718)	(1,309)
Increase (decrease) in cash and cash equivalents	$41,109	$(2,548)

Selected Balance Sheet Data

(In thousands)	May 1, 2004	January 31, 2004
Cash, cash equivalents, and short-term investments	$106,303	$61,704
Working capital	230,159	219,531
Total debt	28,418	28,442

Total cash flow changed by $43.7 million to a $41.1 million cash increase during the first quarter of Fiscal 2004, compared to a $2.5 million cash decrease in the first quarter of Fiscal 2003.  This change in cash flow primarily relates to a $29.3 million improvement in cash provided by operating activities as accounts receivable balances were reduced by $30.2 million in the first quarter of Fiscal 2004. This decrease relates to customer receipts related to large equipment orders which were completed in our Engineered Products segment during the fourth quarter of Fiscal 2003.

Investing activities contributed an additional $14.8 million improvement in cash flow during the first quarter of Fiscal 2004 compared to the first quarter of Fiscal 2003, as capital expenditures decreased by $2.5 million and cash invested in short-term investments decreased by $6.9 million.  Additionally, during the first quarter of Fiscal 2004, we received $3.2 million of cash proceeds related to the sale of the MerCruiser product offering in our Power Products segment.

As a result of the cash provided by operating activities in the first quarter of Fiscal 2004, total cash and short-term investments has increased by $44.6 million to $106.3 million as of May 1, 2004.  We anticipate that this balance will remain relatively stable in the near-term; however, we anticipate that we will use cash during the second half of Fiscal 2004 to fund working capital related to additional orders in the Engineered Products segment.  Additionally, cash will be used to satisfy our production requirements under the expiring FMTV contract in the Tactical Vehicle Systems segment, which is expected to result in a decrease in billings in excess of costs on our consolidated condensed balance sheet.  We believe that these activities in our Engineered Products and Tactical Vehicle Systems segments could consume approximately $40-50 million of cash during the second half of Fiscal 2004.

Our working capital balance increased by $10.5 million during the first quarter of Fiscal 2004, primarily attributable to the $8.6 million of earnings before income taxes.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks as to Rising Steel Prices.  In recent months, U.S. manufacturers and distributors of steel, which is used in many of our products, have experienced sharply increased prices and limited availability of steel and component parts containing steel. These increased steel prices have had and are expected to continue to have a negative impact on our margins in the near future, particularly on fixed-price contracts and other contracts for which we are unable to pass such cost increases on to our customers.  If these steel price conditions continue, and if we are unable to raise our prices to keep pace with the material cost increases, our sales trends, operating margins and results of operations could be adversely impacted in future periods.

Forward-Looking Statements

This filing contains forward-looking statements that are based on management’s current expectations, estimates, and projections. These statements are not guarantees of future performance and involve a number of risks, uncertainties, and assumptions and are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Many factors, including those discussed more fully elsewhere herein, in the Company’s latest annual report on Form 10-K, and in the Company’s quarterly reports on Form 10-Q, as well as others, could cause results to differ materially from those stated.  Specific important factors that could cause actual results, performance, or achievements to differ materially from such forward-looking statements include risks of dependence on government and failure to obtain new government contracts, inherent risks of government contracts, risks of supply interruptions to

Tactical Vehicle Systems segment, risks associated with Distributed Energy Solutions segment, risks of fixed-price contracts, risks as to cost controls, risks of general economic conditions, risks of oil and gas industry economic conditions, risks of airline industry economic conditions, risks as to distributorships, risks as to licenses, risk of competition, risks relating to technology, risks as to terrorist attacks on the U.S. and their impact on the U.S. economy, risks relating to personnel, risks of claims and litigation, risks of product defects, risks of no credit facility, risks as to foreign sales and global trade matters, risks as to information technology, risks as to acquisitions and restructuring activities, risks as to currency fluctuations, risks as to environmental and safety matters, and credit risks, all as more specifically outlined in the Company’s latest annual report on Form 10-K.  In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, inflation and currency exchange rates and other future factors.  Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2004 and have not materially changed since that report was filed.

Item 4.  Controls and Procedures

The Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of May 1, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and required to be included in the Company’s periodic filings under the Exchange Act.  During the first quarter of Fiscal 2004, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

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

The Company is a defendant in a suit brought under the qui tam provision of the False Claims Act, United States of America, ex rel.  Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems.  The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000.  On February 2, 2004, the District Court found in favor of the Company and dismissed all of the plaintiff’s claims by summary judgment without proceeding to trial.  After having all claims dismissed by the District Court, the plaintiffs then filed a notice of appeal on March 1, 2004 in the United States Court of Appeals for the Fifth Circuit, No. 04-20209. The briefing schedule has not yet been finally determined by the Court of Appeals.  A decision by the Fifth Circuit is not expected until the fourth quarter of Fiscal 2004 or sometime in Fiscal 2005.  The grounds for appeal are not fully known, but the Company believes the District Court correctly dismissed all of the plaintiff’s claims as being without merit and will continue to vigorously defend the suit in the court of appeals.  While the Company does not believe that an adverse outcome is reasonably likely, an unexpected adverse outcome in the suit could have a material adverse impact on the Company’s consolidated results of operations, financial position and liquidity.  The Company is presently unable to determine whether any liability has been incurred in this matter, other than legal fees and expenses, which have been provided for, or to reasonably estimate the amount or range of any loss that may result from this matter, and thus no accruals have been recorded in this matter other than estimated legal fees and expenses relating to the appeal.

Diamond Offshore Litigation:  The Company is a defendant in a suit brought by several subsidiaries of Diamond Offshore on May 30, 2002, arising out of claims relating to a marine riser manufactured by the Company and purchased by Diamond Offshore for use on its Ocean Baroness semi-submersible drilling rig, Cause No. 2002-27831; Diamond Offshore International Corporation, Diamond Offshore Company, Diamond Offshore Services Company, Diamond Offshore (USA), Inc., Diamond Offshore International Limited, and Diamond Offshore Drilling, Ltd. v. Stewart & Stevenson Services, Inc.; in the District Court of Harris County, Texas 125th  Judicial District Court (the “Baroness Litigation”).  The suit was filed following a parting of the marine riser during deep water drilling operations.  The suit seeks to recover damages that are not specified in the petition.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)          The following exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K.

3.2	Sixth Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of April 11, 2000, as amended.

†10.1	Employment Agreement, effective as of February 1, 2004, with Max L. Lukens.

†10.2	Severance Agreement, effective as of February 1, 2004, with Max L. Lukens.

†10.3	Nonqualified Stock Option Agreement, entered into as of March 31, 2004, with Max L. Lukens.

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification.

32.1	Statement of Max L. Lukens, Chief Executive Officer, and John B. Simmons, Chief Financial Officer, furnished pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended.

†  Identifies management contracts or compensation plans or arrangements required to be filed as an exhibit hereto.

(b)         Form 8-K Report Date – March 2, 2004 (Stewart & Stevenson Services Announces Preliminary Fourth Quarter Results and Leadership Changes)

Items Reported -  Item 7.  Exhibits

Item 12.  Results of Operations and Financial Condition

Form 8-K Report Date – March 23, 2004 (Stewart & Stevenson Services Announces Fiscal 2003 Fourth Quarter Earnings Release and Conference Call Schedule)

Items Reported -  Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

Form 8-K Report Date – March 29, 2004 (Stewart & Stevenson Reports Fourth Quarter and Fiscal 2004 Results)

Items Reported -  Item 7.  Exhibits

Item 12.  Results of Operations and Financial Condition

Form 8-K Report Date – March 31, 2004 (Transcript of Stewart & Stevenson’s Conference Call Held March 29, 2004)

Items Reported -  Item 7.  Exhibits

Item 9.  Regulation FD Disclosure

Form 8-K Report Date – April 19, 2004 (Stewart & Stevenson Announces Date of 2004 Annual Meeting of Stockholders)

Items Reported -  Item 5.  Other Events

Item 7.  Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of May 2004.

STEWART & STEVENSON SERVICES, INC.

By:	/s/ Max L. Lukens
Max L. Lukens
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John B. Simmons
John B. Simmons
Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ L. Scott Biar
L. Scott Biar
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number and Description

3.2	Sixth Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of April 11, 2000, as amended.

10.1	Employment Agreement, effective as of February 1, 2004, with Max L. Lukens.

10.2	Severance Agreement, effective as of February 1, 2004, with Max L. Lukens.

10.3	Nonqualified Stock Option Agreement, entered into as of March 31, 2004, with Max L. Lukens.

31.1	Chief Executive Officer Certification.

31.2	Chief Financial Officer Certification.

32.1	Statement of Max L. Lukens, Chief Executive Officer, and John B. Simmons, Chief Financial Officer, furnished pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended.