Form 10-K/A
period 2004-01-31
STEWART & STEVENSON SERVICES INC
filed 2004-05-27
CIK 94328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to Stewart & Stevenson Services, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (“Form 10-K”) is being filed to provide the information in Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

PART III

We refer to Stewart & Stevenson Services, Inc. as the “Company”.

Item 10.                 Directors and Executive Officers of the Registrant

Board of Directors

The Board of Directors of the Company consists of eight directors divided into two classes of three members and one class of two members.  At each Annual Meeting of Shareholders one class is elected to hold office for a term of three years.  Members of the other classes continue to serve for the remainder of their respective terms.  In accordance with the Bylaws of the Company, a director must retire upon the expiration of such director’s term following his 73rd birthday.  Max L. Lukens, Robert S. Sullivan and Donald E. Stevenson are members of the class of Directors whose term expires at the 2004 Annual Meeting of Shareholders.  Mr. Stevenson has indicated that he will not stand for reelection to the Board of Directors.  Max L. Lukens, Robert S. Sullivan and James M. Tidwell have been nominated for election to the Board of Directors at the Annual Meeting to serve as directors until the 2007 Annual Meeting of Shareholders.  The following individuals, except Mr. Tidwell who is currently a director nominee, are currently directors of Stewart & Stevenson Services, Inc.:

DIRECTORS WHOSE TERM WILL EXPIRE AT THE 2004 ANNUAL MEETING OF SHAREHOLDERS

Name and Principal Occupation	Age	Director Since

MAX L. LUKENS (1) Mr. Lukens is President and Chief Executive Officer of the Company. He previously served as Chairman of the Board and Interim Chief Executive Officer and President of the Company. He also previously served as Chairman of the Board, President and Chief Executive Officer of Baker Hughes Incorporated, an oilfield services company. Mr. Lukens is a Director for NCI Building Systems, Inc., a maker of engineered metal building systems and components, and is Treasurer of the Children’s Museum of Houston.	55	2000

ROBERT S. SULLIVAN (2) (3) Dr. Sullivan is Dean of the University of California, San Diego, Rady School of Management. He previously served as Chairman of the Board of the Company; Dean of the Kenan-Flagler Business School of the University of North Carolina at Chapel Hill; Director of the IC2 Institute at The University of Texas at Austin; and Dean of the Graduate School of Industrial Administration, Carnegie Mellon University, Pittsburgh, Pennsylvania.	60	1992

DONALD E. STEVENSON (1) Mr. Stevenson has served as a Vice President of the Company since 1984.	60	1975

JAMES M. TIDWELL

Mr. Tidwell is Vice President of Finance and Chief Financial Officer of WEDGE Group Incorporated, a privately owned investment firm with holdings in manufacturing, hotels, commercial real estate, and oilfield services.  He previously served as President of Daniel Measurement & Control, a division of Emerson Electric Co. and provider of flow measurement equipment and services to the energy industry.  Mr. Tidwell was Executive Vice President and Chief Financial Officer of Daniel Industries, Inc. from 1996 to 1999 before its acquisition by Emerson Electric Co., and Vice President and Chief Financial Officer of Hydril Company LP, a manufacturer of blowout preventers and premium connections for oilfield tubulars, from 1993 to 1996.  Mr. Tidwell is a Director of Pioneer Drilling Company, a provider of land contract drilling services to oil and gas operators, T-3 Energy Services, Inc., a provider of oilfield products and services, and Link Energy LLC, a marketer and transporter of crude oil that has sold its operations and is winding up its business.

	57	Nominee

DIRECTORS WHOSE TERM WILL EXPIRE AT THE 2005 ANNUAL MEETING OF SHAREHOLDERS

KHLEBER V. ATTWELL (1)(3)(4) Mr. Attwell is in private practice as a Management Consultant since 1989. Prior to that time he was a partner in the international accounting firm of Ernst & Young LLP. His major clients have represented oil and gas, food processing, manufacturing and distribution, education, health care, construction, and publishing. He is a Certified Public Accountant and Certified Management Accountant. Mr. Attwell taught at Rice University for 11 years as an adjunct professor.	73	1998

DARVIN M. WINICK, PH.D.(1)(3)(4) Dr. Winick is President of Winick Consultants, an Organizational Consulting firm. He is a Senior Research Fellow at The University of Texas at Austin, and Chairman of the National Assessment Governing Board, a 26 member policy-making board for the National Assessment of Education Progress. Dr. Winick previously served as Chairman of the Executive Committee of Maxim Bank.	74	1999

HOWARD WOLF (1)(2)(4) Mr. Wolf is Chairman of the Board of the Company, a private investor and attorney. He previously was a Senior Partner in the international law firm of Fulbright & Jaworski L.L.P. In December 2003, Mr. Wolf was appointed by the Texas Lieutenant Governor, David Dewhurst, to serve a two year term as a member of the Texas Sunset Advisory Commission, which reports to the Legislature of Texas and recommends the termination or modification of State agencies and commissions.	69	1999

DIRECTORS WHOSE TERM WILL EXPIRE AT THE 2006 ANNUAL MEETING OF SHAREHOLDERS

MONROE M. LUTHER (2)(3) Mr. Luther is Chairman of Wind River Capital Company, a venture capital company, Chairman of The Prague Post, a newspaper publisher, and Chairman of Bigger Than That Productions, a magazine publisher. Mr. Luther was the founder and former Chief Executive Officer of Eagle Management & Trust Company, an investment management and trust company.	63	2000

CHARLES R. OFNER (2)(4)

Mr. Ofner is a Private Investor and Consultant in the international oil and gas business.  He previously served as Senior Vice President of R&B Falcon Corporation, an offshore drilling company, until its merger with Transocean Sedco Forex, Inc. on January 31, 2001.  Mr. Ofner also previously served as Senior Vice President of Reading & Bates Corporation, an offshore drilling company.  Mr. Ofner’s thirty years in the oil and gas business include assignments in operations, marketing and finance, with eighteen years in foreign assignments in the Middle East, Southeast Asia and Europe.

	58	2000

(1)           Member of Executive Committee.

(2)           Member of Compensation and Management Development Committee.

(3)           Member of Audit Committee.

(4)           Member of Nominating and Governance Committee.

Executive Officers

The names, ages and positions of all the executive officers of the Company as of May 24, 2004 are listed below.  Except as noted below, each officer was last elected as an executive officer at the meeting of directors immediately following the 2003 Annual Meeting of Shareholders.  The term of each executive officer will expire at the meeting of directors following the 2004 Annual Meeting of Shareholders.  There exist no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

Name	Age	Position	Officer Since

Max L. Lukens	55	President and Chief Executive Officer	2004
Carl B. King	61	Senior Vice President, Secretary and General Counsel	2001
John B. Simmons	51	Vice President and Chief Financial Officer	2001
Donald E. Stevenson	60	Vice President	1984
Stephen A. Hines	55	Vice President	2000
Peter J. DeFronzo	61	Vice President	2001
Caldwell Phillip Joy	45	Vice President	2002
Dennis M. Dellinger	51	Vice President	2002
Don K. Kyle	44	Vice President	2004
Mark Whitman	49	Vice President	2004
L. Scott Biar	41	Controller and Chief Accounting Officer	2002

Mr. Lukens was elected as President and Chief Executive Officer of the Company in March 2004. Prior to that time he served as Interim President and Chief Executive Officer since September 2003 and Chairman of the Board of Directors since December 2002.  He previously served as Chairman of the Board, President and Chief Executive Officer of Baker Hughes Incorporated, an oilfield services company.

Mr. King was elected as Senior Vice President, Secretary and General Counsel of the Company in 2001.  He previously served as Senior Vice President and General Counsel of Seagull Energy Corporation from 1998 to 1999, and Senior Vice President and General Counsel of PanEnergy Corporation from 1990 to 1997.

Mr. Simmons was elected as Vice President and Chief Financial Officer of the Company in 2002.  He previously served as Controller and Chief Accounting Officer of the Company from 2001 to 2002, and as Vice President and Chief Financial Officer of Cooper Energy Services from 1997 to 2000.  Mr. Simmons is a certified public accountant.

Mr. Stevenson was elected as a Vice President of the Company in 1984.

Mr. Hines was elected as a Vice President of the Company in 2000.  He previously served the Company as Corporate Human Resources Manager.

Mr. DeFronzo was elected as a Vice President of the Company in 2001.  He previously served as General Manager of Supply Chain Management for Cooper Energy Services from 1998 to 2001 and Product General Manager of the Distribution Transformer Businesses for the General Electric Company from 1992 to 1997.

Mr. Joy was elected as a Vice President of the Company in 2002.  He previously served as President of Trilectron Industries, Inc. for three and one-half years.  Previous to that Mr. Joy was Managing Director, U.S. Operations for Pratt & Whitney Canada, following numerous years as General Manager and President of various operations at Pratt & Whitney.

Mr. Dellinger was elected as a Vice President of the Company in 2002.  He has served as President of Stewart & Stevenson TVS, Inc., the general partner of Stewart & Stevenson Tactical Vehicle Systems, L.P, since February 2001.  Previous to that he served in numerous leadership positions with Rolls Royce PLC, Allison, and General Motors.

Mr. Kyle was elected as a Vice President of the Company in 2004.  He previously served as General Manager of Cummins Southern Plains, Ltd. from 2002 to 2004, as General Manager of Tar Heel Sterling Truck Center from 2001 to 2002, and as Vice President of Sales and Marketing for Cummins Southern Plains, Inc. from 1997 to 2001.

Mr. Whitman was elected as a Vice President of the Company in 2004.  He previously served as President and Treasurer of Williamson County United Way from 2002 to 2004, and as President of Thermo Measuretech, a subsidiary of Thermo Electron, from 1992 to 2001.

Mr. Biar was elected as Controller and Chief Accounting Officer of the Company in 2002. He previously served as Vice President and Chief Accounting Officer for Encompass Services Corporation from 2000 to 2002, as Vice President and Controller for Corporate Brand Foods America, Inc. from 1998 to 2000, and as Corporate Controller for Weatherford International, Inc. from 1995 to 1998.  Mr. Biar is a certified public accountant.

Audit Committee Matters

The Board of Directors has a standing Audit Committee. The Audit Committee is comprised of Messrs. Attwell (Chairman), Luther, Sullivan and Winick.  The Board of Directors has determined that the Audit Committee members meet the New York Stock Exchange standards for independence.  The Board of Directors has confirmed that all members of the Audit Committee are “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Board of Directors has reviewed the experience of the members of the Audit Committee and has found that Messrs. Attwell and Luther meet the qualifications to be an “audit committee financial expert” under the rules of the Securities and Exchange Commission (the “Commission”).  The Board has designated Khleber V. Attwell as the member of the Audit Committee who will serve as the “audit committee financial expert” of the Company’s Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file.

Based solely upon a review of such reports received by it, or written representations from certain reporting persons that no Form 5 reports were required for those persons, the Company believes that, during fiscal 2003, all filing obligations applicable to the reporting persons were complied with.

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

Stewart & Stevenson Services, Inc.
Attention: Corporate Secretary
2707 North Loop West
Houston, TX 77008
(713) 868-7700

Item 11.                 Executive Compensation

The following Summary Compensation Table shows the aggregate compensation paid or accrued by the Company during each of the last three fiscal years to or for (i) any individual that held the office of Chief Executive Officer or acted in a similar capacity during Fiscal 2003 and (ii) each of the other four highest compensated executive officers.

SUMMARY OF COMPENSATION

		Annual Compensation							Long-Term Compensation
Name and Principal Position	Fiscal Year (1)	Salary	Bonus		Other Annual Compen- sation		Options Granted		LTIP Payout	All Other Compen- sation (2)

Max L. Lukens Interim President and Chief Executive Officer	2003	$0	$0			(3)	165,000	(4)	-0-	$193,125	(5)
	2002	N/A	N/A			(3)	105,000		-0-	N/A
	2001	N/A	N/A			(3)	3,000		-0-	N/A

Michael L. Grimes Former President and Chief Executive Officer	2003	340,580	0			(3)	38,250		-0-	164,374	(6)
	2002	425,000	0			(3)	125,000		-0-	6,059	(6)
	2001	387,308	198,000			(3)	70,000		-0-	4,981	(6)

Richard M. Wiater Senior Vice President	2003	295,000	0			(3)	72,000		-0-	5,562	(7)
	2002	280,000	65,000			(3)	70,000		-0-	5,045	(7)
	2001	265,000	274,900			(3)	20,000		-0-	4,336	(7)

Dennis M. Dellinger Vice President	2003	235,000	170,000			(3)	45,000		-0-	5,391	(8)
	2002	225,000	95,000			(3)	40,000		-0-	5,277	(8)
	2001	210,000	187,560	(9)		(3)	20,000		-0-	4,446	(8)

Carl B. King Senior Vice President, Secretary and General Counsel	2003	305,000	0			(3)	73,500		-0-	3,691	(10)
	2002	290,000	0			(3)	30,000		-0-	3,337	(10)
	2001	266,539	118,500			(3)	20,000		-0-	3,207	(10)

Caldwell Phillip Joy Vice President	2003	230,000	0			(3)	35,000		-0-	5,285	(11)
	2002	220,000	0			(3)	15,000		-0-	5,617	(11)
	2001	N/A	N/A			(3)	N/A		-0-	N/A

(1)                                  The Company’s fiscal year ends on January 31 of the following year.

(2)                                  Except as otherwise described, the total amount with respect to each named executive officer of all perquisites and other personal benefits, securities or property paid or accrued by the Company is less than the lesser of (i) $50,000 or (ii) 10% of the total of annual salary and bonus.  There have been no amounts paid or accrued with respect to above-market or preferential earnings on restricted stock, options, SARs or deferred compensation or with respect to earnings on long-term incentive plans or tax reimbursements.

(3)                                  Unless otherwise indicated, All Other Compensation consists of the dollar value of insurance premiums for term life insurance policies for the benefit of the named executive.

(4)                                  Includes 5,000 options granted to Mr. Lukens as a director of the Company pursuant to the automatic grant provisions of the Stewart & Stevenson Services, Inc. 1996 Director Stock Plan (the “1996 Plan”) and 160,000 options granted pursuant to the discretionary provisions of the 1996 Plan.

(5)                                  Other Compensation for Mr. Lukens for the fiscal year ended January 31, 2004 consists of a special fee paid to him for his interim service to the Company.

(6)                                  For the fiscal year ended January 31, 2004, Other Compensation for Mr. Grimes consists of a severance benefit in the form of salary continuation in the amount of $159,475, term life insurance premiums of $1,508, and contributions by the Company to a defined contribution pension plan of $3,491.  For each of the fiscal years ended January 31, 2003 and 2002, respectively, Other Compensation for Mr. Grimes consists of term life insurance premiums of $1,679, and $970, and contributions by the Company to a defined contribution pension plan of $4,380, and $4,011.

(7)                                  For each of the fiscal years ended January 31, 2004, 2003 and 2002, respectively, Other Compensation for Mr. Wiater consists of term life insurance premiums of $1,443, $883, and $449, and contributions by the Company to a defined contribution pension plan of $4,119, $4,162, and $3,887.

(8)                                  For the fiscal years ended January 31, 2004, 2003 and 2002, respectively, Other Compensation for Mr. Dellinger consists of term life insurance premiums of $1,641, $1,433 and $509, and contributions by the Company to a defined contribution pension plan of $3,750, $3,844 and $3,937.

(9)                                  Mr. Dellinger’s bonus compensation in Fiscal 2001 consisted of (i) a signing bonus in the amount of $75,000 paid in February 2001, and (ii) a merit bonus in the amount of $112,560.

(10)                            For the fiscal years ended January 31, 2004, 2003 and 2002, respectively, Other Compensation for Mr. King consists of term life insurance premiums of $1,679, $1,293 and $669, and contributions by the Company to a defined contribution pension plan of $2,012, $2,044 and $2,538.

(11)                            For the fiscal years ended January 31, 2004 and 2003, respectively, Other Compensation for Mr. Joy consists of term life insurance premiums of $1,270 and $1,268, and contributions by the Company to a defined contribution pension plan of $4,015 and $4,349.

The following tables set forth information as to options under the Company’s stock option plans granted to or exercised by the individuals described in the Summary Compensation Table during 2003 and the value of all outstanding options owned as of January 31, 2004 by the individuals named in the Summary Compensation Table.

OPTION GRANTS DURING FISCAL 2003

	Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Options Granted (1)		% of Total Options Granted to Employees(2)		Exercise Price per Share (3)	Expiration Date (4)	5%		10%
Max L. Lukens	5,000	(5)		(5)	$14.35	06/10/2013	$45,123		$114,351
	160,000	(5)		(5)	$17.00	09/15/2013	1,710,593		4,334,979
Michael L. Grimes	38,250	(6)	5.8		$9.70	03/07/2013		(6)		(6)
Richard M. Wiater	30,000		4.6		$9.52	03/05/2013	179,612		455,173
	42,000		6.4		$9.70	03/07/2013	256,212		649,291
Dennis M. Dellinger	30,000		4.6		$9.52	03/05/2013	179,612		455,173
	15,000		2.3		$9.70	03/07/2013	91,504		231,890
Carl B. King	30,000		4.6		$9.52	03/05/2013	179,612		455,173
	43,500		6.6		$9.70	03/07/2013	265,362		672,480
Caldwell Phillip Joy	15,000		2.3		$9.52	03/05/2013	89,806		227,586
	20,000		3.0		$9.70	03/07/2013	122,006		309,186

(1)                                  Other than options granted to Mr. Lukens, all options become exercisable in four 25% cumulative annual installments commencing March 5, 2004 or March 7, 2004, as the case may be.

(2)                                  Excludes 165,000 options granted to Mr. Lukens under the 1996 Plan.

(3)                                  All options are exercisable at the prices shown.  The prices shown are not less than the closing market price on the date of grant.

(4)                                  All options expire ten years after the date of grant.

(5)                                  Options were granted to Mr. Lukens under the 1996 Plan and become fully exercisable on the one year anniversary date of the grant.

(6)                                  Pursuant to Mr. Grimes’ severance agreement, all of his outstanding options were cancelled.

OPTION EXERCISES DURING FISCAL 2003

AND YEAR-END VALUES

Name	Shares Acquired on Exercise	Value Realized		Number of Unexercised Options at January 31, 2004		Value of Unexercised In-the- Money Options at January 31, 2004
				Exercisable	Unexercisable	Exercisable	Unexercisable
Max L. Lukens	-0-	N/A		111,000	165,000	$25,000	$0
Michael L. Grimes	-0-		(1)	N/A	N/A	N/A	N/A
Richard M. Wiater	-0-	N/A		46,000	142,000	75,619	320,456
Dennis M. Dellinger	-0-	N/A		25,000	80,000	0	183,150
Carl B. King	-0-	N/A		22,500	101,000	0	295,725
Caldwell Phillip Joy	-0-	N/A		7,500	42,500	0	140,950

(1)           Pursuant to Mr. Grimes’ severance agreement, all of his outstanding options (454,250 options) were cancelled in consideration for the sum of $1,900,000.

Retirement Plans

The Company has a defined benefit pension plan (the “Pension Plan”) which was closed so that employees hired after June 30, 2003 will not be eligible to participate.  Pension Plan benefits were “frozen” on June 30, 2003 reflecting the fact that future pay and service credits would not be taken into account.  Pension Plan benefits were 100% vested for all Pension Plan participants on June 30, 2003.  Benefits are determined primarily by average final base salary as of June 30, 2003 and years of service through June 30, 2003. The Pension Plan covers substantially all of the Company’s full-time employees, including officers, and is subject to certain limitations described below.

Pension benefits accrued through June 30, 2003 are based on 1.5% of (a) the employee’s highest consecutive five-year average base salary out of the ten years prior to June 30, 2003, or (b) $200,000, whichever is lower, times the employee’s years of credited service through June 30, 2003.  This benefit is offset by a percentage of estimated Social Security benefits.  The Internal Revenue Code of 1986, as amended (the “Code”) limits benefits that may be paid under the Pension Plan to $165,000 per year in 2004.

The Company has a Supplemental Executive Retirement Plan (the “SERP”) under which certain key executives will receive retirement benefits in addition to those provided under the Pension Plan. The Compensation and Management Development Committee determines which executive officers are eligible for benefits under the SERP.  Consistent with the Pension Plan, SERP participation and benefits were also “frozen” on June 30, 2003.   Supplemental benefits are based upon the average final compensation and years of service without regard to the limitations imposed by the Code, and using the total of base salary and bonus as of June 30, 2003 to compute final average compensation. Benefits under the SERP are limited to an amount such that the aggregate of all retirement benefits paid under the Pension Plan and the SERP will not exceed 75% of the executive’s highest consecutive five-year average salary as of June 30, 2003, not including bonus payments.

The following table sets forth the estimated annual benefits payable upon retirement to persons in specified compensation and years-of-service classifications pursuant to the Stewart & Stevenson Employee Pension Plan and the Stewart & Stevenson Supplemental Executive Retirement Plan.

	Estimated Annual Retirement Benefit (1) Years of Service
Final Average Compensation	20	25	30	35	40	45

$100,000	$23,768	$29,711	$35,653	$42,114	$49, 614	$57,114

200,000	53,768	67,211	80,653	94,614	109,614	124,614

300,000	83,768	104,711	125,653	147,114	169,614	192,114

400,000	113,768	142,211	170,653	199,614	229,614	259,614

500,000	143,768	179,711	215,653	252,114	289,614	327,114

600,000	173,768	217,211	260,653	304,614	349,614	394,614

700,000	203,768	254,711	305,653	357,114	409,614	462,114

800,000	233,768	292,211	350,653	409,614	469,614	529,614

900,000	263,768	329,711	395,653	462,114	529,614	597,114

1,000,000	293,768	367,211	440,653	514,614	589,614	664,614

The Stewart & Stevenson Pension Plan provides benefits based on compensation less than or equal to the maximum amount under Code Section 401(a)(17).  Qualified plan benefits are limited by IRC Section 4115.  Benefits that exceed these limits are provided through a non-qualified plan to eligible SERP participants.

(1)           Computation of estimated annual retirement benefit based on a straight-line annuity for the life of the employee, net of base Social Security benefits under the Social Security law currently in effect, assuming the employee retires in 2003 at age 65.

The Stewart & Stevenson Pension Plan provides benefits, which were “frozen” on June 30, 2003, based on the highest consecutive 5-year average compensation as of June 30, 2003 less than or equal to the maximum amount under the Code, Section 401(a)(17). Qualified plan benefits are limited by the Code, Section 415. Benefits that exceed these limits are provided through a non-qualified plan which was also “frozen” on June 30, 2003 to eligible SERP participants.

Former SERP participants will accrue benefits under a defined contribution SERP plan (the “DC SERP”) and will not accrue any additional defined benefit plan benefits.  The DC SERP formula provides for an age based annual employer contribution, expressed as a contribution to an account, based on the following table:

Age	Annual Employer Contribution
30 – 39	1.5% of pay
40 – 49	3.5% of pay
50 – 59	7.0% of pay
60 and older	15% of pay

The total benefit payable to former SERP participants will be the sum of the accrued benefits under the Pension Plan and SERP as well as benefit accrued under the DC SERP.

The Estimated Annual Retirement Benefit Table shown above does not include any benefits under the DC SERP.

The five-year average compensation of each executive officer listed in the Summary of Compensation Table differs from the present salary and bonus in such table as a result of changes in the rate of pay during the average period.  The following table sets forth the years of credited service, five-year average compensation and consecutive five-year average base salary for each of the individuals listed in the Summary of Compensation Table.

NAME	Years of Service	Average Total Compensation	Average Base Salary

Max L. Lukens	N/A	N/A	N/A
Richard M. Wiater	5	$387,196	$260,000
Dennis M. Dellinger	4	N/A	N/A
Carl B. King	3	N/A	N/A
Caldwell Phillip Joy	2	N/A	N/A

Compensation of Directors

During Fiscal 2003, directors whose principal occupation was other than employment with the Company were compensated in cash at the rate of $20,000 per year plus $2,000 for each meeting of the Board of Directors and each committee meeting attended in person and $1,000 for each meeting attended by telephone.  Each committee chairman received an annual fee of $5,000, except the Chairman of the Audit Committee received an annual fee of $7,500.  Mr. Lukens received additional compensation as Chairman of the Board in the amount of $90,000 for the period between February 1, 2003 and September 15, 2003, at which time he became interim President and Chief Executive Officer.  The directors were also reimbursed for any out-of-pocket expenses incurred to attend meetings.

During Fiscal 2003, each director who was not an officer or employee of the Company participated in the 1996 Plan.  Under the 1996 Plan, such directors received, on the date of the Annual Meeting in 2003, (i) the number of shares of the Company’s common stock, without par value (the “Common Stock”), determined by dividing (A) the sum of $15,000 by (B) the fair market value of a share of the Company’s Common Stock, and (ii) options to purchase 5,000 shares of the Company’s Common Stock.  In addition to the options received on the date of the 2003 Annual Meeting, Mr. Lukens was separately awarded options under the 1996 Plan to purchase 160,000 shares of the Company’s Common

Stock during Fiscal 2003.  All options were granted at the closing price on the date of grant and will become exercisable on the first anniversary of the grant.  All options granted under the 1996 Plan expire on the tenth anniversary of the grant.

Employment Contracts and Severance Agreements

Mr. Michael L. Grimes entered into an agreement with the Company pursuant to which he resigned from the position of President and Chief Executive Officer of the Company effective September 15, 2003 (the “Termination Date”).  Under the terms of the agreement, Mr. Grimes continues to receive his annual base salary in the amount of $425,000 for two years following the Termination Date.  Mr. Grimes also received the lump sum payment of $1,900,000 in exchange for the cancellation of all of his outstanding vested and unvested options to purchase Common Stock.

Lukens Employment Agreement

Term and Duties.  The Company has an employment agreement with Mr. Lukens, effective as of February 1, 2004, with a term of four years that ends February 1, 2008, subject to termination as provided in the employment agreement.  During the first two years of the employment agreement, Mr. Lukens will be employed by the Company as President and Chief Executive Officer (the “Base Term”).  During the last two years of the employment agreement, Mr. Lukens will be employed as an advisor to the senior executives of the Company and will be obligated to provide such advisory services no more than fifteen days per year (the “Ancillary Term”).

Base Salary and Contingent Bonus Award.  During the Base Term, Mr. Lukens will be paid an annual salary of $750,000 (the “Base Salary”).  He will not be eligible for any equity compensation in his capacity as a director of the Company.  At the end of the Base Term, Mr. Lukens will be eligible for a discretionary bonus of up to 100 percent (for target level performance) of his aggregate Base Salary during the Base Term (up to $1,500,000), which will take into account the following criteria:

•                                          return during the Base Term on net capital employed in the Company’s businesses on a consolidated basis;

•              the Company’s earnings per share during the Base Term;

•              the Company’s revenues during the Base term; and

•                                          the development of the Company’s management team so as to facilitate a succession plan to come into effect after the Base Term (the “Contingent Bonus Award”).

The actual amount of the Contingent Bonus Award will be determined by the Company’s Compensation and Management Development Committee and other independent directors based on their assessment of Mr. Lukens’ performance and contribution to the Company during the Base Term, taking the above factors into account.

Ancillary Term Compensation.  During the Ancillary Term, Mr. Lukens will be paid an annual salary of $35,000.  He will not be eligible for any equity compensation in his capacity as a director.  In the event Mr. Lukens and the Company agree to increase the time Mr. Lukens is obligated to provide services during the Ancillary Term, the Company will pay Mr. Lukens an additional $6,250 per day for such services.  The compensation to be paid to Mr. Lukens for his services during the Ancillary Term is referred to as the “Ancillary Term Compensation”.

Option Grant.  The employment agreement provides that on January 3, 2005, Mr. Lukens will be granted an option to purchase 100,000 shares of the Company’s Common Stock under the 1988 Plan with the same terms specified in the 2004 Option (as defined and described below), except that the per share exercise price of such option will be the fair market value of a share of Common Stock on January 3, 2005 and the option will be fully exercisable on January 3, 2006 (the “2005 Option”).

Death and Disability.  Mr. Lukens’ employment will terminate upon his death.  The Company may terminate Mr. Lukens’ employment due to his Disability (as defined in the employment agreement).  During any period of Mr. Lukens’ Disability, prior to his termination of employment with the Company, he will continue to receive his Base Salary or Ancillary Term Compensation, as applicable, as if he were not Disabled until the term of the employment agreement has expired, subject to certain reductions for payments received as a result of such Disability.  Upon termination of Mr. Lukens’ employment for death or Disability, the Company will be obligated to pay a lump sum cash amount:

•                                          equal to the sum of (i) the Base Salary or Ancillary Term Compensation, as the case may be, through the Date of Termination (as defined in the employment agreement), (ii) any accrued vacation pay and (iii) any other amounts due to him as of the date of termination, in each case to the extent not yet paid (the “Accrued Obligation”), plus

•                                          a pro rata portion to the Date of Termination of the aggregate value of the Contingent Bonus Award, calculated by multiplying the award that Mr. Lukens would have earned as of the last day of the Base Term, assuming the achievement, at the expected value target level, of the performance goals established with respect to such award, by the fraction obtained by dividing the number of full days during the Base Term through the Date of Termination by the total number of days contained in the Base Term.

Termination by the Company for Cause or by Mr. Lukens Without Good Reason.  If Mr. Lukens’ employment is terminated by the Company for Cause (as defined in the employment agreement) or by Mr. Lukens without Good Reason (as defined in the employment agreement):

•                                          the term of the employment agreement will expire on the Date of Termination;

•                                          the Company will pay Mr. Lukens the Accrued Obligation; and

•                                          the Company will have no further obligations to Mr. Lukens other than as required by law or the terms of employee benefit plans of the Company and, in the case of a termination without Good Reason, a stock option plan of the Company.

Termination by the Company without Cause or by Mr. Lukens for Good Reason.  If Mr. Lukens’ employment is terminated by the Company without Cause or by Mr. Lukens for Good Reason, then:

•                                          the Company will pay Mr. Lukens the Accrued Obligation;

•                                          the Company will continue to pay the Base Salary or Ancillary Term Compensation (at the rate in effect as of the Date of Termination) for the remainder of the Base Term or the Ancillary Term, as the case may be, payable consistent with the Company’s normal payroll practices;

•                                          all equity-based awards then held by Mr. Lukens will become fully vested and exercisable as of the Notice of Termination (as defined in the employment agreement);

•                                          the Company will continue to provide to Mr. Lukens benefits under the Company’s benefit plans and arrangements (other than equity compensation and bonus plans) in which he is entitled to participate, to the extent contractually and legally permitted, subject to certain limitations and notifications;

•                                          the termination of Mr. Lukens’ employment will be deemed a retirement under the 1988 Plan;

•                                          the Company will pay to Mr. Lukens a lump sum cash amount equal to the aggregate value of the Contingent Bonus Award that he would have earned as of the last day of the Base Term, assuming the achievement, at the expected value target level, of the performance goals established with respect to such award; and

•                                          if Mr. Lukens’ employment is terminated before he has been granted the 2005 Option, then in lieu of granting such stock option the Company will pay to Mr. Lukens a lump sum cash payment equal to the Black-Scholes value, as reasonably determined by the Company as of March 31, 2004, of an option to purchase 100,000 shares of Common Stock, assuming for this purpose the option was granted on March 31, 2004, the per share exercise price under the option is $14.62, the option has the same terms and conditions as applied to the 2004 Option (other than the number of shares subject to the option), and the option remains outstanding for the full ten year term; and utilizing the risk free interest rate, dividend yield, and expected volatility assumptions used by the Company for purposes of valuing stock options for its 2003 fiscal year as reflected in its annual report on Form 10-K filed with the Commission for the 2003 fiscal year;

Confidentiality; Non-Competition; Non-Solicitation.  Mr. Lukens has agreed not to use or disclose any confidential information obtained by him during his employment with the Company.  In addition, during his employment and for a period of one year thereafter, Mr. Lukens has agreed not to solicit the Company’s employees, compete with the Company’s business or solicit the Company’s customers.

Lukens Severance Agreement

Term.  In addition to the employment agreement described above, the Company has entered into a severance agreement with Mr. Lukens.  The severance agreement provides for payment of certain benefits to Mr. Lukens if his employment is terminated following a Change of Control (as described below) of the Company.  The severance agreement became effective February 1, 2004 and continues through February 1, 2006 (the “Term”).

Severance Payments.  Pursuant to the severance agreement, the Company will pay severance benefits to Mr. Lukens if his employment is terminated following a Change of Control and during the Term unless his employment is terminated:

•                                          by the Company for Cause (as defined in the severance agreement);

•                                          by reason of death or Disability (as defined in the severance agreement); or

•                                          by Mr. Lukens without Good Reason (as defined in the severance agreement).

If Mr. Lukens meets the criteria for payment of severance benefits due to termination of his employment following a Change of Control and during the Term as described above, he will receive the following benefits:

•                                          a lump sum cash payment equal to $2,250,000;

•                                          continuation of life, disability, accident and health insurance benefits and all perquisites for an additional three years;

•                                          notwithstanding any provision of his employment agreement, a lump sum cash payment equal to the aggregate value of the Contingent Bonus Award that he would have earned as of the last day of the Base Term, assuming achievement, at the expected value target level, of the performance goals established with respect to such award;

•                                          the termination of Mr. Lukens’ employment will be deemed a retirement under the 1988 Plan; and

•                                          if a Change in Control occurs prior to January 4, 2005, a lump sum cash payment equal to the Black-Scholes value, as reasonably determined by the Company as of March 31, 2004, of an option to purchase 100,000 shares of Common Stock, assuming for this purpose the option was granted on March 31, 2004, the per share exercise price under the option is $14.62, the option has the same terms and conditions as applied to the 2004 Option (other than the number of shares subject to the option), and the option remains outstanding for the full ten year term; and utilizing the risk free interest rate, dividend yield, and expected volatility assumptions used by the Company for purposes of valuing stock options for its 2003 fiscal year as reflected in its annual report on Form 10-K filed with the Commission for the 2003 fiscal year.

•                                          an additional amount (a “gross-up” payment) in respect of excise taxes that may be imposed under the “golden parachute” rules on payments and benefits received in connection with the Change in Control. The gross-up payment would make Mr. Lukens whole for excise taxes (and for all taxes on the gross-up payment) in respect of payments and benefits received pursuant to all the Company’s plans, agreements and arrangements (including for example, acceleration of equity awards).

A “Change in Control” is deemed to occur pursuant to the severance agreement if:

•                                          any person becomes the owner of 35% or more of the Company’s voting securities (excluding securities acquired directly from the Company or its affiliates) other than a person described in clause (i) of the second succeeding bullet point below;

•                                          a change in the majority of the membership of the Board occurs (other than a director whose initial assumption of office is in connection with an actual or threatened director election contest) without approval of two-thirds of the directors who either were directors at the beginning of the period, or whose election was previously so approved or recommended;

•                                          there is consummated a merger or consolidation of the Company or a subsidiary thereof with any other corporation other than (i) a merger or consolidation with a person in which the Company’s shareholders continue to hold at least 51% of the voting securities of the surviving entity or (ii) a merger or consolidation effected to implement a recapitalization of the Company and in which no person becomes the owner of at least 51% of the Company’s voting securities (excluding securities acquired directly from the Company or its affiliates, except securities acquired in connection with the acquisition of a business by the Company or its affiliates); or

•                                          the Company’s shareholders approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition of all or substantially all of the Company’s assets other than a sale or disposition to an entity in which the Company’s shareholders continue to hold at least 51% of the voting securities.

The severance agreement supersedes any other agreements and representations made by Mr. Lukens or the Company containing the terms and conditions of Mr. Lukens’ employment with the Company only if Mr. Lukens’s employment is terminated on or following a Change in Control by the Company other than for Cause or by Mr. Lukens other than for Good Reason.

Compensation other than Severance Payments.  Following a Change in Control and during the Term, during any period that Mr. Lukens fails to perform his duties as a result of incapacity due to physical or mental illness, he will continue to receive his salary, compensation and benefits payable to him during such period, until his employment is terminated by the Company for Disability (as defined in the severance agreement).

If Mr. Lukens’ employment is terminated for any reason following a Change of Control and during the Term, Mr. Lukens will receive his salary through the Date of Termination (as defined in the severance agreement) and his normal post-termination compensation and benefits as such payments become due.

Upon a Change in Control, all stock options, restricted stock and all other equity incentives held by Mr. Lukens will become immediately vested, exercisable and nonforfeitable and all conditions thereof will be deemed to have been satisfied.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation and Management Development Committee consists of Messrs. Charles R. Ofner (Chairman), Robert S. Sullivan, Monroe M. Luther and Howard Wolf, all of whom are non-employee directors. None of the Compensation and Management Development Committee members has served as an officer of the Company, and none of the Company’s executive officers has served as a member of a compensation committee or board of directors of any other entity that has an executive officer serving as a member of the Company’s Board of Directors.  In December 2003, Mr. Howard Wolf retired as a partner in the international law firm of Fulbright & Jaworski L.L.P., which firm provides legal services to the Company.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

This table shows information about securities to be issued upon exercise of outstanding options, warrants and rights under the Company’s equity compensation plans, along with the weighted-average exercise price of the outstanding options, warrants and rights and the number of securities remaining available for future issuance under the plans as of January 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,269,600	$15.76	1,170,725
Equity compensation plans not approved by security holders (2)	870,750	$17.36	1,034,650
Total	2,140,350	$16.41	2,205,375

(1)          The Company has not granted any warrants or rights under any equity compensation plans.

(2)          The Stewart & Stevenson’s 1993 Nonofficer Employee Stock Option Plan (the “1993 Plan”) has not been approved by security holders, but the Amended and Restated 1993 Plan (the “Amended and Restated 1993 Plan”), which amends and restates the 1993 Plan, is being submitted to the shareholders for approval at the 2004 Annual Meeting of Shareholders.  The 1993 Plan was approved by the Company’s Board of Directors in March 1993, and the Amended and Restated 1993 Plan was approved by the Company’s Board of Directors effective January 31, 2004.  The Amended and Restated 1993 Plan authorizes the grant of options to employees other than officers of the Company to purchase an aggregate of up to 1,905,420 shares of Common Stock.  All options are granted with an exercise price equal to or greater than the fair market value of Common Stock on the date of grant.  The vesting schedule and term are set by the Compensation and Management Development Committee of the Board of Directors.

The material features of the Amended and Restated 1993 Plan are set forth below:

General

The 1993 Plan originally authorized the granting of options to purchase an aggregate of up to 300,000 shares of Common Stock (taking into account stock splits and stock dividends).  The 1993 Plan also contained a formula whereby the number of shares authorized for issuance under the Plan was automatically increased on February 1st of each fiscal year by the number of shares awarded under options during the preceding year.  Pursuant to such formula, 1,927,600 shares have previously been added to the 1993 Plan during the fiscal years prior to January 31, 2004.  As of January 31, 2004, there were 1,034,670 options available for grant and 870,750 options outstanding.  Subject to shareholder approval, the 1993 Plan has been amended and restated and the number of shares available for issuance pursuant to options granted under the Amended and Restated 1993 Plan will be limited to the shares previously authorized pursuant to the terms of the 1993 Plan.

Description of Options

The Amended and Restated 1993 Plan provides for the grant of options that are not intended to qualify as “incentive stock options” within the meaning of section 422 of the Code.

Administration

The Amended and Restated 1993 Plan is administered by a committee (the “Committee”) appointed by the Board of Directors, and the Committee is comprised solely of two or more directors who are (i) outside directors (within the meaning of section 162(m) of the Code), and (ii) non-employee directors (within the meaning of Rule 16b-3 under the Exchange Act).  The Committee may interpret the Amended and Restated 1993 Plan, determine and designate from time to time the persons to whom options are to be granted and the number of shares of Common Stock to be covered thereby, and establish the date and manner in which any option is exercisable. The exercise price shall be equal to the last transaction price reported by the on the date of grant.

Eligibility

The Amended and Restated 1993 Plan generally is intended to benefit all of the Company’s employees who are not directors or officers of the Company.

Terms of Options

Exercise Price; Payment.  The exercise price of an option may not be less than 100% of the fair market value of the Common Stock subject to the option on the date of the grant.  An option may be exercised at the time, in the manner, and subject to the conditions the Committee specifies in the option agreement in its sole discretion. No optionholder will have any rights as a stockholder with respect to Common Stock covered by the option until the date a certificate is issued for the Common Stock.

Term.  Unless the option agreement specifies a shorter term, the term of options granted under the Amended and Restated 1993 Plan will be 10 years or less, and such options generally will terminate no later than 30 days after termination of the option holder’s service.  If the termination of the optionholder’s employment is due to his or her retirement, disability or death, the options generally will vest in full and may be exercised at any time prior to the earlier of the option’s expiration or one year after the optionholder’s retirement, disability or death. If an Employee’s employment with the Company is terminated for cause, all right to exercise any option shall terminate at the date of such termination of employment.  Unless the option agreement specifies otherwise, an option shall not continue to vest after the termination of the optionholder’s employment or affiliation relationship with us.

Restrictions on Transfer

The optionholder may not transfer an option otherwise than by will or by the laws of descent and distribution.

Duration, Amendment and Termination

The Board of Directors may amend, suspend or terminate the Amended and Restated 1993 Plan at any time or from time to time.  Shareholder approval of any amendment to the Amended and Restated 1993 Plan must be sought if necessary under applicable laws or regulations.  Shareholder approval also must be sought for any material amendment to the Amended and Restated 1993 Plan.  However, the Board may submit any other amendment under the Amended and Restated 1993 Plan for shareholder approval at its discretion.

Federal Income Tax Consequences

Options granted under the Amended and Restated 1993 Plan to persons subject to United States taxation generally have the following federal income tax consequences:

The grant of options under the Amended and Restated 1993 Plan will not result in the recognition of any taxable income by the option holder.  The optionholder will recognize ordinary income on the date of exercise of the option equal to the difference between (1) the fair market value on the date of exercise and (2) the exercise price.  The tax basis of these shares of Common Stock for the purpose of a subsequent sale includes the option price paid and the ordinary income reported on exercise of the option.  The income reportable on exercise of the option is subject to federal tax withholding.  Subject to the requirement of reasonableness, the provisions of section 162(m) of the Code and the satisfaction of a tax reporting obligation, the Company will generally be entitled to a deduction in the amount reportable as income by the optionholder on the exercise of an option.

Upon disposition of the Company’s Common Stock, the optionholder will recognize a capital gain or loss equal to the difference between the selling price and the sum of the amount paid for such stock plus any amount recognized as ordinary income upon acquisition of the stock.  Such gain or loss will be long-term or short-term depending on whether the option holder held the stock for more than one year.

Potential Limitation on Company Deductions. Under section 162(m) of the Code, the Company’s federal income tax deduction for certain compensation paid to designated executives is limited to $1 million per year.  These executives include the Company’s Chief Executive Officer and its next four highest compensated officers.  Section 162(m) of the Code provides an exception to this deduction for certain “performance based” compensation that meets certain requirements and are approved by a committee consisting solely of at least two “outside directors”.  The Amended and Restated 1993 Plan is generally designed to satisfy the requirements of section 162(m) of the Code with respect to stock options granted under the Amended and Restated 1993 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following tables list the beneficial ownership of shares of the Company’s Common Stock by (i) all persons and groups known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s Common Stock, (ii) each director and nominee, (iii) each person who held the office of Chief Executive Officer during the last fiscal year and the four additional highest compensated executive officers who were serving as executive officers on January 31, 2004, (iv) each person who would have been one of such four highest compensated executive officers but was not serving as an executive officer on January 31, 2004, and (v) all directors and officers as a group.  None of the directors, nominees or officers of the Company owned any equity security issued by the Company’s subsidiaries other than director’s qualifying shares.  Information with respect to officers, directors and their families is as of April 30, 2004 and is based on the books and records of the Company and information obtained from each individual.  Information with respect to institutional shareholders is based upon the Schedule 13D or Schedule 13G filed by such shareholders with the Commission.

	Amount and Nature of Beneficial Ownership
Name of Individual or Group	Sole Voting Power	Shared Voting Power	Sole Investment Power	Shared Investment Power	Total Beneficial Ownership		Percent Of Class

5% OR GREATER SHAREHOLDERS

ICM Asset Management, Inc. W. 601 Main Avenue, Suite 600 Spokane, WA 99201	-0-	1,387,170	-0-	2,220,470	2,220,470		7.8%

Barclays Global Investors, NA 45 Fremont Street San Francisco, CA 94105	1,857,916	-0-	1,857,916	-0-	2,071,072		7.2%

Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,810,409	-0-	1,810,409	-0-	1,810,409		6.3%

Stevenson Voting Group (1) c/o Donald E. Stevenson P.O. Box 1637 Houston, TX 77251	1,699,679	1,976	1,699,679	1,976	1,728,130	(2)	6.0%

DIRECTORS AND NOMINEES

Donald E. Stevenson	304,176	1,976	304,176	1,976	337,026	(3)	1.2%
Robert S. Sullivan	3,222	-0-	3,222	-0-	21,222	(4)	*
Khleber V. Attwell	7,774	-0-	7,774	-0-	22,774	(5)	*
Darvin M. Winick	5,211	-0-	5,211	-0-	19,211	(6)	*
Howard Wolf	20,211	-0-	20,211	-0-	34,211	(6)	*
Monroe M. Luther	8,190	-0-	8,190	-0-	19,190	(7)	*
Charles R. Ofner	3,190	-0-	3,190	-0-	14,190	(7)	*
Max L. Lukens	31,266	-0-	31,266	-0-	142,266	(8)	*
James M. Tidwell	-0-	-0-	-0-	-0-	-0-	(9)	*

NON-DIRECTOR EXECUTIVE OFFICERS

Richard M. Wiater (10)	5,000	-0-	5,000	-0-	99,000	(11)	*
Dennis M. Dellinger	835	-0-	835	-0-	47,085	(12)	*
Carl B. King	-0-	-0-	-0-	-0-	48,375	(13)	*
Caldwell Phillip Joy	-0-	-0-	-0-	-0-	16,250	(14)	*

FORMER EXECUTIVE OFFICER

Michael L. Grimes (15)	23,582	-0-	23,582	-0-	23,582	(16)	*

ALL DIRECTORS AND EXECUTIVE OFFICERS

(18 Persons)	392,957	1,976	392,957	1,976	893,907	(17)	3.1%

* Less than 1%

(1)                                  According to an amended Schedule 13D filed with the Commission on February 7, 2002, Donald E. Stevenson, Keith T. Stevenson, the Donald E. Stevenson Testamentary Trust (of which Donald E. Stevenson is trustee) and the Estate of Madlin Stevenson (of which Donald E. Stevenson and Keith T. Stevenson are co-executors) are parties to a voting agreement.  The voting agreement provides that the parties thereto will agree how to vote all of the shares of Common Stock currently owned by those parties (and any after acquired shares of Common Stock if the addition is approved by the holders of a majority of the shares subject to the voting agreement at that time) on any matter submitted by the Company to a shareholder vote.  If the parties to the voting agreement fail to unanimously agree how to vote such shares, such parties agree to vote in accordance with the wishes of Donald E. Stevenson.  The voting agreement will terminate on January 31, 2010 unless earlier terminated by a majority vote of the shares subject to the voting agreement.  The shares of Common Stock described as beneficially owned by Donald E. Stevenson are included in the Stevenson Voting Group.  Mr. Stevenson has indicated that he will not stand for reelection to the Board of Directors.

(2)                                  Pursuant to the Company’s records, includes options to purchase 26,475 shares of Common Stock.

(3)                                  Includes options to purchase 32,850 shares of Common Stock.

(4)                                  Includes options to purchase 18,000 shares of Common Stock.

(5)                                  Includes options to purchase 15,000 shares of Common Stock.

(6)                                  Includes options to purchase 14,000 shares of Common Stock.

(7)                                  Includes options to purchase 11,000 shares of Common Stock.

(8)                                  Includes options to purchase 111,000 shares of Common Stock.

(9)                                  Mr. Tidwell has been nominated for election to the Board of Directors at the Annual Meeting to serve as a director until the 2007 Annual Meeting of Shareholders.

(10)                            Mr. Wiater retired as an officer of the Company effective February 29, 2004.

(11)                            Includes options to purchase 94,000 shares of Common Stock.

(12)                            Includes options to purchase 46,250 shares of Common Stock.

(13)                            Includes options to purchase 48,375 shares of Common Stock.

(14)                            Includes options to purchase 16,250 shares of Common Stock.

(15)                            Mr. Grimes resigned as President and Chief Executive Officer and director of the Company effective September 15, 2003.

(16)                            Mr. Grimes’ Common Stock ownership is based on the books and records of the Company before his resignation as a director and officer of the Company.

(17)                            Includes options to purchase 500,950 shares of Common Stock.

Item 13.                            Certain Relationships and Related Transactions

Mr. Howard Wolf, who was elected Chairman of the Board of Directors of the Company effective March 1, 2004, retired as a partner in the international law firm of Fulbright & Jaworski L.L.P. in December  2003, which firm provides legal services to the Company.

Item 14.                            Principal Accountant Fees and Services

In Fiscal 2003 and Fiscal 2002, Ernst & Young LLP (“Ernst & Young”) billed the Company and its subsidiaries for the aggregate fees set forth in the table below. These fees include all fees paid by the Company for (i) professional services rendered for the audit of the Company’s annual financial statements and review of quarterly financial statements, (ii) assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, (iii) professional services rendered for tax compliance, tax advice, and tax planning, and (iv) other products and services provided by Ernst & Young.

	Fiscal Year 2003	Fiscal Year 2002

Audit Fees (1)	$1,133,625	$891,725
Audit-Related Fees (2)	76,985	39,600
Tax Fees (2)	209,223	212,100
All Other Fees (2)	31,213	—
Total Fees	$1,451,046	$1,143,425

(1)          Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.

(2)          Includes fees and expenses for services rendered during the fiscal year.

Either the Audit Committee or Mr. Attwell, as Chairman of the Audit Committee, approves all engagements of Ernst & Young in advance except with respect to the appointment of the independent audit firm, which is made by the Audit Committee. In the event Mr. Attwell approves any such engagement, he discusses such approval with the Audit Committee at the next meeting.

Fiscal 2003

“Audit Fees” primarily relate to audit services of Ernst & Young for Fiscal 2003 consisting of the examination of the consolidated financial statements of the Company and quarterly review of financial statements.  “Audit-Related Fees” includes benefit plan audits and accounting consultation, including consultation with respect to the Sarbanes-Oxley Act of 2002.  “Tax Fees” includes charges primarily related to tax return reviews and tax consulting.  “All Other Fees” primarily includes pension plan consultation.  The Audit Committee or Mr. Attwell, as Chairman of the Audit Committee, approved all of the services described above.

Fiscal 2002

“Audit Fees” primarily relate to audit services of Ernst & Young for Fiscal 2002 consisting of the examination of the consolidated financial statements of the Company and quarterly review of financial statements. “Audit-Related Fees” includes benefit plan audits.  “Tax Fees” includes charges primarily related to tax return reviews and tax consulting.  The Audit Committee or Mr. Attwell, as Chairman of the Audit Committee, approved all of the services described above.

The Audit Committee has determined that the provision of services rendered for all other fees, as described in the paragraphs above, is compatible with maintaining independence of Ernst & Young.

PART IV

Item 15.                            Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

See Item 15(a)(1) on page 66 of the Form 10-K.

(a)(2) Financial Statement Schedules

See Item 15(a)(2) on page 66 of the Form 10-K.

(a)(3) Exhibits

Exhibit No.	Description
3.1

Third Restated Articles of Incorporation of Stewart & Stevenson Services, Inc., effective as of September 13, 1995 (filed as Exhibit 3(a) to the Company’s Form 10-Q filed for the quarter ended October 31, 1995 and incorporated herein by reference).

	3.2	Sixth Restated Bylaws of Stewart & Stevenson Services, Inc., as amended. (filed as Exhibit 3.2 to the Company’s Form 10-Q filed for the quarter ended May 1, 2004 and incorporated herein by reference).
	4.1

Note Purchase Agreement effective May 30, 1996, between Stewart & Stevenson Services, Inc. and the Purchasers named therein (filed as Exhibit 4 to the Company’s Form 10-Q filed for the quarter ended July 31, 1996 and incorporated herein by reference).

	4.2

Rights Agreement effective March 13, 1995, between Stewart & Stevenson Services, Inc. and The Bank of New York (filed as Exhibit 1 to the Company’s Form 8-A Registration Statement under the Commission File No. 001-11443 and incorporated herein by reference).

	10.1

Lease Agreement effective April 15, 1997, between Miles McInnes and Faye Manning Tosch, as Lessors, and the Company, as Lessee (filed as Exhibit 10.1 to the Company’s Form 10-K for the year ended January 31, 1997 and incorporated herein by reference).

*	10.2	Distributor Agreement effective January 1, 2004 between the Company and Detroit Diesel Corporation.
*	10.3	Distributor Agreement effective January 1, 2004 between the Company and DaimlerChrysler Off-Highway Holding GmbH.
†	10.4

Stewart & Stevenson Elective Deferral Plan dated as of June 1, 2001 (filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement under Commission File No. 333-62438 and incorporated herein by reference).

†	10.5

Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan (as amended and restated effective as of June 10, 1997) (filed as Exhibit B to the Company’s May 9, 1997 Proxy Statement and incorporated herein by reference).

†	10.6	Stewart & Stevenson Services, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended January 31, 1994 and incorporated herein by reference).
†	10.7	Stewart & Stevenson Services, Inc. Amended and Restated 1996 Director Stock Plan (filed as Exhibit B to Company’s May 3, 2002 Proxy Statement and incorporated herein by reference).
	10.8

Contract number DAAE07-03C-S023 dated April 17, 2003 between Stewart & Stevenson Tactical Vehicle Systems, LP and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command (filed as Exhibit 10.7 to the Company’s Form 10-Q filed for the quarter ended August 2, 2003).

†	10.9

Employment Agreement, effective as of February 1, 2004, between Stewart & Stevenson Services, Inc. and Max L. Lukens (filed as Exhibit 10.1 to the Company’s Form 10-Q filed for the quarter ended May 1, 2004 and incorporated herein by reference).

†	10.10

Severance Agreement, effective as of February 1, 2004, between Stewart & Stevenson Services, Inc. and Max L. Lukens (filed as Exhibit 10.2 to the Company’s Form 10-Q filed for the quarter ended May 1, 2004 and incorporated herein by reference).

†	10.11

Nonqualified Stock Option Agreement, entered into as of March 31, 2004, between Stewart & Stevenson Services, Inc. and Max L. Lukens (filed as Exhibit 10.3 to the Company’s Form 10-Q filed for the quarter ended May 1, 2004 and incorporated herein by reference).

*	21.1	List of Subsidiaries.
*	23.1	Consent of Ernst & Young LLP, Independent Auditors.
**	31.1	Certification of Max L. Lukens, Chief Executive Officer, dated May 27, 2004, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
**	31.2	Certification of John B. Simmons, Chief Financial Officer, dated May 27, 2004, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
**	32.1	Statement of Max L. Lukens, Chief Executive Officer, and John B. Simmons, Chief Financial Officer, furnished pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended.

*  Filed as an exhibit to the Company’s Form 10-K for the year ended January 31, 2004, filed on April 15, 2004.

** Filed as an exhibit to the Company’s Form 10-K for the year ended January 31, 2004, filed on April 15, 2004 and filed herewith.

† Identifies management contracts or compensation plans or arrangements required to be filed as an exhibit hereto.

(b) Reports on Form 8-K

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

Item 9. Regulation FD Disclosure

Form 8-K Report Date – December 3, 2003 (Third Quarter Results)

Items reported - Item 7. Exhibits

Item 12. Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of May, 2004.

STEWART & STEVENSON SERVICES, INC.

By:	/S/ John B. Simmons
Vice President and Chief Financial Officer