Form 10-Q
period 2004-07-31
STEWART & STEVENSON SERVICES INC
filed 2004-08-26
CIK 94328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Number of shares outstanding of each of the registrant’s classes of common stock, as of August 17, 2004:

Common Stock, without Par Value:  28,763,282 Shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”):

Consolidated Condensed Balance Sheets – July 31, 2004 and January 31, 2004.

Consolidated Condensed Statements of Operations – Three and Six Months Ended July 31, 2004 and August 2, 2003.

Consolidated Condensed Statements of Cash Flows – Three and Six Months Ended July 31, 2004 and August 2, 2003.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	July 31, 2004	January 31, 2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$88,815	$53,959
Short-term investments	10,935	7,745
Accounts receivable, net	144,999	163,324
Recoverable costs and accrued profits not yet billed	27,100	21,653
Inventories	159,451	166,315
Excess of current cost over LIFO values	(46,325)	(45,330)
Deferred income tax asset	20,699	23,591
Income tax receivable	6,985	25,846
Other current assets	12,846	17,310
Total assets of discontinued operations	4,719	8,059
Total Current Assets	430,224	442,472

Property, Plant and Equipment, net	123,875	136,165
Deferred Income Tax Asset	13,491	15,523
Intangibles and Other Assets, net	9,852	9,300
Total Assets	$577,442	$603,460

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$1,823	$1,932
Current portion of long-term debt	250	250
Accounts payable	71,367	72,028
Accrued payrolls and incentives	16,159	18,092
Billings in excess of incurred costs	31,903	69,376
Estimated losses on uncompleted contracts	18,669	16,306
Other current liabilities	46,588	43,049
Total liabilities of discontinued operations	3,124	1,908
Total Current Liabilities	189,883	222,941

Long-Term Debt, net of current portion	26,125	26,260
Accrued Postretirement Benefits and Pension	52,770	52,056
Other Long-Term Liabilities	4,035	4,720
Total Liabilities	272,813	305,977
Shareholders’ Equity:
Common stock, without par value, 100,000,000 shares authorized; 28,763,282 and 28,644,510 shares issued, respectively	58,484	57,056
Accumulated other comprehensive loss	(26,259)	(25,534)
Retained earnings	272,404	265,961
Total Shareholders’ Equity	304,629	297,483
Total Liabilities and Shareholders’ Equity	$577,442	$603,460

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(Unaudited)		(Unaudited)

Sales	$316,322	$312,851	$620,610	$602,623
Cost of sales	275,752	271,134	539,808	519,046

Gross profit	40,570	41,717	80,802	83,577

Selling and administrative expenses	31,045	37,571	62,996	73,860
Pension curtailment expense	—	—	—	2,400
Other income, net	(2,072)	(564)	(2,678)	(476)

Operating profit	11,597	4,710	20,484	7,793

Interest expense	436	693	953	1,936
Interest and investment income	(332)	(559)	(586)	(1,059)

Earnings from continuing operations before income taxes	11,493	4,576	20,117	6,916
Income tax expense	4,193	1,348	7,311	2,029
Net earnings from continuing operations	7,300	3,228	12,806	4,887
Loss from discontinued operations, net of tax of ($766), ($284), ($800) and ($710)	(1,423)	(158)	(1,487)	(982)
Net earnings	$5,877	$3,070	$11,319	$3,905

Weighted average shares outstanding:
Basic	28,749	28,522	28,709	28,507
Diluted	29,182	28,967	29,058	28,804

Earnings per share:
Basic:
Continuing operations	$0.25	$0.11	$0.44	$0.17
Discontinued operations	(0.05)	—	(0.05)	(0.03)
Net earnings per share	$0.20	$0.11	$0.39	$0.14

Diluted:
Continuing operations	$0.25	$0.11	$0.44	$0.17
Discontinued operations	(0.05)	—	(0.05)	(0.03)
Net earnings per share	$0.20	$0.11	$0.39	$0.14

Cash dividends per share	$0.085	$0.085	$0.170	$0.170

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(Unaudited)		(Unaudited)
Operating Activities
Net earnings	$5,877	$3,070	$11,319	$3,905
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net loss from discontinued operations	1,423	158	1,487	982
Depreciation and amortization	7,630	7,202	14,671	14,223
Deferred tax expense (benefit)	3,634	(145)	5,522	(1,953)
Gain on sale of assets	(1,498)	—	(1,844)	—
Change in operating assets and liabilities net of the effect of acquisition, divestiture and discontinued operations:
Accounts receivable, net	(11,322)	(3,887)	18,889	697
Recoverable costs and accrued profits not yet billed	(3,237)	(29,187)	(5,447)	(32,821)
Inventories	(2,851)	13,209	3,433	7,768
Other current and noncurrent assets	15,221	(5,100)	20,912	(4,926)
Accounts payable	7,465	16,988	(661)	13,962
Accrued payrolls and incentives	(2,498)	(4,806)	(1,933)	(2,289)
Billings in excess of incurred costs	(33,527)	7,413	(37,473)	9,043
Estimated losses on uncompleted contracts	2,614	—	2,363	—
Other current liabilities	1,567	1,465	3,991	4,944
Accrued postretirement benefits and pension	159	(540)	714	3,283
Other, net	93	(291)	(1,577)	(241)
Net Cash Provided by (Used in) Continuing Operations	(9,250)	5,549	34,366	16,577
Net Cash Provided by (Used in) Discontinued Operations	(483)	212	(524)	3,490
Net Cash Provided by (Used in) Operating Activities	(9,733)	5,761	33,842	20,067

Investing Activities
Capital expenditures, excluding rental equipment	(4,586)	(6,642)	(6,724)	(9,554)
Additions to rental equipment	(2,153)	(3,677)	(2,967)	(6,301)
Proceeds from sale of businesses	464	—	3,632	—
Acquisition of businesses	—	—	—	(409)
Proceeds from disposal of property, plant and equipment	11,435	732	13,924	1,502
Change in short-term investments	300	(560)	(3,190)	(10,930)
Net investing activities of discontinued operations	37	—	74	—
Net Cash Provided by (Used in) Investing Activities	5,497	(10,147)	4,749	(25,692)

Financing Activities
Change in short-term notes payable	(85)	20	(109)	1,092
Payments on long-term borrowings	—	(30,000)	—	(30,000)
Dividends paid	(2,442)	(2,423)	(4,876)	(4,845)
Proceeds from exercise of stock options	510	855	1,250	896
Net Cash Used in Financing Activities	(2,017)	(31,548)	(3,735)	(32,857)

Increase (decrease) in cash and cash equivalents	(6,253)	(35,934)	34,856	(38,482)
Cash and cash equivalents, beginning of period	95,068	105,446	53,959	107,994
Cash and cash equivalents, end of period	$88,815	$69,512	$88,815	$69,512

Cash Paid For:
Interest	$980	$2,257	$1,117	$2,425
Income taxes (excluding refunds)	175	2,907	310	3,010

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.  The results of operations for the three and six months ended July 31, 2004 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2005.

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

The accompanying consolidated condensed financial statements for Fiscal 2003 and related notes contain certain reclassifications to conform with the presentation used in Fiscal 2004.

Note 2 – Comprehensive Income

Total comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Net earnings	$5,877	$3,070	$11,319	$3,905
Unrealized loss on forward contracts, net of tax	(76)	(132)	(275)	(98)
Currency translation loss, net of tax	—	(287)	(450)	(178)
Comprehensive income	$5,801	$2,651	$10,594	$3,629

Note 3 - Segment Information

The Company’s operating segments are organized based on the products and services offered and are aligned with the Company’s internal management structure.  Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) from continuing operations before interest and income taxes, net of certain corporate allocations.

The Company has identified five operating segments.  Sales and operating profit (loss) by operating segment are as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Sales
Tactical Vehicle Systems	$140,737	$108,365	$279,520	$219,342
Power Products	123,680	127,886	244,399	253,720
Engineered Products	21,936	38,262	39,204	64,373
Distributed Energy Solutions	6,235	19,986	10,678	32,592
Airline Products	23,734	18,352	46,809	32,596
Total sales	$316,322	$312,851	$620,610	$602,623

Operating profit (loss)
Tactical Vehicle Systems	$18,759	$17,279	$38,249	$35,066
Power Products	1,843	(5,642)	1,926	(8,768)
Engineered Products	1,145	553	(642)	145
Distributed Energy Solutions	(5,753)	(2,788)	(10,893)	(6,646)
Airline Products	(581)	(712)	(876)	(2,705)
Coporate expenses, net	(3,816)	(3,980)	(7,280)	(9,299)
Total operating profit	11,597	4,710	20,484	7,793

Interest expense	436	693	953	1,936
Interest and investment income	(332)	(559)	(586)	(1,059)
Earnings from continuing operations before income taxes	$11,493	$4,576	$20,117	$6,916

Operating profit (loss) percentage
Tactical Vehicle Systems	13.3%	15.9%	13.7%	16.0%
Power Products	1.5	(4.4)	0.8	(3.5)
Engineered Products	5.2	1.4	(1.6)	0.2
Distributed Energy Solutions	(92.3)	(13.9)	(102.0)	(20.4)
Airline Products	(2.4)	(3.9)	(1.9)	(8.3)
Consolidated	3.7%	1.5%	3.3%	1.3%

Power Products

During the first quarter of Fiscal 2004, the Company exited the business activities associated with the distribution of Mercury Marine and MerCruiser products.  As a result, the distribution agreement for these products was terminated in March 2004 and the assets of this product line were sold for adjusted cash proceeds of $3.3 million.  Also in the first quarter of Fiscal 2004, the Company sold the net assets and exited the activities associated with its wheelchair lift manufacturing operation.  Consideration received for this asset sale included a receivable of $0.6 million, which is due during the second half of Fiscal 2004, along with royalty rights based on wheelchair lift sales over the next five years.  No material gain or loss was recognized on these transactions, individually or in the aggregate.

The activities above resulted in the closure of two branch locations which were primarily focused on the sale of Mercury Marine and MerCruiser products in Florida and Virginia.  Additionally during the first quarter of Fiscal 2004, the Company closed an under-performing branch location in Auburn, Washington.  Exit costs associated with these actions were $0.2 million, which was charged to selling and administrative expenses during the first quarter of Fiscal 2004.  As of July 31, 2004, $0.1 million of these exit costs remained accrued and unpaid.

During the second quarter of Fiscal 2004, the Company decided to outsource the provision of lease financing associated with certain sales-type equipment leases.  In conjunction with this decision, the Company sold assets previously classified as rental equipment within property, plant and equipment for cash proceeds of $7.3 million, with no resulting gain or loss.  Additionally during the second quarter of Fiscal 2004, the Company disposed of an idle manufacturing facility in Commerce City, Colorado for cash proceeds of $1.2 million, resulting in a net gain of $0.3 million.

Engineered Products

During the second quarter of Fiscal 2004, the Company disposed of an idle manufacturing facility which was previously used for the production of the Engineered Products segment’s utilities equipment and Distributed Energy Solutions products.  This facility was vacated during Fiscal 2003 following a consolidation of manufacturing operations at another Houston, Texas location.  The disposal of this facility resulted in net cash proceeds of $4.9 million.  As a result of this sale, the Company recognized a gain of $1.3 million in the second quarter of Fiscal 2004, of which $0.6 million was attributable to the Engineered Products segment and $0.7 million was attributable to the Distributed Energy Solutions segment.

Distributed Energy Solutions

During Fiscal 2003, the Company announced the decision to exit the turnkey engineering, procurement and construction (“EPC”) activities within the Distributed Energy Solutions segment.  Under this exit plan, the Company expects that the majority of remaining EPC projects will be completed during Fiscal 2004.  The Company will, however, retain and execute obligations under certain fixed price operation and/or maintenance contracts related to EPC projects, which have terms ranging from two to ten years.  Total estimated exit costs, which primarily relate to the termination of employees, are $0.4 million, of which $0.1 million were expensed and paid during the six months ended July 31, 2004.  No liability was established for the remaining exit costs of approximately $0.3 million as of July 31, 2004, as these costs do not meet the recognition criteria set forth under Statement of Financial Accounting Standards (“SFAS”) No. 146.

Airline Products

During the second quarter of Fiscal 2004, the Company announced its intention to sell its Airline Products business located in Marietta, Georgia.  While the Company expects the sale of this business to be completed during Fiscal 2004, a buyer has not yet been identified and no assurance can be given as to when, or if, a transaction will take place.

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

A summary of warranty activity for continuing operations for the three and six months ended July 31, 2004 and August 2, 2003 follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Accrued warranty costs - Beginning of period	$7,467	$4,795	$7,816	$6,073
Payments for completed warranty obligations	(888)	(1,401)	(2,509)	(3,912)
Warranty accrual for current period production	1,553	1,683	2,811	2,916
Adjustments to warranty accrual	(640)	280	(626)	280
Accrued warranty costs - End of period	$7,492	$5,357	$7,492	$5,357

Guarantees:  The Company is occasionally required to issue performance indemnities or to post letters of credit, generally issued by a bank, to collateralize certain insurance programs, to secure credit facilities or to ensure performance under contracts.  A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit.  If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit.  Generally, a letter of credit is released when the Company has satisfied the obligations that the letter of credit is securing.  As of July 31, 2004 and January 31, 2004, the Company had letters of credit outstanding totaling $13.6 million and $12.7 million, respectively.  Also, the Company has guaranteed the performance output levels of equipment serviced by the Company under certain operation and maintenance contracts, which have terms ranging from two to ten years.  Some of these contracts contain liquidated damages provisions.  In addition, the Company had contingent performance indemnities of approximately $6.7 million as of July 31, 2004 and January 31, 2004, which expire in Fiscal 2007.

U.S. Government Contingencies:  During Fiscal 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show.  The Company is advised that the U.S. Customs Service and the Department of Justice have conducted an investigation of potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems and firearms.  Such investigation could result in the filing of civil or administrative sanctions against the Company and/or individual employees, and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. government or the benefit of federal assistance payments.  While they are possible, the Company does not believe that criminal sanctions will be sought.  The Company believes that resolution of this matter will not have a material adverse effect on its consolidated results of operations in any period or upon its consolidated financial condition or liquidity and believes that the resolution of the matter that is possibly most adverse to the Company will involve the payment of a civil penalty that will not materially adversely affect the Company.

The Company is a defendant in a suit brought under the qui tam provision of the False Claims Act, United States of America, ex rel. Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems.  The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000.  On February 2, 2004, the District Court found in favor of the Company and dismissed all of the plaintiff’s claims by summary judgment without proceeding to trial. After having all claims dismissed by the District Court, the plaintiffs then filed a notice of appeal on March 1, 2004 in the United States Court of Appeals for the Fifth Circuit, No. 04-20209. The briefing schedule has not yet been finally determined by the Court of Appeals. A decision by the Fifth Circuit is not expected until sometime in Fiscal 2005.  The Company believes the District Court correctly dismissed all of the plaintiff’s claims as being without merit and will continue to vigorously defend the suit in the court of appeals.  While the Company does not believe that an adverse outcome is reasonably likely, an unexpected adverse outcome in the suit could have a material adverse impact on the Company’s consolidated results of operations, financial position and liquidity.  The Company is presently unable to determine whether any liability has been incurred in this matter, other than legal fees and expenses, which have been provided for, or to reasonably estimate the amount or range of any loss that may result from this matter, and thus no accruals have been recorded in this matter other than estimated legal fees and expenses relating to the appeal.

Diamond Offshore Litigation:  The Company is a defendant in a suit brought by several subsidiaries of Diamond Offshore Drilling, Inc.  (collectively, “Diamond Offshore”) on May 30, 2002, arising out of claims relating to a marine riser manufactured by the Company and purchased by Diamond Offshore for use on its Ocean Baroness semi-submersible drilling rig, Cause No. 2002-27831; Diamond Offshore International Corporation, Diamond Offshore Company, Diamond Offshore Services Company, Diamond Offshore (USA), Inc., Diamond Offshore International Limited, and Diamond Offshore Drilling, Ltd. v. Stewart & Stevenson Services, Inc.; in the District Court of Harris County, Texas 125th Judicial District Court (the “Baroness Litigation”).  The suit was filed following a separation of the marine riser during deep water drilling operations.  The suit seeks to recover damages that are not specified in the petition, including direct damages, attorney’s fees and expenses and punitive damages.  Discovery in the case indicates that the direct damage claim is for approximately $36 million.

In a separate transaction on or about September 13, 2001, Diamond Offshore contracted with the Company for a marine riser for use on its Ocean Rover semi-submersible drilling rig.  The Company was fulfilling this contract, when, on August 19, 2002, Diamond Offshore amended its petition in the Baroness Litigation to seek a declaration that Diamond Offshore has no further contractual obligations to the Company with respect to the Ocean Rover riser.  On August 21, 2002, before being served with Diamond Offshore’s amended petition in the Baroness Litigation, the Company filed a separate lawsuit against Diamond Offshore seeking to recover damages, including attorneys’ fees, for the unilateral cancellation of the Rover contract (the “Rover Litigation”).  On August 30, 2002, the Court transferred the Rover Litigation to the 125th Judicial District Court where the Baroness Litigation is pending.  The two cases have been consolidated into one lawsuit in the 125th Judicial District Court.  The Company is vigorously prosecuting its claims against Diamond Offshore and defending the claims asserted against it by Diamond Offshore in this consolidated lawsuit.

It is presently impossible for the Company to determine the ultimate outcome of the Diamond Offshore disputes or whether their resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it believes are adequate for certain estimated legal fees it expects to incur associated with these matters.  Such accruals are included in liabilities of discontinued operations, as the business that manufactured drilling risers was sold in Fiscal 2002 (see Note 5).

Klickitat Litigation:  The Company and several of its subsidiaries are named as defendants in a suit filed by the Klickitat County Public Utility District No. 1 on December 11, 2003 arising out of claims relating to a landfill gas power generation facility in Roosevelt, Washington, Cause No. CY-03-3175-LRS; Klickitat County Public Utility District No. 1 v. Stewart & Stevenson Services, Inc., Stewart & Stevenson Power, Inc., Sierra Detroit Diesel Allison, Inc., Pamco International, Inc. and Waukesha Engine Dresser, Inc.; in the United States District Court for the Eastern District of Washington.  The plaintiff has asserted claims with respect to equipment installed and used since 1999 for breach of contract; promissory estoppel; violations of the Washington Products Liability Act; breach of warranties; intentional or negligent misrepresentation; and violations of the Washington Consumer Protection Act and seeks recovery of damages in excess of $13 million.  The Company is vigorously defending this suit and is taking procedural steps to seek its dismissal.  It is presently impossible for the Company to determine the ultimate outcome of this suit or whether its resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in this matter or to reasonably estimate the amount of any loss that may result from this matter.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it believes are adequate for certain estimated legal fees that it expects to incur associated with this matter.

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

Note 5 - Discontinued Operations

During Fiscal 2002, the Company sold certain assets and exited the activities related to its blowout preventer and controls, valve and drilling riser business.  When the transaction was consummated, the Company retained certain contracts and related assets as well as the receivables and certain liabilities of the business, including warranty responsibility for products sold before closing as well as warranty responsibility for retained contracts to be completed.  In some cases, the Company has agreements with customers on commitments to support its products, including retained warranties and contracts.  During the second quarter of Fiscal 2004, the Company recognized $2.1 million of additional estimated losses ($1.4 million after-tax) related to certain obligations associated with this business based on recent developments.  The assets and liabilities as well as the results of operations of this business are reported as discontinued operations.

Discontinued operations also include a note receivable related to certain gas turbine equipment in Argentina.  In accordance with a financing agreement negotiated between the Company and the Argentine end user of the equipment in Fiscal 2003, the note receivable is being repaid over a nine-year term.

Discontinued operations generated the following sales and operating losses in the three month and six month periods ended July 31, 2004 and August 2, 2003:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Sales	$402	$942	$987	$1,380
Operating loss	(2,189)	(442)	(2,287)	(1,692)
Operating loss, net of taxes	(1,423)	(158)	(1,487)	(982)

Note 6 – Inventories

Summarized below are the components of inventories related to continuing operations, net of customer deposits:

(In thousands)	July 31, 2004	January 31, 2004

Inventory purchased under distributor agreements	$78,721	$87,712
Raw materials and spare parts	41,731	35,932
Work in process	21,173	22,517
Finished goods	17,826	20,154
	159,451	166,315
Excess of current cost over LIFO values	(46,325)	(45,330)
Total Inventories	$113,126	$120,985

Raw materials and spare parts include OEM equipment and components used in the manufacturing segments.  The Company uses the last-in, first-out (“LIFO”) method of valuing the majority of its inventory.  An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

Note 7 – Earnings Per Share

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share as presented on the consolidated condensed statements of operations.

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Numerator:
Earnings (loss) available to common shareholders
From continuing operations	$7,300	$3,228	$12,806	$4,887
From discontinued operations	(1,423)	(158)	(1,487)	(982)
Net earnings	$5,877	$3,070	$11,319	$3,905

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding	28,749	28,522	28,709	28,507
Effect of dilutive securities:
Employee and director stock options	433	445	349	297
Denominator for diluted earnings per share -
Adjusted weighted average shares outstanding	29,182	28,967	29,058	28,804

Basic earnings per share:
From continuing operations	$0.25	$0.11	$0.44	$0.17
From discontinued operations	(0.05)	—	(0.05)	(0.03)
Net earnings per share	$0.20	$0.11	$0.39	0.14

Diluted earnings per share:
From continuing operations	$0.25	$0.11	$0.44	$0.17
From discontinued operations	(0.05)	—	(0.05)	(0.03)
Net earnings per share	$0.20	$0.11	$0.39	$0.14

Number of shares under anti-dilutive stock options outstanding	1,000	1,255	1,009	1,255

Note 8 – Stock-Based Compensation

The Company uses the intrinsic value method of accounting to account for its stock-based compensation programs.  Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of the Company’s common stock on the grant date.

The following pro forma data are calculated as if compensation expense for the Company’s stock option plans was determined based on the fair value at the grant date for awards under these plans, amortized to expense on a pro rata basis over the option vesting period:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Net earnings:
As reported	$5,877	$3,070	$11,319	$3,905
Pro forma compensation expense, determined under fair value method, net of tax	(591)	(443)	(1,059)	(682)
Pro forma	$5,286	$2,627	$10,260	$3,223

Basic earnings per share:
As reported	$0.20	$0.11	$0.39	$0.14
Pro forma	0.18	0.09	0.36	0.11

Diluted earnings per share:
As reported	$0.20	$0.11	$0.39	$0.14
Pro forma	0.18	0.09	0.35	0.11

For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Note 9 - Employee Pension and Other Benefit Plans

The Company has a noncontributory defined benefit pension plan that covered substantially all of its full-time employees and an unfunded defined benefit supplemental executive retirement plan that covered certain highly compensated employees.  Effective July 1, 2003, the Company froze the benefits earned under both defined benefit pension plans, with the exception of a small transition group.

The Company also has a defined benefit postretirement medical plan, which provides for the payment of certain medical costs of eligible employees and dependents upon retirement.  The plan is not funded, and the Company expects to continue paying postretirement medical costs as covered claims are incurred.  Effective July 1, 2003, the Company decided that postretirement medical benefits will not be provided to future retirees, with the exception of a small transition group.

The net periodic benefit cost associated with the Company’s defined benefit pension plans and defined benefit postretirement medical plan consisted of the following components:

	Pension Benefits
	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Service cost	$183	$649	$366	$1,298
Interest cost	1,888	1,938	3,776	3,876
Expected return on plan assets	(2,048)	(1,909)	(4,096)	(3,818)
Curtailment expense	—	—	—	2,369
Amortization of prior service cost	—	31	—	62
Recognized actuarial loss	365	169	730	338
Net periodic benefit cost	$388	$878	$776	$4,125

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Service cost	$—	$138	$—	$276
Interest cost	164	260	328	520
Curtailment gain	—	—	—	(142)
Amortization of prior service cost	(191)	(113)	(382)	(226)
Recognized actuarial loss	73	93	146	186
Net periodic benefit cost	$46	$378	$92	$614

As previously disclosed in the Company’s consolidated financial statements for the year ended January 31, 2004, the Company expects to contribute at least $4.0 million to its defined benefit pension plans during Fiscal 2004.  During the six months ended July 31, 2004, no contributions were made.

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

Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2004” commenced on February 1, 2004 and ends on January 31, 2005.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.  The second quarter of Fiscal 2004 commenced on May 2, 2004 and ended on July 31, 2004, and the second quarter of Fiscal 2003 commenced on May 4, 2003 and ended on August 2, 2003.

RESULTS OF OPERATIONS

Strategic Overview

As previously announced, we initiated a comprehensive strategic review of our primary businesses during the second half of Fiscal 2003.  As part of this review, we refocused our primary operating metrics and management incentive measurement to emphasize the need for each of our businesses to achieve acceptable returns on shareholder invested capital.  We are taking actions in each of our business segments that we believe will help us achieve and sustain an acceptable return on invested capital.  During the first half of Fiscal 2004, we have continued to make progress in our execution of management action plans required to meet these objectives.  The significant highlights of our progress in each operating segment are described below.

Tactical Vehicle Systems – As we transition from the current Family of Medium Tactical Vehicles (“FMTV”) contract with the U.S. Army to the new multi-year FMTV contract, which is expected to begin in November 2004, we continue to pursue opportunities to supplement the new FMTV contract.  We were recently awarded two contracts from Lear Siegler totaling $19.3 million to provide on-site service support at a U.S. Army base where approximately 1,000 FMTVs and 400 Heavy Expanded Mobility Tactical Trucks will be reset to their full operational standards.  In addition, we were awarded a separate contract directly with the U.S. Army, which is expected to generate approximately $17 million of sales, to reset 200 FMTVs to their full operational standards.  These reset contracts are expected to generate relatively low margins and to be substantially completed over the next six months.  We have also received an award for long lead material for 385 low signature armored cabs for the FMTV, valued at $23 million.  We also continue to anticipate the United Kingdom’s Ministry of Defence announcement of a preferred bidder related to their multi-year production contract for over 8,000 trucks.  We currently expect this announcement to be made during the second half of Fiscal 2004.

Power Products – We completed numerous streamlining and cost reduction actions in the first half of Fiscal 2004, and we continue to evaluate additional opportunities.  Key actions taken during Fiscal 2004  include the sale of assets of the Mercury Marine MerCruiser product line, the sale of assets of the wheelchair lift manufacturing product line, the sale of certain undeveloped real estate and an idle manufacturing facility, the closure of an under-performing branch located in Auburn, Washington and the sale of certain assets within our rental equipment fleet.  As a result of the many actions taken during the second half of Fiscal 2003 and the first half of 2004, total headcount for this segment as of July 31, 2004 has been reduced by 341 personnel (or 17%) since September 2003, of which 144 such reductions have occurred since January 31, 2004.

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

Distributed Energy Solutions – Our efforts in this segment continue to be focused upon completing remaining contractual obligations and winding down the engineering, procurement and construction (“EPC”) activities of this business.  We anticipate that the majority of remaining EPC projects will be completed during Fiscal 2004.  Additionally, we are currently transitioning the responsibility for the marketing and production of custom generator sets to our Power Products segment.

Airline Products – As we announced during the second quarter of Fiscal 2004, we are pursuing the sale of our Airline Products business.  We concluded that this business is not core to the long-term direction of the Company, and therefore, it is in the best interest of our shareholders to redeploy the capital invested in this segment to other more strategic activities.  While we expect the sale of this business to be completed during Fiscal 2004, a buyer has not yet been identified and no assurance can be given as to when, or if, a transaction will take place.

Fiscal 2004 vs. Fiscal 2003

Sales for the second quarter of Fiscal 2004 were $316.3 million, a $3.4 million increase over the $312.9 million recorded in the second quarter of Fiscal 2003.  This increase in sales is primarily attributable to a $32.4 million increase in our Tactical Vehicle Systems segment along with a $5.4 million increase in our Airline Products Segment.  These increases were partially offset by lower sales in the Engineered Products, Distributed Energy Solutions and Power Products segments.  For the first half of Fiscal 2004, sales were $620.6 million, which represented an increase of $18.0 million, or 3%, from the corresponding period in Fiscal 2003.  The increased sales volume for this period was also largely attributable to increases in our Tactical Vehicle Systems and Airline Products segments, which were partially offset by lower sales in all other segments.  The changes within each segment are explained in greater detail in the Segment Data section below.

Gross profit decreased by $1.1 million to $40.6 million in the second quarter of Fiscal 2004 from the second quarter of Fiscal 2003, reflecting a decline in gross profit margin from 13.3% to 12.8%.  The decrease in gross profit is primarily attributable to losses in our Distributed Energy Solutions segment primarily associated with additional costs to complete existing EPC projects and fulfill customer obligations.  This decline was partially offset by a $1.7 million gross profit improvement in our Tactical Vehicle Systems segment driven primarily by higher sales volume, along with a $2.6 million improvement in our Power Products Segment resulting from a variety of strategic actions and cost reduction programs.

For the first half of Fiscal 2004, gross profit decreased by $2.8 million to $80.8 million from the corresponding period of Fiscal 2003, reflecting a decline in gross profit margin from 13.9% to 13.0%.  The gross profit in the Distributed Energy Solutions segment declined $7.6 million in the first half of Fiscal 2004 due to the ongoing execution of existing EPC projects and satisfaction of customer obligations.  Gross profit improved in our Tactical Vehicle Systems segment by $2.6 million and in our Airline Products segment by $2.0 million, primarily driven by increased sales volume, while the Engineered Products gross profit declined $2.2 million on lower sales volume.  The Power Products segment generated a $2.4 million gross profit improvement resulting from numerous strategic actions and cost reduction programs.

Selling and administrative expenses decreased to $31.0 million (9.8% of sales) in the second quarter of Fiscal 2004 from $37.6 million (12.0% of sales) in the second quarter of Fiscal 2003.  This $6.6 million (17%) reduction in selling and administrative expenses is primarily attributable to a $2.3 million cost savings from employee workforce reductions during Fiscal 2003 and Fiscal 2004, a $1.6 million reduction in fringe benefits expense associated with changes made in our employee pension, postretirement and medical benefit plans, a $1.9 million reduction in employee separation costs and restructuring activities in Fiscal 2003, and $0.8 million associated with reductions in other expenses.

For the first half of Fiscal 2004, selling and administrative expenses decreased to $63.0 million (10.2% of sales) compared to $73.9 million (12.3% of sales) in the first six months of Fiscal 2003.  This $10.9 million (15%) reduction in selling and administrative expenses is primarily attributable to a $5.1 million cost savings from employee workforce reductions during Fiscal 2003, a $2.5 million reduction in fringe benefits expense associated with changes made in our employee pension, postretirement and medical benefit plans, and a $3.5 million reduction in employee separation costs and restructuring activities from Fiscal 2003.

Operating results for the first half of Fiscal 2003 included a one-time non-cash write-off of $2.4 million of previously unamortized prior service costs (pension curtailment expense).  This charge was associated with our decision to freeze the benefits earned under our defined benefit pension plan, defined benefit supplemental executive retirement plan and postretirement medical plan effective July 1, 2003, with the exception of a small transition group.

Other income, net, increased by $1.5 million in the second quarter of Fiscal 2004 and by $2.2 million in the first half of Fiscal 2004, compared to the corresponding periods of Fiscal 2003, primarily as a result of a $1.6 million gain on sales of assets resulting from the disposal of two idle manufacturing facilities during the second quarter of Fiscal 2004.

Net interest expense was unchanged at $0.1 million in the second quarter of Fiscal 2004, and decreased by $0.5 million to $0.4 million for the first half of Fiscal 2004 compared to the corresponding periods of Fiscal 2003.  The decrease in interest expense is primarily attributable to lower debt balances as a result of the scheduled debt payment of $30.0 million in May 2003.

The effective tax rate was 36.3% in the first half of Fiscal 2004 compared to 29.3% for the corresponding period in Fiscal 2003.  The increase in effective tax rate is primarily a result of an expected reduction in certain state tax benefits and tax credits in Fiscal 2004 compared to Fiscal 2003.

Discontinued operations generated an after-tax loss of $1.4 million in the second quarter and $1.5 million in the first half of Fiscal 2004, compared to a $0.2 million after-tax loss in the second quarter and a $1.0 million after-tax loss in the first half of Fiscal 2003.  These losses primarily represent costs associated with retained obligations associated with our discontinued blowout preventer and controls, valve and drilling riser business, which was sold during Fiscal 2002.

Segment Data

Our operating segments are organized based on the products and services offered and are aligned with the internal management structure.  Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) before interest and income taxes from continuing operations, net of certain corporate allocations.

The following table represents sales and operating profit (loss) by business segment (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Sales
Tactical Vehicle Systems	$140,737	$108,365	$279,520	$219,342
Power Products	123,680	127,886	244,399	253,720
Engineered Products	21,936	38,262	39,204	64,373
Distributed Energy Solutions	6,235	19,986	10,678	32,592
Airline Products	23,734	18,352	46,809	32,596
Total sales	$316,322	$312,851	$620,610	$602,623

Operating profit (loss)
Tactical Vehicle Systems	$18,759	$17,279	$38,249	$35,066
Power Products	1,843	(5,642)	1,926	(8,768)
Engineered Products	1,145	553	(642)	145
Distributed Energy Solutions	(5,753)	(2,788)	(10,893)	(6,646)
Airline Products	(581)	(712)	(876)	(2,705)
Coporate expenses, net	(3,816)	(3,980)	(7,280)	(9,299)
Total operating profit	11,597	4,710	20,484	7,793

Interest expense	436	693	953	1,936
Interest and investment income	(332)	(559)	(586)	(1,059)
Earnings from continuing operations before income taxes	$11,493	$4,576	$20,117	$6,916

During 2004, manufacturers and distributors of steel have experienced sharply increased prices and limited availability of steel and component parts containing steel.  These higher material costs have negatively impacted our results, particularly in our Tactical Vehicle Systems and Airline Products segments where increased material costs have impacted our operating profit by $3.3 million and $1.0 million, respectively, during the first six months of Fiscal 2004.  We are continuing to work with our supply chain and pursuing all avenues to minimize the impact.  In addition, we have implemented product price increases where market conditions and contracts have allowed.  However, we anticipate continued negative impact to our material costs into Fiscal 2005.  We are unable to predict how long these conditions are likely to persist, or whether further price increases will occur in the future.

Tactical Vehicle Systems

The Tactical Vehicle Systems segment manufactures tactical vehicles under contracts with the U.S. Army and provides sustaining design engineering, service and support.  Other contracts within and outside of the U.S. are also being pursued in the segment.  During the second quarter of Fiscal 2004, this segment recorded $140.7 million of sales, a $32.3 million (30%) increase from the $108.4 million of sales recorded in the second quarter of Fiscal 2003.  Sales for the first half of Fiscal 2004 were $279.5 million, a $60.2 million (27%) increase from the $219.3 million of sales recorded in the corresponding period of Fiscal 2003.  The sales increase is primarily attributable to increased production volume.  A breakdown of this segment’s unit deliveries is as follows:

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Trucks	751	644	1,494	1,275
Trailers	201	126	405	258
Total Unit Deliveries	952	770	1,899	1,533

The increased unit deliveries above generated equipment sales increases of $24.5 million and $48.7 million for the second quarter and first half of Fiscal 2004, respectively, compared to same periods in Fiscal 2003.  Additionally, this segment recorded parts and service sales increases of $7.8 million and $11.5 million in the second quarter and first half of Fiscal 2004, respectively, compared to the same periods of Fiscal 2003.  The increased parts and service sales are primarily due to increased requirements for U.S. Army vehicles deployed in Iraq.

Operating profit for the second quarter of Fiscal 2004 increased to $18.8 million (13.3% operating margin) from $17.3 million (15.9% operating margin) in the second quarter of Fiscal 2003.  The increased sales volume generated a $5.1 million improvement to operating profit.  This improvement was partially offset by a $2.5 million increase in material costs, primarily associated with higher steel prices, along with a $1.1 million decrease associated with product mix and new product development costs.

For the first half of Fiscal 2004, operating profit increased to $38.3 million (13.7% operating margin) from $35.1 million (16.0% operating margin) in the corresponding period of Fiscal 2003.  The increased sales volume generated a $9.6 million improvement to operating profit, partially offset by a $3.3 million increase in material costs, primarily associated with higher steel prices, along with a $3.2 million decrease primarily associated with sales mix.

As we transition to the new multi-year FMTV contract, for which production is scheduled to begin in November 2004, unit deliveries are expected to decline to 661 trucks and 146 trailers in the third quarter and 644 trucks and 179 trailers in the fourth quarter of Fiscal 2004.  Our profit margins in this segment are also expected to be lower in the near future than margin levels historically achieved under the current FMTV contract.  Actual future margins of this segment will be dependent upon a number of factors including our ability to achieve operational efficiencies, materials and labor cost control measures, the actual quantities and variations of vehicles purchased by the U.S. Army under the new contract, future prices for steel and other commodities, the potential for additional contracts, other product introductions, bid and proposal activities and other factors.  The operating margin that this segment will achieve in total may also be impacted by additional sales, if any, to other allied governments and the level of engineering service and spare parts provided.

Power Products

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded sales of $123.7 million in the second quarter of Fiscal 2004, down $4.2 million (3%) from $127.9 million in the second quarter of Fiscal 2003.  For the first half of Fiscal 2004, the segment recorded sales of $244.4 million, down $9.3 million (4%) from $253.7 million in the first half of Fiscal 2003.  A breakdown of Power Products segment sales follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Equipment sales	$39,140	$39,244	$75,400	$76,382
Parts sales	55,373	59,908	111,471	120,686
Service and rental sales	29,167	28,734	57,528	56,652
	$123,680	$127,886	$244,399	$253,720

For the second quarter and first six months of Fiscal 2004, respectively, the decline in sales from the comparable period of Fiscal 2003 includes approximately $16 million and $29 million attributable to the exit of the ThermoKing product offering in Texas and Louisiana, the wheelchair lift manufacturing and MerCruiser product offerings, along with the closure of certain under-performing branch locations.  Additionally, parts sales are $4.5 million and $9.2 million lower, respectively, in the second quarter and first half of Fiscal 2004, largely as a result of changes to our distribution contracts with Detroit Diesel Corporation (“Detroit Diesel”), as discussed more fully below.  These sales declines were largely offset by higher equipment sales in continuing locations, which were largely attributable to general improvements in the heavy equipment markets we serve.

Effective January 2004, we entered into new contracts with Detroit Diesel for the distribution and servicing of its diesel engine products.  One set of contracts, which expires in December 2010, is with Detroit Diesel Corporation and covers the “on-highway” products and services.  Under the terms of the new on-highway agreements with all of its distributors, Detroit Diesel allows its affiliated Freightliner, Sterling and Western Star dealers (collectively, the “Freightliner dealers”) to purchase their on-highway Detroit Diesel parts directly from the Freightliner Parts Distribution Centers, rather than purchasing them from a Detroit Diesel distributor such as the Company, as was previously required.  Consequently, our parts sales to Freightliner dealers have declined in the first six months of Fiscal 2004, compared to the same period in Fiscal 2003.  Additionally, under the terms of the new contract, we have received direct compensation from Detroit Diesel totaling $0.6 million for the first six months of Fiscal 2004 related to Freightliner dealer purchases made directly from the Freightliner Parts Distribution Centers.

The second set of Detroit Diesel agreements is with DaimlerChrysler Off-Highway Holding Gmbh, and covers “off-highway” products and services.  This contract expires in December 2004 and includes terms similar to the previous distribution agreement.  At present, we are unable to predict the effect of these “off-highway” contract arrangements on future operations or whether they will be renewed and, if so, on what terms upon their expiration.

This segment recorded an operating profit of $1.8 million in the second quarter of Fiscal 2004 compared to a $5.6 million operating loss in the second quarter of Fiscal 2003.  The improvement in operating profit is primarily attributable to on-going cost reduction programs.  Workforce reductions resulted in a $4.8 million decrease in employee compensation costs between the two periods.  Additionally, changes in employee benefit programs previously described resulted in an additional $1.5 million decrease in operating expenses.  This segment also recognized a $0.3 million gain in the second quarter of Fiscal 2004 associated with the sale of an idle manufacturing facility.  Reductions in other operating expenses provided an additional $0.8 million improvement.

Operating profit for the first half of Fiscal 2004 was $1.9 million, representing a $10.7 million improvement over the $8.8 million operating loss recognized in the corresponding period of Fiscal 2003.  This improvement was driven primarily by the cost reduction programs, including $7.8 million from workforce reductions, $2.7 million from employee benefit program changes, the $0.3 million gain on the sale of an idle manufacturing facility and $0.7 million from other operating expense reductions.  These improvements were partially offset by a $0.8 million decline from lower sales volume and changes in sales mix.

As mentioned above, we sold the assets of our wheelchair lift manufacturing and MerCruiser distribution product offerings during the first quarter of Fiscal 2004 for aggregate cash proceeds of $3.2 million and a receivable of $0.9 million.  No material gain or loss was recognized on these transactions, individually or in the aggregate.  During the second quarter of Fiscal 2004, we sold a vacant manufacturing facility and certain rental equipment assets for aggregate proceeds of $8.6 million, resulting in a gain of $0.3 million to the segment. We continue to evaluate the various product and service offerings, distribution channels and cost structure in this business segment and intend to take further action, as necessary, to improve the segment’s contribution to the Company’s return on invested capital.

Engineered Products

The Engineered Products segment consists of two primary product lines, petroleum equipment and utilities equipment.  The petroleum equipment business manufactures equipment primarily for the well stimulation segment of the oil service industry.  The utilities equipment products include mobile railcar movers, snowblowers and off-road seismic vehicles.  Sales in this segment decreased to $21.9 million in the second quarter of Fiscal 2004 from $38.3 million in the second quarter of Fiscal 2003, representing a 42% decline. For the first half of Fiscal 2004, sales decreased $25.2 million (39%) to $39.2 million from $64.4 million in the corresponding period of Fiscal 2003. The decreases experienced in Fiscal 2004 are largely due to the timing of execution on several large petroleum equipment orders which were largely completed during the first half of Fiscal 2003.  Compared to the corresponding periods in Fiscal 2003, petroleum equipment sales represented $24.1 million and $36.7 million of this segment’s sales decline in the second quarter and first half, respectively.  The declines in petroleum equipment sales were partially offset by increases in utilities equipment sales, largely associated with the sales of off-road seismic vehicles.

Operating profit for the second quarter of Fiscal 2004 was $1.1 million, a $0.5 million increase from the $0.6 million operating profit in the second quarter of Fiscal 2003, despite the decline in sales volume.  The second quarter of Fiscal 2004 included a $0.6 million gain resulting from the sale of an idle manufacturing facility, which was vacated as a result of the consolidation of manufacturing operations in Houston, Texas during Fiscal 2003.  Additionally, the second quarter of Fiscal 2003 included $0.5 million of non-recurring project costs associated with the consolidation effort.  The remainder of the change in operating profit is attributable to sales volume and mix changes as the decline in profit associated with the large international equipment orders in Fiscal 2003 was largely offset by the improved profitability of the utilities equipment and domestic petroleum equipment sales.

For the first half of Fiscal 2004, this segment generated a $0.6 million operating loss, which reflected a $0.7 million decrease from the $0.1 million operating profit in the corresponding period of Fiscal 2003.  Included in the Fiscal 2004 loss was a $0.4 million charge for potential inventory impairment associated with the recent U.S. trade sanctions against Syria.  Other issues contributing to the increased loss in the first half of Fiscal 2004 were $2.2 million associated with declining sales volume, partially offset by $1.0 million of non-recurring costs in Fiscal 2003 associated with the consolidation of manufacturing operations and the $0.6 million gain from the manufacturing facility sale in Fiscal 2004.  Additionally, sales mix improvements generated an additional $0.3 million improvement.

Our order backlog in this segment has increased to $26.6 million at July 31, 2004 from $20.1 million at the end of Fiscal 2003.  Additionally, this segment obtained an order for petroleum equipment subsequent to the end of the second quarter of Fiscal 2004 totaling $17.5 million.  The execution of these contracts currently in backlog is expected to improve sales and operating profits in future quarters.

Distributed Energy Solutions

The Distributed Energy Solutions segment packages and markets reciprocating diesel and natural gas engine generator sets and markets power generation solutions primarily in domestic and certain international markets.  As previously communicated, we announced the decision to exit EPC activities within this segment during the third quarter of Fiscal 2003.  With respect to such EPC activities, we are not quoting any new business but we continue to perform under existing contracts.  We are currently transitioning the responsibility for the marketing and production of custom generator sets to our Power Products segment.

Sales for this segment decreased $13.8 million to $6.2 million in the second quarter of Fiscal 2004 compared to $20.0 million in the second quarter of Fiscal 2003.  For the first half of Fiscal 2004, this segment generated sales of $10.7 million, compared to $32.6 million in the corresponding period in Fiscal 2003.  The decline in sales is primarily the result of our decision to exit the EPC activities.  Sales in the first half of Fiscal 2004 primarily relate to our continued execution of remaining customer obligations under existing contracts.

Operating loss for the second quarter of Fiscal 2004 was $5.8 million, compared to a $2.8 million operating loss in the second quarter of Fiscal 2003.  For the first half of Fiscal 2004, this segment’s operating loss was $10.9 million, compared to $6.6 million in the corresponding period of Fiscal 2003.  The increased operating loss is largely attributable to continued costs incurred on existing contractual obligations, costs related to certain contract issues and disputes and the overall low volume of sales and margin that is not sufficient to cover this segment’s infrastructure costs remaining in place to service existing obligations.

As mentioned above, we are continuing to perform our remaining obligations associated with the EPC activities of this segment.  We expect that the majority of these remaining obligations will be completed during the second half of Fiscal 2004.  While we have recognized all known estimated losses on these uncompleted contracts, continued uncertainty remains related to the execution of the remaining obligations.  These uncertainties may result in additional unexpected losses until all remaining EPC projects are completed.  Additionally, upon completing our remaining EPC projects, we will retain and execute obligations under certain fixed-price operation and /or maintenance contracts related to EPC projects, which have terms ranging from two to ten years.

Airline Products

As previously mentioned, we are currently pursuing the sale of our Airline Products business, which designs, manufactures and sells ground support equipment.  Until a suitable buyer is found for this business, the sale process is not expected to have a material impact on the operations of this segment.  Additionally, we will continue to provide the capital and other resources needed to continue our improvement and growth of this business.

The Airline Products segment recorded sales of $23.7 million in the second quarter of Fiscal 2004, a $5.3 million or 29% increase from the $18.4 million of sales recorded in the second quarter of Fiscal 2003.  For the first half of Fiscal 2004, this segment recorded sales of $46.8 million, which reflected a $14.2 million or 44% increase over the same period in Fiscal 2003.  The increased sales reflect a growing demand for equipment resulting from the continued recovery of the airline industry and the lack of replacement purchases over the past three years.

This sales improvement resulted from the following increase in unit deliveries, which reflect an 80% increase in the second quarter of Fiscal 2004 and a 78% increase in the first half of Fiscal 2004, compared to the same periods of Fiscal 2003:

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Total Unit Deliveries	653	363	1,224	688

Unit volumes have increased at a higher rate than sales dollars, primarily as a result of our Fiscal 2002 acquisition of the DAVCO product line, which has expanded this segment’s market into the rapidly growing regional airline sector.  The DAVCO equipment tends to be of smaller size, and therefore has a lower selling price per unit.

This segment produced an operating loss of $0.6 million in the second quarter of Fiscal 2004 compared to a $0.7 million operating loss in the second quarter Fiscal 2003.  The reduced operating loss for the second quarter of Fiscal 2004 is attributable to the increase in sales volume, which contributed a $1.0 million improvement.  This improvement was offset by higher material costs, including a $0.6 million increase attributable to steel prices along with other operating cost increases and sales mix changes.

For the first half of Fiscal 2004, this segment reduced its operating loss by $1.8 million from the prior year, recording an operating loss of $0.9 million as compared to a $2.7 million operating loss in the comparable period for Fiscal 2003.  A $2.5 million improvement was generated by higher sales volume along with $0.3 million of improvement associated with favorable sales mix and operating expenses, partially offset by higher material costs including $1.0 million due to steel price increases.

Ground support equipment purchases by the airline industry have increased in the first half of Fiscal 2004, as reflected by our increased sales volume and increased backlog to $12.8 million at the end of the second quarter of Fiscal 2004, compared to $7.0 million at January 31, 2004 and $2.5 million at the end of the second quarter of Fiscal 2003.  We anticipate that the continued

recovery of the airline industry, as well as regulatory requirements for reduced emission ground support vehicles, will have a positive impact on the Airline Products segment.  While we expect the recent increases in steel prices to affect our product costs in the near future, we expect to offset this impact significantly through product price increases.

During the first quarter of Fiscal 2004, the Airline Products business was awarded contracts by the U.S. Navy, Naval Air Warfare Center to deliver tow tractors and air conditioning units.  The initial contract awards of $2.5 million cover the design and testing of 5 pilot-production tow tractor units and 5 pilot-production air conditioning units, along with associated technical data and training and pilot-production testing.  These contracts are currently being executed and are expected to be completed in the third quarter of Fiscal 2004.  Assuming successful completion of the initial awards, the contracts include four individual option years beginning in late Fiscal 2004 or early Fiscal 2005, which have a total contract value of approximately $72 million if all options are fully exercised.

Corporate

Corporate expenses consist of costs incurred by the corporate headquarters group that cannot be directly attributed to the activities of the business segments.  Corporate expenses incurred in the second quarter of Fiscal 2004 were $3.8 million, down $0.2 million from the $4.0 million incurred in the second quarter of Fiscal 2003.  The decrease in corporate expenses is primarily attributable to a $0.9 million reduction in employee separation costs related to corporate office workforce reductions.  The second quarter of Fiscal 2004 included $0.4 million of employee separation costs, compared to $1.3 million in the second quarter of Fiscal 2003.  This reduction was partially offset by higher legal and professional expenses, including costs associated with the implementation of the internal control reporting requirements of the Sarbanes-Oxley Act of 2002.

For the first half of Fiscal 2004, corporate expenses were $7.3 million, compared to $9.3 million in the comparable period of Fiscal 2003.  Fiscal 2003 included a $2.4 million one-time non-cash pension curtailment expense resulting from changes made to our defined benefit pension and postretirement medical plans.  The impact of other cost reduction efforts including corporate staff reductions were offset by higher legal and professional expenses, including $0.9 million associated with the implementation of the internal control reporting requirements of the Sarbanes-Oxley Act of 2002.  While the requirements of the Sarbanes-Oxley Act are expected to result in some level of increased ongoing corporate expenses, we expect such ongoing costs to be significantly lower than the levels experienced in the first half of Fiscal 2004.

UNFILLED ORDERS

The Company’s unfilled orders consist of written purchase orders and signed contracts.  Historically, cancellations are rare; however, these unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions.  Purchase options are not included in unfilled orders until exercised.  Unfilled orders relating to continuing operations were as follows:

	July 31, 2004	January 31, 2004
	(In millions)

Tactical Vehicle Systems	$496.7	$453.0
Power Products	44.2	26.4
Engineered Products	26.6	20.1
Distributed Energy Solutions	10.6	19.5
Airline Products	12.8	7.0
	$590.9	$526.0

Additionally, subsequent to July 31, 2004, the Engineered Products segment obtained an order for petroleum equipment totaling $17.5 million.  Unfilled orders of the Tactical Vehicle Systems segment at July 31, 2004 included $121.2 million associated with the remaining production related to the sixth program year under the U.S. Army contract awarded in October 1998, as well as the funded portion of the new multi-year FMTV contract awarded in April 2003.  Production under the October 1998 contract is expected to be completed in December 2004, and scheduled production under the new FMTV contract is expected to begin in November 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of cash liquidity include cash and cash equivalents, short-term investments and cash from operations.  We believe that these sources will provide sufficient capital to fund our working capital requirements, capital expenditure needs, dividends and other financial commitments.

We had a $150 million unsecured revolving credit facility, which expired on January 31, 2004.  No borrowings were outstanding under the facility at any time during the past three fiscal years.  Based on non-usage of the revolving credit facility combined with the current cash and cash equivalents balance and the expected cash from operations for the foreseeable future, we elected not to renew the facility.  To provide additional financial flexibility, we intend to negotiate a smaller revolving credit facility during the second half of Fiscal 2004.  There can be no assurance that we will be able to successfully negotiate such a facility or, if we do, that such facility will include terms and conditions similar to the expired facility.  Failure to negotiate a new facility on terms acceptable to us could restrict our future ability to make acquisitions and fund working capital, capital expenditures, common stock dividends or other financial obligations.

During Fiscal 2003, we entered into letter of credit facilities totaling $17.5 million with financial institutions, to allow us to issue letters of credit as needed to support our commercial operations.  Approximately $13.6 million of letters of credit under these facilities were outstanding as of July 31, 2004.

We have $25.0 million in unsecured senior notes outstanding, which bear interest at a rate of 7.38% and are due and payable in May 2006.  The senior notes agreement limits sales of assets and other items and contains a maximum debt-to-total capitalization covenant. Based on our financial condition as of July 31, 2004, the restrictions imposed by our senior notes do not currently restrict our ability to meet our obligations or to declare and pay dividends at historical levels.

In Fiscal 2002, we entered into an interest rate swap agreement, which expires in November 2004, with a notional amount of $15 million related to $15 million of the senior notes due in 2006.  This transaction, which is designated as a fair value hedge, effectively converts $15 million of fixed rate debt with an interest rate of 7.38% into floating rate debt with an interest rate of LIBOR plus 436 basis points.  The applicable floating interest rate as of July 31, 2004 was approximately 6.29%.  The net interest received or paid as a result of the interest rate swap is included in interest expense on the consolidated statements of operations.  The recorded value of the swap and the related fair value adjustment to the debt are carried on the consolidated balance sheets at fair value.

In addition, our international subsidiaries had foreign currency bank notes payable totaling $1.8 million at July 31, 2004 and $1.9 million at January 31, 2004.  Such notes payable consist of renewable, secured loans for the purpose of financing our South American operations.  These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by letters of credit issued by us and principally bear market-based variable rates of interest.  We use foreign denominated debt to offset the impact of foreign currency exchange rate fluctuations on our South America operations.

In the event that any acquisition of additional operations, growth in existing operations, settlements of lawsuits or disputes, changes in inventory levels, accounts receivable, tax payments or other working capital items create a need for working capital or capital expenditures in excess of the existing cash and cash equivalents and committed lines of credit, we may seek to borrow under other long-term financing instruments or seek additional equity capital.

Statements of Cash Flows Data

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net cash provided by (used in):
Operating activities	$(9,733)	$5,761	$33,842	$20,067
Investing activities	5,497	(10,147)	4,749	(25,692)
Financing activities	(2,017)	(31,548)	(3,735)	(32,857)
Increase (decrease) in cash and cash equivalents	$(6,253)	$(35,934)	$34,856	$(38,482)

Selected Balance Sheet Data

(In thousands)	July 31, 2004	January 31, 2004
Cash, cash equivalents, and short-term investments	$99,750	$61,704
Working capital	240,341	219,531
Total debt	28,198	28,442

Total cash flows improved by $29.7 million in the second quarter of Fiscal 2004 compared to the second quarter of Fiscal 2003.  Net cash provided by operating activities decreased by $15.5 million primarily as a result of a $31.1 million cash outflow in the second quarter of Fiscal 2004 attributable to a reduction in billings in excess of incurred costs associated with the Tactical Vehicle Systems segment payment and production schedule under the existing FMTV contract and transition to the new multi-year FMTV contract.  The impact of this cash outflow was partially offset by other changes in operating assets and liabilities, including a $17.8 million receipt of a federal income tax refund receivable.

Investing activities contributed a $15.6 million improvement in cash flow during the second quarter of Fiscal 2004 compared to the second quarter of Fiscal 2003.  This improvement is primarily attributable to $11.4 million of cash proceeds associated with the sale of rental equipment assets and related customer leases and two idle manufacturing facilities.  Additionally, capital expenditures in the second quarter of Fiscal 2004 were $3.6 million lower than the comparative period of the previous year due to capital spending in Fiscal 2003 related to the consolidation of two manufacturing facilities.

Financing activities contributed a $29.5 million improvement in cash flow during the second quarter of Fiscal 2004 compared to the second quarter of Fiscal 2003.  This improvement related primarily to a scheduled debt payment of $30.0 million in May of 2003.

Total cash flows for the first half of 2004 improved by $73.3 compared to the same period of Fiscal 2003.  Net cash provided by operating activities increased $13.7 million as a $35.0 million cash usage in Fiscal 2004 related to the payment and production schedule under the existing FMTV contract and transition to the new multi-year FMTV contract was more than offset by a $43.4 million cash flow improvement related to customer receipts on large Engineered Products equipment orders completed during the fourth quarter of Fiscal 2003, as well as the $17.8 million collection of the income tax refund.

Investing activities contributed a $30.4 million improvement in cash flow during the first half of Fiscal 2004 compared to the first half of Fiscal 2003.  This improvement is primarily attributable to $17.5 million of cash proceeds associated with the sale of businesses and property, plant and equipment.  Additionally, cash invested in short-term investments decreased by $7.7 million and capital expenditures were $6.2 million lower due to the manufacturing facility consolidation project in Fiscal 2003.

Financing activities contributed a $29.2 million improvement in cash flow during the first half of Fiscal 2004 compared to the first half of Fiscal 2003, resulting from the scheduled debt payment of $30.0 million in May of 2003.

As a result of the cash provided by operating activities in the first half of Fiscal 2004, total cash and short-term investments has increased since January 31, 2004 by $38.0 million to $99.8 million as of July 31, 2004.  We anticipate that this balance will remain relatively stable in the near-term; however, we anticipate that we will use cash during the second half of Fiscal 2004 primarily to fund working capital related to additional orders in the Engineered Products segment.

Our working capital balance increased by $20.8 million during the first half of Fiscal 2004, primarily attributable to the $20.1 million of earnings before income taxes along with $9.9 million of plant, property and equipment disposals, partially offset by $4.9 million of dividend payments and other reductions of working capital.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks as to Rising Steel Prices.  During 2004, manufacturers and distributors of steel, which is used in many of our products, have experienced sharply increased prices and limited availability of steel and component parts containing steel. These increased steel prices have had and are expected to continue to have a negative impact on our margins in the near future, particularly on fixed-price contracts and other contracts for which we are unable to pass such cost increases on to our customers.  If these steel price conditions continue, and if we are unable to raise our prices to keep pace with the material cost increases, our sales trends, operating margins and results of operations could be adversely impacted in future periods.

Forward-Looking Statements

This filing contains forward-looking statements that are based on management’s current expectations, estimates, and projections. These statements are not guarantees of future performance and involve a number of risks, uncertainties, and assumptions and are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Many factors, including those discussed more fully elsewhere herein, in the Company’s latest annual report on Form 10-K, and in the Company’s quarterly reports on Form 10-Q, as well as others, could cause results to differ materially from those stated.  Specific important factors that could cause actual results, performance, or achievements to differ materially from such forward-looking statements include risks of dependence on government and failure to obtain new government contracts, inherent risks of government contracts, risks of supply interruptions to Tactical Vehicle Systems segment, risks associated with Distributed Energy Solutions segment, risks of fixed-price contracts, risks as to cost controls, risks of general economic conditions, risks as to rising steel prices, risks of oil and gas industry economic conditions, risks of airline industry economic conditions, risks as to distributorships, risks as to licenses, risk of competition, risks relating to technology, risks as to terrorist attacks on the U.S. and their impact on the U.S. economy, risks relating to personnel, risks of claims and litigation, risks of product defects, risks of no credit facility, risks as to foreign sales and global trade matters, risks as to information technology, risks as to acquisitions and restructuring activities, risks as to currency fluctuations, risks as to environmental and safety matters, and credit risks, all as more specifically outlined in the Company’s latest annual report on Form 10-K.  In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, inflation and currency exchange rates and other future factors.  Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2004 and have not materially changed since that report was filed.

Item 4.  Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of July 31, 2004.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and required to be included in our periodic filings under the Exchange Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management will be required to report on the adequacy of our internal control structure in our annual report on Form 10-K for this fiscal year.  In preparation for this report, we have been actively engaged in a process that includes documentation and testing of all significant financial reporting processes and related internal controls.  During this process, we have taken actions to improve controls and processes in a number of areas.  While the concepts under Section 404 and the rules thereunder are new and developing, we do not consider any of the changes made to date to have materially affected, or to be reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

U.S. Government Contingencies:  During Fiscal 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show.  The Company is advised that the U.S. Customs Service and the Department of Justice have conducted an investigation of potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems, and firearms.  Such investigation could result in the filing of civil or administrative sanctions against the Company and/or individual employees, and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. government or the benefit of federal assistance payments.  While they are possible, the Company does not believe that criminal sanctions will be sought.  The Company believes that resolution of this matter will not have a material adverse effect on its consolidated results of operations in any period or upon its consolidated financial condition or liquidity and believes that the resolution of the matter that is possibly most adverse to the Company will involve the payment of a civil penalty that will not materially adversely affect the Company.

The Company is a defendant in a suit brought under the qui tam provision of the False Claims Act, United States of America, ex rel.  Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems.  The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000.  On February 2, 2004, the District Court found in favor of the Company and dismissed all of the plaintiff’s claims by summary judgment without proceeding to trial.  After having all claims dismissed by the District Court, the plaintiffs then filed a notice of appeal on March 1, 2004 in the United States Court of Appeals for the Fifth Circuit, No. 04-20209. The briefing schedule has not yet been finally determined by the Court of Appeals.  A decision by the Fifth Circuit is not expected until sometime in Fiscal 2005.  The Company believes the District Court correctly dismissed all of the plaintiff’s claims as being without merit and will continue to vigorously defend the suit in the court of appeals.  While the Company does not believe that an adverse outcome is reasonably likely, an unexpected adverse outcome in the suit could have a material adverse impact on the Company’s consolidated results of operations, financial position and liquidity.  The Company is presently unable to determine whether any liability has been incurred in this matter, other than legal fees and expenses, which have been provided for, or to reasonably estimate the amount or range of any loss that may result from this matter, and thus no accruals have been recorded in this matter other than estimated legal fees and expenses relating to the appeal.

Diamond Offshore Litigation:  The Company is a defendant in a suit brought by several subsidiaries of Diamond Offshore on May 30, 2002, arising out of claims relating to a marine riser manufactured by the Company and purchased by Diamond Offshore for use on its Ocean Baroness semi-submersible drilling rig, Cause No. 2002-27831; Diamond Offshore International Corporation, Diamond Offshore Company, Diamond Offshore Services Company, Diamond Offshore (USA), Inc., Diamond Offshore International Limited, and Diamond Offshore Drilling, Ltd. v. Stewart & Stevenson Services, Inc.; in the District Court of Harris County, Texas 125th Judicial District Court (the “Baroness Litigation”).  The suit was filed following a parting of the marine riser during deep water drilling operations.  The suit seeks to recover damages that are not specified in the petition, including direct damages, attorney’s fees and expenses and punitive damages.  Discovery in the case indicates that the direct damage claim is for approximately $36 million.

In a separate transaction on or about September 13, 2001, Diamond Offshore contracted with the Company for a marine riser for use on its Ocean Rover semi-submersible drilling rig.  The Company was fulfilling this order, when, on August 19, 2002, Diamond Offshore amended its petition in the Baroness Litigation to seek a declaration that Diamond Offshore has no further contractual obligations to the Company with respect to the Ocean Rover riser.  On August 21, 2002, before being served with Diamond Offshore’s amended petition in the Baroness Litigation, the Company filed a separate lawsuit against Diamond Offshore seeking to recover damages, including attorneys’ fees, for the unilateral cancellation of the Rover contract, (the “Rover Litigation”).  On August 30, 2002, the Court transferred the Rover Litigation to the 125th Judicial District Court where the Baroness Litigation is pending.  The two cases have been consolidated into one lawsuit in the 125th Judicial District Court.  The Company is vigorously prosecuting its claims against Diamond Offshore and defending the claims asserted against it by Diamond Offshore in this consolidated lawsuit.

It is presently impossible for the Company to determine the ultimate outcome of the Diamond Offshore disputes or whether their resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it believes are adequate for certain estimated legal fees it expects to incur associated with these matters.  Such accruals are included in liabilities of discontinued operations, as the business that manufactured drilling risers was sold in Fiscal 2002.

Klickitat Litigation:  The Company and several of its subsidiaries are named as defendants in a suit filed by the Klickitat County Public Utility District No. 1 on December 11, 2003 arising out of claims relating to a landfill gas power generation facility in Roosevelt, Washington, Cause No. CY-03-3175-LRS; Klickitat County Public Utility District No. 1 v. Stewart & Stevenson Services, Inc., Stewart & Stevenson Power, Inc., Sierra Detroit Diesel Allison, Inc., Pamco International, Inc. and Waukesha Engine Dresser, Inc.; in the United States District Court for the Eastern District of Washington.  The plaintiff has asserted claims with respect to equipment installed and used since 1999 for breach of contract; promissory estoppel; violations of the Washington Products Liability Act; breach of warranties; intentional or negligent misrepresentation; and violations of the Washington Consumer Protection Act and seeks recovery of damages in excess of $13 million.  The Company is vigorously defending this suit and is taking procedural steps to seek its dismissal.  It is presently impossible for the Company to determine the ultimate outcome of this suit or whether its resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in this matter or to reasonably estimate the amount of any loss that may result from this matter.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it believes are adequate for certain estimated legal fees that it expects to incur associated with this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders

On July 9, 2004 the Company’s Annual Meeting of Shareholders was held.  Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld, abstaining or not voting as to each matter.

	For	Withheld
1. Election of Directors:
Max L. Lukens	26,315,474	1,378,872
Robert S. Sullivan	25,934,460	1,759,886
James M. Tidwell	26,311,539	1,382,807

The following directors’ terms of office continued after the meeting:  Monroe M. Luther, Charles R. Ofner, Khleber V. Attwell, Darvin M. Winick, and Howard Wolf.

	For	Against	Abstain	Broker Non-votes
2. Ratification of Ernst & Young LLP as to the Company’s auditor:	27,456,009	225,862	12,475	—

3. Approval of Amendment No. 1 to the Stewart & Stevenson Services, Inc. Amended and Restated 1996 Director Stock Plan:	17,006,187	5,849,912	1,529,946	3,308,301

4. Approval of the Stewart & Stevenson Services, Inc. Amended and Restated 1993 Nonofficer Employee Stock Option Plan:	21,687,611	4,480,386	1,526,349	—

5. Approval of Any Proposal to Postpone or Adjorn the Meeting:	17,730,911	9,907,937	55,498	—

Item 6. Exhibits

The following exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K.

3.2	Seventh Restated Bylaws of Stewart & Stevenson Services, Inc. effective July 9, 2004, as amended.

†10.1

Form of Severance Agreement, dated as of July 19, 2004, by and between Stewart & Stevenson Services, Inc. and Carl B.  King, John B. Simmons, Stephen A. Hines, Dennis M. Dellinger, Don Kyle and Mark Whitman.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of August 2004.

STEWART & STEVENSON SERVICES, INC.

By:	/s/ Max L. Lukens
Max L. Lukens
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John B. Simmons
John B. Simmons
Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ L. Scott Biar
L. Scott Biar
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

 Exhibit Number and Description

3.2	Seventh Restated Bylaws of Stewart & Stevenson Services, Inc. effective July 9, 2004, as amended.

10.1

Form of Severance Agreement, dated as of July 19, 2004, by and between Stewart & Stevenson Services, Inc. and Carl B.King, John B. Simmons, Stephen A. Hines, Dennis M. Dellinger, Don Kyle and Mark Whitman.

31.1	Chief Executive Officer Certification.

31.2	Chief Financial Officer Certification.

32.1	Statement of Max L. Lukens, Chief Executive Officer, and John B. Simmons, Chief Financial Officer, furnished pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended.