Form 10-Q
period 2004-10-30
STEWART & STEVENSON SERVICES INC
filed 2004-12-07
CIK 94328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

Number of shares outstanding of each of the registrant’s classes of common stock, as of November 29, 2004:

Common Stock, without Par Value:  28,786,398 Shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”):

Consolidated Condensed Balance Sheets – October 30, 2004 and January 31, 2004.

Consolidated Condensed Statements of Operations – Three and Nine Months Ended October 30, 2004 and November 1, 2003.

Consolidated Condensed Statements of Cash Flows – Three and Nine Months Ended October 30, 2004 and November 1, 2003.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	October 30, 2004	January 31, 2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$75,599	$53,959
Short-term investments	7,430	7,745
Accounts receivable, net	130,086	150,102
Recoverable costs and accrued profits not yet billed	25,863	21,653
Inventories	140,185	146,277
Excess of current cost over LIFO values	(42,546)	(41,311)
Deferred income tax asset	23,548	20,349
Income tax receivable	8,594	25,846
Other current assets	6,250	17,240
Total assets of discontinued operations	69,373	44,715
Total Current Assets	444,382	446,575

Property, Plant and Equipment, net	124,382	135,417
Deferred Income Tax Asset	5,533	12,205
Intangibles and Other Assets, net	9,411	9,263
Total Assets	$583,708	$603,460

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$1,512	$1,932
Current portion of long-term debt	250	250
Accounts payable	66,337	67,996
Accrued payrolls and incentives	21,791	17,445
Billings in excess of incurred costs	35,173	69,376
Estimated losses on uncompleted contracts	6,611	16,306
Other current liabilities	47,645	41,164
Total liabilities of discontinued operations	27,578	8,472
Total Current Liabilities	206,897	222,941

Long-Term Debt, net of current portion	25,883	26,260
Accrued Postretirement Benefits and Pension	42,622	52,056
Other Long-Term Liabilities	3,724	4,720
Total Liabilities	279,126	305,977
Shareholders’ Equity:
Common stock, without par value, 100,000,000 shares authorized; 28,780,273 and 28,644,510 shares issued, respectively	58,733	57,056
Accumulated other comprehensive loss	(26,173)	(25,534)
Retained earnings	272,022	265,961
Total Shareholders’ Equity	304,582	297,483
Total Liabilities and Shareholders’ Equity	$583,708	$603,460

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
	(Unaudited)		(Unaudited)

Sales	$291,160	$275,660	$864,961	$845,687
Cost of sales	254,686	255,625	755,349	747,717

Gross profit	36,474	20,035	109,612	97,970

Selling and administrative expenses	25,966	38,072	80,813	103,809
Pension curtailment expense	—	—	—	2,400
Other income, net	(1,270)	(51)	(3,944)	(530)

Operating profit (loss)	11,778	(17,986)	32,743	(7,709)

Interest expense	534	640	1,487	2,576
Interest income	(411)	(142)	(997)	(1,201)

Earnings (loss) from continuing operations before income taxes	11,655	(18,484)	32,253	(9,084)
Income tax expense (benefit)	3,280	(7,205)	10,766	(4,320)
Net earnings (loss) from continuing operations	8,375	(11,279)	21,487	(4,764)
Loss from discontinued operations, net of tax benefit of ($5,207), ($2,712), ($6,182) and ($4,278)	(6,292)	(4,162)	(8,085)	(6,772)
Net earnings (loss)	$2,083	$(15,441)	$13,402	$(11,536)

Weighted average shares outstanding:
Basic	28,768	28,600	28,729	28,538
Diluted	29,186	28,600	29,100	28,538

Earnings (loss) per share:
Basic:
Continuing operations	$0.29	$(0.39)	$0.75	$(0.17)
Discontinued operations	(0.22)	(0.15)	(0.28)	(0.23)
Net earnings (loss) per share	$0.07	$(0.54)	$0.47	$(0.40)

Diluted:
Continuing operations	$0.29	$(0.39)	$0.74	$(0.17)
Discontinued operations	(0.22)	(0.15)	(0.28)	(0.23)
Net earnings (loss) per share	$0.07	$(0.54)	$0.46	$(0.40)

Cash dividends per share	$0.085	$0.085	$0.255	$0.255

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
	(Unaudited)		(Unaudited)
Operating Activities
Net earnings (loss)	$2,083	$(15,441)	$13,402	$(11,536)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Net loss from discontinued operations	6,292	4,162	8,085	6,772
Deferred tax expense (benefit)	(2,471)	2,513	3,734	82
Provision for excess and obsolete inventory	—	4,700	—	4,700
Depreciation and amortization	7,679	7,403	22,268	21,609
Gain on sale of assets, net	(760)	—	(2,604)	—
Change in operating assets and liabilities net of the effect of acquisition, divestiture and discontinued operations:
Accounts receivable, net	(3,767)	2,474	22,337	8,300
Recoverable costs and accrued profits not yet billed	1,237	(4,134)	(4,210)	(36,955)
Inventories	(4,906)	2,010	1,899	7,288
Other current and noncurrent assets	(857)	(5,052)	20,080	(10,000)
Accounts payable	2,635	(8,127)	(1,659)	4,321
Accrued payrolls and incentives	6,441	4,902	4,346	2,463
Billings in excess of incurred costs	3,269	(3,405)	(34,204)	5,638
Estimated losses on uncompleted contracts	(12,058)	—	(9,695)	—
Other current liabilities	2,323	6,423	6,391	11,052
Accrued postretirement benefits and pension	(10,148)	(10,421)	(9,434)	(7,138)
Other, net	166	(22)	(1,412)	(263)
Net Cash Provided by (Used in) Continuing Operations	(2,842)	(12,015)	39,324	6,333
Net Cash Used in Discontinued Operations	(8,301)	(4,660)	(17,268)	(3,496)
Net Cash Provided by (Used in) Operating Activities	(11,143)	(16,675)	22,056	2,837

Investing Activities
Capital expenditures, excluding rental equipment	(4,828)	(7,123)	(10,910)	(16,119)
Additions to rental equipment	(2,038)	(3,053)	(5,004)	(9,357)
Proceeds from sale of businesses	891	—	4,523	—
Acquisition of businesses	—	(965)	—	(1,374)
Proceeds from disposal of property, plant and equipment	3,296	3,405	17,220	4,907
Change in short-term investments	3,505	3,115	315	(7,815)
Net investing activities of discontinued operations	38	550	112	550
Net Cash Provided by (Used in) Investing Activities	864	(4,071)	6,256	(29,208)

Financing Activities
Change in short-term notes payable	(311)	(226)	(420)	866
Payments on long-term borrowings	(250)	(250)	(250)	(30,250)
Dividends paid	(2,465)	(2,428)	(7,341)	(7,273)
Proceeds from exercise of stock options	89	622	1,339	1,518
Net Cash Used in Financing Activities	(2,937)	(2,282)	(6,672)	(35,139)

Increase (decrease) in cash and cash equivalents	(13,216)	(23,028)	21,640	(61,510)
Cash and cash equivalents, beginning of period	88,815	69,512	53,959	107,994
Cash and cash equivalents, end of period	$75,599	$46,484	$75,599	$46,484

Cash Paid For:
Interest	$50	$83	$1,167	$2,508
Income taxes (excluding refunds)	768	517	1,078	3,528

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three and nine months ended October 30, 2004 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2005.

The Company’s fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, the Company’s “Fiscal 2004” commenced on February 1, 2004 and ends on January 31, 2005.  The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks.  The third quarter of Fiscal 2004 commenced on August 1, 2004 and ended on October 30, 2004, and the third quarter of Fiscal 2003 commenced on August 3, 2003 and ended on November 1, 2003.

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

Note 2 – Comprehensive Income

Total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Net earnings (loss)	$2,083	$(15,441)	$13,402	$(11,536)
Unrealized income (loss) on forward contracts, net of tax	(34)	91	(310)	(7)
Currency translation gain (loss), net of tax	120	(53)	(330)	(230)
Comprehensive income (loss)	$2,169	$(15,403)	$12,762	$(11,773)

Note 3 - Discontinued Operations

On December 6, 2004, the Company entered into an agreement to sell substantially all of the assets and business of its Airline Products segment for cash of $60 million and other consideration, subject to adjustment.  The sale is expected to close by the end of Fiscal 2004, and is subject to customary regulatory approvals and certain other conditions to closing.  Accordingly, the identified assets and liabilities held for sale and results of operations for this business are being reported as discontinued operations for all periods presented.  Sales and operating loss in the three and nine months ended October 30, 2004 and November 1, 2003 from the Airline Products business were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Sales	$26,749	$14,379	$73,558	$46,975
Operating loss	(196)	(6,479)	(677)	(8,963)
Operating loss, net of taxes	(107)	(4,219)	(384)	(5,847)

During Fiscal 2002, the Company sold certain assets and exited the activities related to its blowout preventer and controls, valve and drilling riser business.  When the transaction was consummated, the Company retained certain contracts and related assets as well as the receivables and certain liabilities of the business, including warranty responsibility for products sold before closing as well as warranty responsibility for retained contracts to be completed.  In some cases, the Company has agreements with customers on commitments to support its products, including retained warranties and contracts.  During the second quarter of Fiscal 2004, the Company recognized $2.1 million of additional estimated losses ($1.4 million after-tax) related to certain obligations associated with this business based on developments during the period.  During the third quarter of Fiscal 2004, the Company recorded a $6.0 million charge, net of tax, to reflect the November 2004 settlement of a customer lawsuit that was filed on May 30, 2002 (see Note 5).  The assets, liabilities and results of operations of this business are reported as discontinued operations.

Discontinued operations from this business generated the following sales and operating losses in the three and nine months ended October 30, 2004 and November 1, 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Sales	$443	$122	$1,430	$1,502
Operating loss	(11,303)	(394)	(13,590)	(2,087)
Operating loss, net of taxes	(6,185)	57	(7,701)	(925)

During the third quarter of Fiscal 2004, the Company received an assessment from the Mexican taxing authority totaling approximately $6 million, including penalties and interest.  This assessment relates to a 1995 equipment sale from the Company’s gas turbine division, which division was sold by the Company in 1998.  The Company believes it has valid defenses to this assessment, and has filed an appeal in the Mexican Tax Court.  Based on its analysis, the Company has provided accruals in prior years that it believes to be adequate for estimated losses related to the ultimate outcome of this matter.

Note 4 - Segment Information

The Company’s operating segments are organized based on the products and services offered and are aligned with the Company’s internal management structure.  Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) from continuing operations before interest and income taxes, net of certain corporate allocations.

The Company has identified four operating segments.  Sales and operating profit (loss) by operating segment are as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Sales
Tactical Vehicle Systems	$133,431	$110,036	$412,951	$329,378
Power Products	129,813	128,901	374,212	382,621
Engineered Products	25,356	29,231	64,560	93,604
Distributed Energy Solutions	2,560	7,492	13,238	40,084
Total sales	$291,160	$275,660	$864,961	$845,687

Operating profit (loss)
Tactical Vehicle Systems	$15,972	$16,770	$54,152	$51,811
Power Products	3,243	(6,627)	4,902	(15,565)
Engineered Products	815	(1,532)	133	(1,405)
Distributed Energy Solutions	(5,163)	(20,720)	(16,075)	(27,374)
Corporate expenses, net	(3,089)	(5,877)	(10,369)	(15,176)
Total operating profit (loss)	11,778	(17,986)	32,743	(7,709)

Interest expense	534	640	1,487	2,576
Interest income	(411)	(142)	(997)	(1,201)
Earnings (loss) from continuing operations before income taxes	$11,655	$(18,484)	$32,253	$(9,084)

Operating profit (loss) percentage
Tactical Vehicle Systems	12.0%	15.2%	13.1%	15.7%
Power Products	2.5	(5.1)	1.3	(4.1)
Engineered Products	3.2	(5.2)	0.2	(1.5)
Distributed Energy Solutions	(201.7)	(276.6)	(121.4)	(68.3)
Consolidated	4.0%	(6.5)%	3.8%	(0.9)%

Power Products

During the first quarter of Fiscal 2004, the Company exited the business activities associated with the distribution of Mercury Marine and MerCruiser products.  As a result, the distribution agreement for these products was terminated in March 2004 and the assets of this product line were sold for adjusted cash proceeds of $3.3 million.  Also in the first quarter of Fiscal 2004, the Company sold the net assets and exited the activities associated with its wheelchair lift manufacturing operation.  Consideration received for this asset sale included a receivable of $0.3 million, which is due during the fourth quarter of Fiscal 2004, along with royalty rights based on wheelchair lift sales over the next five years.  No material gain or loss was recognized on these transactions, individually or in the aggregate.

The activities above resulted in the closure of two branch locations which were primarily focused on the sale of Mercury Marine and MerCruiser products in Florida and Virginia.  Additionally during the first quarter of Fiscal 2004, the Company closed an under-performing branch location in Auburn, Washington.  Exit costs associated with these actions were $0.2 million, which was charged to selling and administrative expenses during the first quarter of Fiscal 2004.  As of October 30, 2004, $0.1 million of these exit costs remained accrued and unpaid.

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

Effective October 30, 2004, the Company sold the assets associated with the distribution of the Thermo King product line for total cash consideration of $2.1 million, which was received subsequent to the end of the third quarter.  Also in the third quarter of Fiscal 2004, the Company sold assets associated with equipment transportation activities for total cash proceeds of $0.6 million.  A net gain of $0.9 million was recognized in the third quarter as a result of these transactions.

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

Distributed Energy Solutions

During the third quarter of Fiscal 2003, the Company announced its decision to exit the turnkey engineering, procurement and construction (“EPC”) activities within the Distributed Energy Solutions segment.  With respect to such turnkey activities, the Company is not quoting any new business but continues to perform under existing contracts.  The Company has completed the majority of EPC obligations that were entered into prior to its decision to exit; however, a number of EPC projects are not expected to be completed until Fiscal 2005.  In addition, the Company will retain and execute obligations under certain fixed price operation and/or maintenance contracts related to EPC projects, which have terms ranging from two to ten years.  Total estimated exit costs, which primarily relate to the termination of employees, are $0.4 million, of which $0.1 million were expensed and paid during the nine months ended October 30, 2004.  No liability was established for the remaining exit costs of approximately $0.2 million as of October 30, 2004, as these costs do not meet the recognition criteria set forth under Statement of Financial Accounting Standards (“SFAS”) No. 146.

Note 5 - Guarantees and Contingencies

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

A summary of warranty activity for continuing operations for the three and nine months ended October 30, 2004 and November 1, 2003 follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Accrued warranty costs - Beginning of period	$6,369	$4,688	$6,719	$5,296
Payments for warranty obligations	(1,638)	(1,177)	(3,528)	(3,177)
Warranty accrual for current period sales	2,095	2,110	4,110	3,411
Changes related to pre-existing warranties	(359)	(11)	(834)	80
Accrued warranty costs - End of period	$6,467	$5,610	$6,467	$5,610

Guarantees:  The Company is occasionally required to issue performance indemnities or to post letters of credit, generally issued by a bank, to collateralize certain insurance programs, to secure credit facilities or to ensure performance under contracts.  A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit.  If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit.  Generally, a letter of credit is released when the Company has satisfied the obligations that the letter of credit is securing.  As of October 30, 2004 and January 31, 2004, the Company had letters of credit outstanding totaling $12.5 million and $12.7 million, respectively.  Also, the Company has guaranteed the performance output levels of equipment serviced by the Company under certain operation and maintenance contracts, which have terms ranging from two to ten years.  Some of these contracts contain liquidated damages provisions.  In addition, the Company had contingent performance indemnities of approximately $6.7 million as of October 30, 2004 and January 31, 2004, which expire in Fiscal 2007.

U.S. Government Contingencies:  During Fiscal 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show.  The Company is advised that the U.S. Customs Service and the Department of Justice have conducted an investigation of potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems and firearms.  Such investigation could result in the filing of civil or administrative sanctions against the Company and/or individual employees, and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. government or the benefit of federal assistance payments.  While they are possible, the Company does not believe that criminal sanctions will be sought.  The Company believes that resolution of this matter will not have a material adverse effect on its consolidated results of operations or upon its consolidated financial condition or liquidity and believes that the resolution of the matter that is possibly most adverse to the Company will involve the payment of a civil penalty that will not materially adversely affect the Company.

The Company is a defendant in a suit brought under the qui tam provision of the False Claims Act, United States of America, ex rel. Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems.  The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000.  On February 2, 2004, the District Court found in favor of the Company and dismissed all of the plaintiff’s claims by summary judgment without proceeding to trial. After having all claims dismissed by the District Court, the plaintiffs then filed a notice of appeal on March 1, 2004 in the United States Court of Appeals for the Fifth Circuit, No. 04-20209.  The appeal has been fully briefed but oral argument has not yet been scheduled by the Court of Appeals.  A decision by the Fifth Circuit is not expected until sometime in Fiscal 2005.  The Company believes the District Court correctly dismissed all of the plaintiff’s claims as being without merit and will continue to vigorously defend the suit in the court of appeals.  While the Company does not believe that an adverse outcome is reasonably likely, an unexpected adverse outcome in the suit could have a material adverse impact on the Company’s consolidated results of operations, financial position and liquidity.  The Company is presently unable to determine whether any liability has been incurred in this matter, other than legal fees and expenses, which have been provided for, or to reasonably estimate the amount or range of any loss that may result from this matter, and thus no accruals have been recorded in this matter other than estimated legal fees and expenses relating to the appeal.

Diamond Offshore Litigation:  In November 2004, the Company reached an agreement to settle certain previously reported litigation brought by several subsidiaries of Diamond Offshore Drilling, Inc.  (collectively, “Diamond Offshore”) on May 30, 2002, arising out of claims relating to a marine riser manufactured by the Company and purchased by Diamond Offshore, Cause No. 2002-27831; Diamond Offshore International Corporation, Diamond Offshore Company, Diamond Offshore Services Company, Diamond Offshore (USA), Inc., Diamond Offshore International Limited, and Diamond Offshore Drilling, Ltd. v. Stewart & Stevenson Services, Inc.; in the District Court of Harris County, Texas 125th Judicial District Court.  The parties have agreed to settle the litigation, pursuant to which the Company expects to contribute $11.8 million, net of insurance proceeds.  The settlement is subject to the execution of definitive agreements. The Company recorded its expected settlement contribution, net of related income tax benefit, to loss from discontinued operations during the third quarter of Fiscal 2004.

Klickitat Litigation:  The Company and several of its subsidiaries are defendants in a suit filed by the Klickitat County Public Utility District No. 1 on December 11, 2003 arising out of claims relating to a landfill gas power generation facility in Roosevelt,

Washington, Cause No. CY-03-3175-LRS; Klickitat County Public Utility District No. 1 v. Stewart & Stevenson Services, Inc., Stewart & Stevenson Power, Inc., Sierra Detroit Diesel Allison, Inc., Pamco International, Inc. and Waukesha Engine Dresser, Inc.; in the United States District Court for the Eastern District of Washington.  The plaintiff has asserted claims with respect to equipment installed and used since 1999 for breach of contract; promissory estoppel; violations of the Washington Products Liability Act; breach of warranties; intentional or negligent misrepresentation; and violations of the Washington Consumer Protection Act and seeks recovery of damages in excess of $13 million.  The Company is vigorously defending this suit.  It is presently impossible for the Company to determine the ultimate outcome of this suit or whether its resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in this matter or to reasonably estimate the amount of any loss that may result from this matter.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it believes are adequate for estimated legal fees that it expects to incur associated with this matter.

Distributed Energy Solutions Contingencies:  As discussed in Note 4, during the third quarter of Fiscal 2003, the Company decided to exit the turnkey EPC activities of the Distributed Energy Solutions business.  In connection with certain contracts, the Company received a written notice of dispute in late 2003 from a customer regarding equipment and services to be provided to several sites operated by the customer.  In the dispute notice, the customer alleged various contractual claims, including claims for liquidated damages.  The Company responded to the dispute and engaged in settlement discussions.  In Fiscal 2003, the Company recorded substantial losses on the contracts based on estimated costs to complete the contracts and to otherwise address customer issues on the contracts.  In September 2004, the Company and the customer reached a settlement in this dispute, pursuant to which the Company is required to perform certain obligations to complete the customer sites, pay a cash settlement and provide operations and maintenance services at the customer sites through August 2007.  The Company recorded no significant gain or loss in Fiscal 2004 as a result of this settlement.

NEO Dispute:  On November 3, 2004, the Company was served with a demand for arbitration by NEO California Power, LLC and NEO Corporation (collectively “NEO”) with respect to two EPC contracts (entered into in December 2000 and March 2001) between a subsidiary of the Company in the Distributed Energy Solutions segment and NEO, for the engineering and construction of two natural gas fueled electricity generating facilities in California, and with respect to a related “Payment Agreement” entered into in October 2001.  The demand included the initiation of arbitration proceedings in Minneapolis, Minnesota, under the auspices of the American Arbitration Association.  The factual basis alleged to underlie the arbitration demand appears to be NEO’s position that, although the power projects began operations during 2001, the plants have had operational problems, including failure to meet performance standards for heat rate, net electrical output and, particularly, emissions.  NEO alleges claims in excess of $65 million, based on legal theories of recovery under Minnesota and California law that include intentional misrepresentation, negligent misrepresentation, concealment, violation of contractor license requirements, unfair competition, negligence and breach of contract as well as claims on $4.7 million of surety bonds as to the contract.  Notwithstanding the facts that the contracts between the Company subsidiary and NEO provided for an exclusive method of dispute resolution which, under the contracts, (i) necessitated appropriate notice and a period of mutual efforts to resolve a dispute, which efforts (if unsuccessful) were to be followed by a mandatory non-binding mediation, and (ii) (should such mediation fail) resolution by binding arbitration, on November 2, 2004, NEO filed a lawsuit against the Company and the surety bond company in the Superior Court of California for the County of Madera, alleging essentially the same claims that it makes in the arbitration demand.  While these claims by NEO against the Company are new and unexpected, the Company believes they are without merit and intends to defend them vigorously, whether in court or arbitration or both.  The Company further believes, in addition to its basic view that the generating facilities are operating satisfactorily and that NEO is incorrect in various factual allegations, that it has meritorious legal defenses to the claims.  It is not, however, possible at present for the Company to determine the ultimate outcome of these claims or whether their resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of these claims.  The Company has, however, recorded accruals that it believes are adequate for certain estimated legal fees it expects to incur associated with these claims.

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

The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury and warranty matters normally incident to the Company’s business.  No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which the Company conducts its business or on its consolidated results of operations, financial position or liquidity.  The Company maintains certain insurance policies that provide coverage for product liability and personal injury cases.  The Company has established reserves that it believes to be adequate based on current evaluations and its experience in these types of claim situations.  Nevertheless, an unexpected outcome or adverse development in any such case could have a material adverse impact on the Company’s consolidated results of operations in the period it occurs.

Note 6 – Inventories

Summarized below are the components of inventories related to continuing operations, net of customer deposits (in thousands):

	October 30, 2004	January 31, 2004

Inventory purchased under distributor agreements	$76,843	$87,712
Raw materials and spare parts	23,312	18,651
Work in process	27,320	21,842
Finished goods	12,710	18,072
	140,185	146,277
Excess of current cost over LIFO values	(42,546)	(41,311)
Total Inventories	$97,639	$104,966

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

Note 7 – Earnings (Loss) Per Share

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share as presented on the consolidated condensed statements of operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Numerator:
Earnings (loss) available to common shareholders
From continuing operations	$8,375	$(11,279)	$21,487	$(4,764)
From discontinued operations	(6,292)	(4,162)	(8,085)	(6,772)
Net earnings (loss)	$2,083	$(15,441)	$13,402	$(11,536)

Denominator:
Denominator for basic earnings per share - Weighted average shares outstanding	28,768	28,600	28,729	28,538
Effect of dilutive securities:
Employee and director stock options	418	—	371	—
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	29,186	28,600	29,100	28,538

Basic earnings (loss) per share:
From continuing operations	$0.29	$(0.39)	$0.75	$(0.17)
From discontinued operations	(0.22)	(0.15)	(0.28)	(0.23)
Net earnings (loss) per share	$0.07	$(0.54)	$0.47	(0.40)

Diluted earnings (loss) per share:
From continuing operations	$0.29	$(0.39)	$0.74	$(0.17)
From discontinued operations	(0.22)	(0.15)	(0.28)	(0.23)
Net earnings (loss) per share	$0.07	$(0.54)	$0.46	$(0.40)

Number of shares under anti-dilutive stock options outstanding	984	2,216	985	2,216

Note 8 – Stock-Based Compensation

The Company uses the intrinsic value method of accounting to account for its stock-based compensation programs.  Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of the Company’s common stock on the grant date.

The following pro forma data are calculated as if compensation expense for the Company’s stock option plans was determined based on the fair value at the grant date for awards under these plans, amortized to expense on a pro rata basis over the option vesting period (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Net earnings (loss):
As reported	$2,083	$(15,441)	$13,402	$(11,536)
Pro forma compensation expense, determined under fair value method, net of tax	(601)	(467)	(1,661)	(1,149)
Pro forma	$1,482	$(15,908)	$11,741	$(12,685)

Basic earnings (loss) per share:
As reported	$0.07	$(0.54)	$0.47	$(0.40)
Pro forma	0.05	(0.56)	0.41	(0.44)

Diluted earnings (loss) per share:
As reported	$0.07	$(0.54)	$0.46	$(0.40)
Pro forma	0.05	(0.56)	0.40	(0.44)

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

The net periodic benefit cost associated with the Company’s defined benefit pension plans and defined benefit postretirement medical plan consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Service cost	$183	$649	$549	$1,947
Interest cost	1,888	1,938	5,664	5,814
Expected return on plan assets	(2,048)	(1,909)	(6,144)	(5,727)
Curtailment expense	—	—	—	2,369
Amortization of prior service cost	—	31	—	93
Recognized actuarial loss	365	169	1,095	507
Net periodic benefit cost	$388	$878	$1,164	$5,003

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Service cost	$—	$138	$—	$414
Interest cost	164	260	492	780
Curtailment gain	—	—	—	(142)
Amortization of prior service cost	(191)	(113)	(573)	(339)
Recognized actuarial loss	73	93	219	279
Net periodic benefit cost	$46	$378	$138	$992

During the first nine months of Fiscal 2004 and Fiscal 2003, the Company contributed $10.5 million and $13.1 million, respectively, to its defined benefit pension plans.  The Company does not intend to make any additional contributions during Fiscal 2004.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  FASB Staff Position 106-2, issued in May 2004, provides guidance on the accounting for the effects of the Act, and was adopted by the Company in the third quarter of Fiscal 2004.  The financial impact of this change was not material to the Company’s consolidated financial statements.

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

Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2004” commenced on February 1, 2004 and ends on January 31, 2005.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.  The third quarter of Fiscal 2004 commenced on August 1, 2004 and ended on October 30, 2004, and the third quarter of Fiscal 2003 commenced on August 3, 2003 and ended on November 1, 2003.

RESULTS OF OPERATIONS

Strategic Overview

As previously announced, we initiated a comprehensive strategic review of our primary businesses during the second half of Fiscal 2003.  As part of this review, we refocused our primary operating metrics and management incentive measurement to emphasize the need for each of our businesses to achieve acceptable returns on shareholder invested capital.  We are taking actions in each of our business segments that we believe will help us achieve and sustain an acceptable return on invested capital.  During the first nine months of Fiscal 2004, we have continued to make progress in our execution of management action plans required to meet these objectives.  The significant highlights of our progress in each operating segment are described below.

Tactical Vehicle Systems – As we transition to the new multi-year Family of Medium Tactical Vehicles (“FMTV”) contract with the U.S. Army during the fourth quarter of 2004, we continue to pursue opportunities to supplement this contract.  As previously announced, we were awarded two contracts from Lear Siegler totaling $19.8 million to provide on-site service support at a U.S. Army base where approximately 1,000 FMTVs and 400 Heavy Expanded Mobility Tactical Trucks will be reset to their full operational standards.  In addition, we were awarded a separate contract directly with the U.S. Army, which is expected to generate approximately $17 million of sales, to reset 200 FMTVs to their full operational standards.  We also received a contract award valued at $32.8 million for the production of 385 Low Signature Armored Cabs (“LSAC”) for the FMTV, with deliveries scheduled through February 28, 2005.  The contract has recently been modified to add 813 additional LSACs, for which the delivery schedule and pricing are expected to be finalized in the fourth quarter.

Power Products – We completed numerous streamlining and cost reduction actions in the first nine months of Fiscal 2004, and we continue to evaluate additional opportunities.  Key actions taken during Fiscal 2004 include the sale of assets and distribution rights of the Thermo King and Mercury Marine MerCruiser product lines, the sale of assets of the wheelchair lift manufacturing product line, the sale of certain undeveloped real estate and an idle manufacturing facility, the closure of an under-performing branch located in Auburn, Washington and the sale of certain assets within our rental equipment fleet.  These product and facility exits represent approximately $60 million in annual sales, which have largely been replaced by a higher quality revenue stream as a result of improved economic conditions and focused sales efforts in our primary markets.  As a result of the many actions taken during the second half of Fiscal 2003 and the first nine months of Fiscal 2004, total headcount for this segment as of October 30, 2004 has been reduced by 349 personnel (or 17%) since September 2003, of which 152 such reductions have occurred since January 31, 2004.

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

Distributed Energy Solutions – Our efforts in this segment continue to be focused upon completing remaining contractual obligations and winding down the engineering, procurement and construction (“EPC”) activities of this business.  We have completed the majority of EPC obligations that were entered into prior to our decision to exit; however, a number of EPC projects are not expected to be completed until Fiscal 2005.

Airline Products – On December 6, 2004, we entered into an agreement to sell substantially all of the assets and business of our Airline Products segment for cash of $60 million and other consideration, subject to adjustment.  The sale is expected to close by the end of Fiscal 2004, and is subject to customary regulatory approvals and certain other conditions to closing.  We concluded in the second quarter of Fiscal 2004 that this business was not core to the long-term direction of the Company, and therefore, it was in the best interest of our shareholders to redeploy the capital invested in this segment to other more strategic activities.

Fiscal 2004 vs. Fiscal 2003

Sales for the third quarter of Fiscal 2004 were $291.2 million, a $15.5 million (6.1%) increase over the $275.7 million recorded in the third quarter of Fiscal 2003.  This increase in sales is primarily attributable to a $23.4 million increase in our Tactical Vehicle Systems segment, which was partially offset by lower sales in the Engineered Products and Distributed Energy Solutions segments.  For the first nine months of Fiscal 2004, sales were $865.0 million, which represented an increase of $19.3 million, or 2%, from the corresponding period in Fiscal 2003.  The increased sales volume for this period was also largely attributable to increases in our Tactical Vehicle Systems segment, partially offset by lower sales in all other segments.  The changes within each segment are explained in greater detail in the Segment Data section below.

Gross profit increased by $16.4 million to $36.5 million in the third quarter of Fiscal 2004 from the third quarter of Fiscal 2003, reflecting an improvement in gross profit margin from 7.3% to 12.5%.  The increase in gross profit is primarily attributable to $12.0 million of reduced losses in our Distributed Energy Solutions segment as we continue to complete existing EPC projects and fulfill customer obligations.  Additionally, the Power Products segment contributed an additional $3.3 million gross profit improvement resulting from a variety of strategic actions and cost reduction programs. The remainder of the gross profit improvement was generated by the Engineered Products and Tactical Vehicle Systems segments.

For the first nine months of Fiscal 2004, gross profit increased by $11.6 million to $109.6 million from the corresponding period of Fiscal 2003, reflecting an improvement in gross profit margin from 11.6% to 12.7%.  The gross profit in the Distributed Energy Solutions segment improved by $4.4 million in the first nine months of Fiscal 2004 due to the continued wind down of EPC activities and satisfaction of remaining customer obligations.  Increased sales volume in our Tactical Vehicle Systems segment contributed to a gross profit improvement of $2.4 million, while the Engineered Products gross profit declined $0.9 million on lower sales volume.  The Power Products segment generated a $5.7 million gross profit improvement resulting from numerous strategic actions and cost reduction programs.

Selling and administrative expenses decreased to $26.0 million (8.9% of sales) in the third quarter of Fiscal 2004 from $38.1 million (13.8% of sales) in the third quarter of Fiscal 2003.  This $12.1 million (32%) reduction in selling and administrative expenses is primarily attributable to $2.3 million cost savings from employee workforce reductions, a $1.6 million reduction in fringe benefits expense associated with changes made in our employee pension, postretirement and medical benefit plans, a $3.1 million reduction in employee separation costs and other restructuring activities, $2.8 million associated with wind down of EPC activities in the Distributed Energy Solutions segment and $2.3 million associated with reductions in other expenses.

For the first nine months of Fiscal 2004, selling and administrative expenses decreased to $80.8 million (9.3% of sales) compared to $103.8 million (12.3% of sales) in the first nine months of Fiscal 2003.  This $23.0 million (22%) reduction in selling and administrative expenses is primarily attributable to a $7.7 million cost savings from employee workforce reductions, a $3.9 million reduction in fringe benefits expense associated with changes made in our employee pension, postretirement and medical benefit plans, a $4.9 million reduction in employee separation costs and restructuring activities from Fiscal 2003, $4.0 million associated with wind down of EPC activities in the Distributed Energy Solutions segment and $2.5 million associated with reductions in other expenses.

Operating results for the first nine months of Fiscal 2003 included a one-time non-cash write-off of $2.4 million of previously unamortized prior service costs (pension curtailment expense).  This charge was associated with our decision to freeze the benefits earned under our defined benefit pension plan, defined benefit supplemental executive retirement plan and postretirement medical plan effective July 1, 2003, with the exception of a small transition group.

Other income, net was $1.3 million in the third quarter of Fiscal 2004, which included $0.9 million of gains in the Power Products segment related to the exit of the Thermo King product line and sale of other assets.  For the first nine months of Fiscal 2004, other income, net was $3.9 million, which included $2.5 million of gains recognized in conjunction with the sale of assets during the second quarter of Fiscal 2004.

Net interest expense decreased by $0.4 million to $0.1 million in the third quarter of Fiscal 2004 compared to Fiscal 2003, primarily as a result of higher interest income due to higher invested cash balances and higher interest rates.  Net interest expense decreased by $0.9 million to $0.5 million for the first nine months of Fiscal 2004 compared to the corresponding period of Fiscal 2003, primarily as a result of lower debt balances due to the scheduled debt payment of $30.0 million in May 2003.

The effective tax rate was 33.4% in the first nine months of Fiscal 2004 compared to 47.6% for the corresponding period in Fiscal 2003.  The unusually high effective tax rate in Fiscal 2003 is primarily the result of the Company generating a significant loss from continuing operations during the third quarter of Fiscal 2003.

Discontinued operations generated an after-tax loss of $6.3 million in the third quarter and $8.1 million in the first nine months of Fiscal 2004, compared to a $4.2 million after-tax loss in the third quarter and a $6.8 million after-tax loss in the first nine months of Fiscal 2003. Discontinued operations include the results of our Airline Products segment as well as costs associated with retained obligations associated with our discontinued blowout preventer and controls, valve and drilling riser business, which was sold during Fiscal 2002.  The increased losses in Fiscal 2004 are primarily attributable to a $6.0 million after-tax charge for the settlement of a customer lawsuit related to the drilling riser business, partially offset by reduced operating losses in the Airline Products business.

Segment Data

Our operating segments are organized based on the products and services offered and are aligned with the internal management structure.  Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) before interest and income taxes from continuing operations, net of certain corporate allocations.

The following table represents sales and operating profit (loss) by business segment (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Sales
Tactical Vehicle Systems	$133,431	$110,036	$412,951	$329,378
Power Products	129,813	128,901	374,212	382,621
Engineered Products	25,356	29,231	64,560	93,604
Distributed Energy Solutions	2,560	7,492	13,238	40,084
Total sales	$291,160	$275,660	$864,961	$845,687

Operating profit (loss)
Tactical Vehicle Systems	$15,972	$16,770	$54,152	$51,811
Power Products	3,243	(6,627)	4,902	(15,565)
Engineered Products	815	(1,532)	133	(1,405)
Distributed Energy Solutions	(5,163)	(20,720)	(16,075)	(27,374)
Corporate expenses, net	(3,089)	(5,877)	(10,369)	(15,176)
Total operating profit (loss)	11,778	(17,986)	32,743	(7,709)

Interest expense	534	640	1,487	2,576
Interest income	(411)	(142)	(997)	(1,201)
Earnings (loss) from continuing operations before income taxes	$11,655	$(18,484)	$32,253	$(9,084)

Operating profit (loss) percentage
Tactical Vehicle Systems	12.0%	15.2%	13.1%	15.7%
Power Products	2.5	(5.1)	1.3	(4.1)
Engineered Products	3.2	(5.2)	0.2	(1.5)
Distributed Energy Solutions	(201.7)	(276.6)	(121.4)	(68.3)
Consolidated	4.0%	(6.5)%	3.8%	(0.9)%

During 2004, manufacturers and distributors of steel have experienced sharply increased prices and limited availability of steel and component parts containing steel.  These higher material costs have negatively impacted our results, particularly in our Tactical Vehicle Systems segment where increased material costs have impacted our operating profit by $6.1 million during the first nine months of Fiscal 2004.  We are continuing to work with our supply chain and pursuing all avenues to minimize this impact.  In addition, we have implemented product price increases where market conditions and contracts have allowed.  However, we anticipate continued negative impact to our material costs into Fiscal 2005.  We are unable to predict how long these conditions are likely to persist, or whether further price increases will occur in the future.

Tactical Vehicle Systems

The Tactical Vehicle Systems segment manufactures tactical vehicles under contracts with the U.S. Army and provides sustaining design engineering, service and support.  Other contracts within and outside of the U.S. are also being pursued in the segment.  During the third quarter of Fiscal 2004, this segment recorded $133.4 million of sales, a $23.4 million (21%) increase from the $110.0 million of sales recorded in the third quarter of Fiscal 2003.  Sales for the first nine months of Fiscal 2004 were $413.0 million, a $83.6 million (25%) increase from the $329.4 million of sales recorded in the corresponding period of Fiscal 2003.  The sales increase is primarily attributable to increased production volume.  A breakdown of this segment’s unit deliveries is as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Trucks	683	585	2,177	1,860
Trailers	146	121	551	379

Total Unit Deliveries	829	706	2,728	2,239

The increased unit deliveries above generated equipment sales increases of $17.6 million and $66.3 million for the third quarter and first nine months of Fiscal 2004, respectively, compared to same periods in Fiscal 2003.  Additionally, this segment recorded parts and service sales increases of $5.8 million and $17.3 million in the third quarter and first nine months of Fiscal 2004, respectively, compared to the same periods of Fiscal 2003.  The increased parts and service sales are primarily due to increased requirements for U.S. Army vehicles deployed in Iraq as well as $8.5 million of sales recorded in the second and third quarters of Fiscal 2004 related to the vehicle reset programs awarded earlier this year.

Operating profit for the third quarter of Fiscal 2004 decreased to $16.0 million (12.0% operating margin) from $16.8 million (15.2% operating margin) in the third quarter of Fiscal 2003.  The increased sales volume generated a $3.6 million improvement to operating profit.  This improvement was partially offset by a $2.8 million increase in material costs, primarily associated with higher steel prices, along with a $1.6 million decrease associated with sales mix and operating expenses partially due to the lower margin reset programs.

For the first nine months of Fiscal 2004, operating profit increased to $54.2 million (13.1% operating margin) from $51.8 million (15.7% operating margin) in the corresponding period of Fiscal 2003.  The increased sales volume generated a $13.1 million improvement to operating profit, partially offset by a $6.1 million increase in material costs, primarily associated with higher steel prices, along with a $4.6 million decrease primarily associated with the mix of unit deliveries under the FMTV contract.

As we transition to the new multi-year FMTV contract in fourth quarter of Fiscal 2004, we expect unit deliveries to decline to 627 trucks and 179 trailers in the fourth quarter of Fiscal 2004, supplemented by the reset contracts and armored cab deliveries resulting from the recently awarded LSAC contract.  Our profit margins in this segment are expected to be lower in the near future than margin levels historically achieved under the prior FMTV contract.  Actual future margins of the Tactical Vehicle Systems segment will be dependent upon a number of factors including our ability to achieve operational efficiencies, materials and labor cost control measures, the actual quantities and variations of vehicles purchased by the U.S. Army under the new contract, future prices for steel and other commodities, the potential for additional contracts, other product introductions, bid and proposal activities and other factors.  The operating margin that this segment will achieve in total may also be impacted by additional sales, if any, to other allied governments and the level of engineering service and spare parts provided.

Power Products

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded sales of $129.8 million in the third quarter of Fiscal 2004, up slightly from $128.9 million in the third quarter of Fiscal 2003. For the first nine months of Fiscal 2004, the segment recorded sales of $374.2 million, down $8.4 million (2%) from $382.6 million in the first nine months of Fiscal 2003.  A breakdown of Power Products segment sales follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Equipment sales	$43,543	$39,631	$118,943	$116,013
Parts sales	57,137	59,474	168,608	180,160
Service and rental sales	29,133	29,796	86,661	86,448
	$129,813	$128,901	$374,212	$382,621

For the third quarter and first nine months of Fiscal 2004, respectively, the change in sales from the comparable period of Fiscal 2003 includes approximately $15 million and $44 million of sales declines, respectively, attributable to the exit of the Thermo King product offering in Texas and Louisiana, the wheelchair lift manufacturing and MerCruiser product offerings, along with the closure of certain under-performing branch locations.  Additionally, parts sales are $2.3 million and $11.6 million lower, respectively, in the third quarter and first nine months of Fiscal 2004, largely as a result of changes to our distribution contracts with Detroit Diesel Corporation (“Detroit Diesel”), as discussed more fully below.  These sales declines were largely offset by higher equipment sales in continuing locations, which were largely attributable to more focused sales efforts and general economic improvements in the heavy equipment markets we serve.

Effective January 2004, we entered into new contracts with Detroit Diesel for the distribution and servicing of its diesel engine products.  One set of contracts, which expires in December 2010, is with Detroit Diesel Corporation and covers the “on-highway” products and services.  Under the terms of the new on-highway agreements with all of its distributors, Detroit Diesel allows its affiliated Freightliner, Sterling and Western Star dealers (collectively, the “FLLC dealers”) to purchase their on-highway Detroit Diesel parts directly from the Freightliner Parts Distribution Centers, rather than purchasing them from a Detroit Diesel distributor such as the Company, as was previously required.  Consequently, our parts sales to FLLC dealers have declined in the first nine months of Fiscal 2004, compared to the same period in Fiscal 2003.  Additionally, under the terms of the new contract, we have received direct compensation from Detroit Diesel totaling $1.0 million for the first nine months of Fiscal 2004 related to FLLC dealer purchases made directly from the Freightliner Parts Distribution Centers.

The second set of Detroit Diesel agreements is with DaimlerChrysler Off-Highway Holding Gmbh, and covers “off-highway” products and services.  This contract expires in December 2004 and includes terms similar to the previous distribution agreement.  We are currently negotiating a three year extension to this agreement. We expect to have this negotiation completed in the fourth quarter of Fiscal 2004 on terms similar to previous agreements.

This segment recorded an operating profit of $3.2 million in the third quarter of Fiscal 2004 compared to a $6.6 million operating loss in the third quarter of Fiscal 2003.  The improvement in operating profit is primarily attributable to on-going cost reduction programs. Workforce reductions resulted in a $5.2 million decrease in employee compensation costs between the two periods.  Additionally, changes in employee benefit programs previously described resulted in an additional $1.9 million decrease in operating expenses.  This segment also recognized a $0.9 million gain in the third quarter of Fiscal 2004 associated with the sale of assets and exit of the Thermo King product line.  Reductions in other operating expenses provided an additional $1.8 million improvement.

Operating profit for the first nine months of Fiscal 2004 was $4.9 million, representing a $20.5 million improvement over the $15.6 million operating loss recognized in the corresponding period of Fiscal 2003.  This improvement was driven primarily by the cost reduction programs, including $13.1 million from workforce reductions, $4.5 million from employee benefit program changes, $1.2 million of gains recognized on the sale of assets, $1.0 million of direct compensation from Detroit Diesel, and $1.8 million from other operating expense reductions.  These improvements were partially offset by a $1.1 million decline from lower sales volume and changes in sales mix.

As mentioned above, we sold the assets of our wheelchair lift manufacturing and MerCruiser distribution product offerings during the first quarter of Fiscal 2004 for aggregate cash proceeds of $3.2 million and a receivable of $0.9 million.  No material gain or loss was recognized on these transactions, individually or in the aggregate.  During the second quarter of Fiscal 2004, we sold a vacant manufacturing facility and certain rental equipment assets for aggregate proceeds of $8.6 million, resulting in a gain of $0.3 million to the segment. During the third quarter of Fiscal 2004, we sold the assets of our Thermo King distribution product offering and other assets for net cash proceeds of $2.6 million, resulting in a gain of $0.9 million to the segment.  We continue to evaluate the various product and service offerings, distribution channels and cost structure in this business segment and intend to take further action, as necessary, to improve the segment’s contribution to the Company’s overall return on invested capital.

Engineered Products

The Engineered Products segment consists of two primary product lines, petroleum equipment and utilities equipment.  The petroleum equipment business manufactures equipment primarily for the well stimulation segment of the oil service industry.  The utilities equipment products include mobile railcar movers, snowblowers and off-road seismic vehicles.  Sales in this segment decreased to $25.4 million in the third quarter of Fiscal 2004 from $29.2 million in the third quarter of Fiscal 2003, representing a 13% decline. For the first nine months of Fiscal 2004, sales decreased $29.0 million (31%) to $64.6 million from $93.6 million in the corresponding period of Fiscal 2003. The decreases experienced in Fiscal 2004 are largely due to the timing of execution on several large petroleum equipment orders which were largely completed during the first half of Fiscal 2003.  Compared to the corresponding periods in Fiscal 2003, petroleum equipment sales represented $7.1 million and $41.5 million of this segment’s sales decline in the third quarter and first nine months, respectively.  The declines in petroleum equipment sales were partially offset by increases in utilities equipment sales, primarily associated with the sales of off-road seismic vehicles.

Operating profit for the third quarter of Fiscal 2004 was $0.8 million, a $2.3 million improvement from the $1.5 million operating loss in the third quarter of Fiscal 2003, despite the decline in sales volume.  The improvement in operating profit is largely attributable to sales mix changes as the decline in profit associated with the large international equipment orders in Fiscal 2003 was offset by the improved profitability of the utilities equipment and domestic petroleum equipment sales, generating a $1.4 million improvement to gross profit.  Additionally, the third quarter of Fiscal 2003 included $0.5 million of non-recurring project costs associated with the consolidation of manufacturing operations.  Other operating expense improvements generated an additional $0.4 million of operating profit improvement.

For the first nine months of Fiscal 2004, this segment generated a $0.1 million operating profit, reflecting a $1.5 million improvement from the $1.4 million operating loss in the corresponding period of Fiscal 2003.  This improvement was largely attributable to $1.4 million of non-recurring costs in Fiscal 2003 associated with the consolidation of manufacturing operations and the $0.6 million gain from the manufacturing facility sale in Fiscal 2004.  Sales mix, improved execution of sales contracts and other operating expense improvement largely offset the impact of the sales decline.

Our order backlog in this segment has increased to $47.1 million at October 30, 2004 from $20.1 million at the end of Fiscal 2003.  Additionally, subsequent to October 30, 2004, this segment obtained an international petroleum equipment order totaling $43.7 million, increasing the backlog in this segment to its highest level since inception.  The execution of these contracts currently in backlog is expected to improve sales and operating profits in future quarters.

Distributed Energy Solutions

The Distributed Energy Solutions segment packages and markets reciprocating diesel and natural gas engine generator sets and markets power generation solutions primarily in domestic and certain international markets.  As previously reported, we announced the decision to exit EPC activities within this segment during the third quarter of Fiscal 2003.  With respect to such EPC activities, we are not quoting any new business but we continue to perform under existing contracts.

Sales for this segment decreased $4.9 million to $2.6 million in the third quarter of Fiscal 2004 compared to $7.5 million in the third quarter of Fiscal 2003.  For the first nine months of Fiscal 2004, this segment generated sales of $13.2 million, compared to $40.1 million in the corresponding period in Fiscal 2003.  The decline in sales is primarily the result of our decision to exit the EPC activities.  Sales in the first nine months of Fiscal 2004 primarily relate to our continued execution of remaining customer obligations under existing contracts.

Operating loss for the third quarter of Fiscal 2004 was $5.2 million, compared to a $20.7 million operating loss in the third quarter of Fiscal 2003.  For the first nine months of Fiscal 2004, this segment’s operating loss was $16.1 million, compared to $27.4 million in the corresponding period of Fiscal 2003.  The decreased operating loss is largely attributable to the wind down of EPC activities as we continue to complete existing EPC projects and fulfill customer obligations.  Additionally, this segment incurred $0.5 million and $1.5 million of non-recurring project costs in the third quarter and first nine months of Fiscal 2003, respectively, related to the consolidation of manufacturing operations.

As reported previously, in connection with certain contracts, the Company received a written notice of dispute in late 2003 from a customer regarding equipment and services to be provided to several sites operated by the customer.  In the dispute notice, the customer alleged various contractual claims, including claims for liquidated damages.  The Company responded to the dispute and engaged in settlement discussions.  In Fiscal 2003, the Company recorded substantial losses on the contracts based on estimated costs to complete the contracts and to otherwise address customer issues on the contracts.  In September 2004, the Company and the customer reached a settlement in this dispute, pursuant to which the Company is required to perform certain obligations to complete the customer sites, pay a cash settlement and provide operations and maintenance services at the customer sites through August 2007.  The Company recorded no significant gain or loss in Fiscal 2004 as a result of this settlement.

As we continue to perform our remaining obligations associated with the EPC activities of this segment, we have encountered a number of customer notices or disputes, including the item mentioned above and other matters discussed in Note 5 to the consolidated condensed financial statements.  In these and other cases, we are taking every reasonable effort to avoid further claims by working with our customers and supply partners to address customer issues related to our EPC contract performance.  Although we have completed the majority of EPC obligations that were entered into prior to our decision to exit the business, a number of EPC projects are not expected to be completed until Fiscal 2005.  Until all of these projects are completed, we believe we will continue to recognize operating losses in this segment as the overall low volume of sales and margins is not sufficient to cover this segment’s infrastructure costs. Additionally, while we have recognized all known estimated losses on these uncompleted contracts, warranty obligations and other customer disputes, continued uncertainty remains related to the execution of the remaining obligations related to our EPC activities.  These uncertainties may result in additional unexpected losses until all remaining EPC projects are completed, our customers are satisfied with our performance and related warranty periods have expired. Upon completing our remaining EPC projects, we will also retain and execute obligations under certain fixed-price operation and/or maintenance contracts related to EPC projects, which have terms ranging from two to ten years.  Upon completing all significant activities remaining with this business, we expect this segment will be reclassified to discontinued operations.

Corporate

Corporate expenses consist of costs incurred by the corporate headquarters group that cannot be directly attributed to the activities of the business segments.  Corporate expenses incurred in the third quarter of Fiscal 2004 were $3.1 million, down $2.8 million from the $5.9 million incurred in the third quarter of Fiscal 2003.  The decrease in corporate expenses is primarily attributable to a non-recurring $2.9 million charge in Fiscal 2003 for employee separation costs resulting from the resignation of our then President and Chief Executive Officer.  This reduction was partially offset by higher legal and professional expenses, including costs associated with the implementation of the internal control reporting requirements of the Sarbanes-Oxley Act of 2002.

For the first nine months of Fiscal 2004, corporate expenses were $10.4 million, compared to $15.2 million in the comparable period of Fiscal 2003.  Fiscal 2003 included a $2.4 million one-time non-cash pension curtailment expense resulting from changes made to our defined benefit pension and postretirement medical plans.  Employee separation costs declined $4.1 million due to the various corporate office workforce reductions in Fiscal 2003 as well as those costs described above.  The impact of other cost reduction efforts including corporate staff reductions were offset by higher legal and professional expenses, including $1.4 million associated with the implementation of the internal control reporting requirements of the Sarbanes-Oxley Act of 2002.  While the requirements of the Sarbanes-Oxley Act are expected to result in increased ongoing corporate expenses, we expect such ongoing costs to be lower than the levels experienced in the first nine months of Fiscal 2004.

UNFILLED ORDERS

The Company’s unfilled orders consist of written purchase orders and signed contracts.  Historically, cancellations are rare; however, these unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions.  Purchase options are not included in unfilled orders until exercised.  Unfilled orders relating to continuing operations were as follows:

	October 30, 2004	January 31, 2004
	(In millions)

Tactical Vehicle Systems	$450.9	$453.0
Power Products	31.3	26.4
Engineered Products	47.1	20.1
Distributed Energy Solutions	9.4	19.5
	$538.7	$519.0

Unfilled orders in the Tactical Vehicle Systems segment at October 30, 2004 included $357.5 million representing the funded portion of the new multi-year FMTV contract awarded in April 2003, as well as $5.7 million associated with the remaining production related to the sixth program year under the U.S. Army contract awarded in October 1998, $32.8 million of LSAC armored cab production and $15.7 million under the reset programs mentioned previously.  Additionally, subsequent to October 30, 2004, the Engineered Products segment obtained an international petroleum equipment order totaling $43.7 million and the Tactical Vehicle Systems segment obtained a modification to the LSAC contract, adding 813 LSAC armored cabs to the contract, with delivery schedule and pricing expected to be finalized in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of cash liquidity include cash and cash equivalents, short-term investments and cash from operations.  We believe that these sources will provide sufficient capital to fund our working capital requirements, capital expenditure needs, dividends and other financial commitments.

We had a $150 million unsecured revolving credit facility, which expired on January 31, 2004.  Based on our lack of borrowings under the revolving credit facility, our available cash and cash equivalents balance and the expected cash from operations for the foreseeable future, we elected at the time not to renew the facility.  To provide additional financial flexibility, we are currently negotiating a $100 million unsecured revolving credit facility with potential lenders.  We currently expect that we will enter into a new facility during the fourth quarter of Fiscal 2004 on terms that are reasonable and competitive with the current market environment.  There can be no assurance, however, that we will be able to successfully negotiate such a facility. Failure to negotiate a new facility on terms acceptable to us could restrict our future ability to make acquisitions and fund working capital, capital expenditures, common stock dividends or other financial obligations.

During Fiscal 2003, we entered into letter of credit facilities totaling $17.5 million with financial institutions, to allow us to issue letters of credit as needed to support our commercial operations.  Approximately $12.5 million of letters of credit under these facilities were outstanding as of October 30, 2004.

We have $25.0 million in unsecured senior notes outstanding, which bear interest at a rate of 7.38% and are due and payable in May 2006.  The senior notes agreement limits sales of assets and other items and contains a maximum debt-to-total capitalization covenant. Based on our financial condition as of October 30, 2004, the restrictions imposed by our senior notes do not currently restrict our ability to meet our obligations or to declare and pay dividends at historical levels.

In Fiscal 2002, we entered into an interest rate swap agreement, which expired in November 2004, with a notional amount of $15 million related to $15 million of the senior notes due in 2006.  This transaction, which is designated as a fair value hedge, effectively converts $15 million of fixed rate debt with an interest rate of 7.38% into floating rate debt with an interest rate of LIBOR plus 436 basis points.  The applicable floating interest rate as of October 30, 2004 was approximately 6.32%.  The net interest received or paid as a result of the interest rate swap is included in interest expense on the consolidated statements of operations.  The recorded value of the swap and the related fair value adjustment to the debt are carried on the consolidated balance sheets at fair value.

In addition, our international subsidiaries had foreign currency bank notes payable totaling $1.5 million at October 30, 2004 and $1.9 million at January 31, 2004.  Such notes payable consist of renewable, secured loans for the purpose of financing our South American operations.  These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by letters of credit issued by us and principally bear market-based variable rates of interest.  We use foreign denominated debt to offset the impact of foreign currency exchange rate fluctuations on our South America operations.

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

Statements of Cash Flows Data

	Three Months Ended		Nine Months Ended
(In thousands)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net cash provided by (used in):
Operating activities	$(11,143)	$(16,675)	$22,056	$2,837
Investing activities	864	(4,071)	6,256	(29,208)
Financing activities	(2,937)	(2,282)	(6,672)	(35,139)
Increase (decrease) in cash and cash equivalents	$(13,216)	$(23,028)	$21,640	$(61,510)

Selected Balance Sheet Data

(In thousands)	October 30, 2004	January 31, 2004
Cash, cash equivalents, and short-term investments	$83,029	$61,704
Working capital	237,485	223,634
Total debt	27,645	28,442

Total cash flows improved by $9.8 million in the third quarter of Fiscal 2004 compared to the third quarter of Fiscal 2003.  Net cash used in operating activities improved by $5.5 million primarily as a result of increased net earnings, which improved by $17.5 million, partially offset by changes in operating assets including a $12.1 million reduction in estimated losses on uncompleted contracts and $3.6 million of increased cash outflows associated with discontinued operations, largely due to increased inventory levels in the Airline Products business.  During the third quarters of Fiscal 2004 and 2003, we also contributed $10.6 million and $11.7 million, respectively, to our defined benefit pension plan.

Investing activities contributed a $4.9 million improvement in cash flow during the third quarter of Fiscal 2004 compared to the third quarter of Fiscal 2003.  This improvement is primarily attributable to a $3.3 million decrease in capital expenditures as Fiscal 2003 included expenditures related to the consolidation of two manufacturing facilities.

Cash outflows for financing activities increased by $0.7 million during the third quarter of Fiscal 2004 compared to the third quarter of Fiscal 2003 due primarily to changes in proceeds from the exercise of stock options.

Total cash flows for the first nine months of 2004 improved by $83.2 million compared to the same period of Fiscal 2003.  Net cash provided by operating activities increased $19.2 million, including a $33.0 million increase in cash provided by continuing operations.  Significant decreases in operating cash flows include a $13.8 increase in cash usage for discontinued operations, primarily due to increases in Airline Products inventory, as well as a $34.2 million cash usage in Fiscal 2004 related to the payment and production schedule under the existing FMTV contract and transition to the new multi-year FMTV contract.  These cash outflows were more than offset by a $22.3 million cash flow improvement in accounts receivable primarily due to customer receipts on large Engineered Products equipment orders completed during the fourth quarter of Fiscal 2003, a $24.9 million improvement in net earnings, and $21.8 million in income tax refunds received.

Investing activities contributed a $35.4 million improvement in cash flow during the first nine months of Fiscal 2004 compared to the first nine months of Fiscal 2003.  This improvement is primarily attributable to $21.7 million of cash proceeds associated with the sale of businesses and property, plant and equipment.  Additionally, cash invested in short-term investments decreased by $8.1 million and capital expenditures were $9.6 million lower due to the manufacturing facility consolidation project in Fiscal 2003 and lower purchases of rental equipment in Fiscal 2004.

Financing activities contributed a $28.5 million improvement in cash flow during the first nine months of Fiscal 2004 compared to the first nine months of Fiscal 2003, resulting from the scheduled debt payment of $30.0 million in May 2003.

As a result of the cash provided by operating activities in the first nine months of Fiscal 2004, total cash and short-term investments has increased since January 31, 2004 by $21.3 million to $83.0 million as of October 30, 2004.  Our working capital balance increased by $13.9 million during the first nine months of Fiscal 2004, primarily attributable to the $13.4 million of net earnings along with $17.2 million of plant, property and equipment disposals, partially offset by $7.3 million of dividend payments and other reductions of working capital.

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

Item 4.  Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and required to be included in our periodic filings under the Exchange Act.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

U.S. Government Contingencies:  During Fiscal 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show.  The Company is advised that the U.S. Customs Service and the Department of Justice have conducted an investigation of potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems, and firearms.  Such investigation could result in the filing of civil or administrative sanctions against the Company and/or individual employees, and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. government or the benefit of federal assistance payments.  While they are possible, the Company does not believe that criminal sanctions will be sought.  The Company believes that resolution of this matter will not have a material adverse effect on its consolidated results of operations or upon its consolidated financial condition or liquidity and believes that the resolution of the matter that is possibly most adverse to the Company will involve the payment of a civil penalty that will not materially adversely affect the Company.

The Company is a defendant in a suit brought under the qui tam provision of the False Claims Act, United States of America, ex rel.  Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for Family of Medium Tactical Vehicles delivered to the U.S. Army starting in 1995, and the suit alleges that the vehicles were substandard because of corrosion problems.  The suit was filed under seal in 1996, and following an investigation by the Justice Department, the United States declined to intervene in the suit, which was unsealed on August 29, 2000.  On February 2, 2004, the District Court found in favor of the Company and dismissed all of the plaintiff’s claims by summary judgment without proceeding to trial.  After having all claims dismissed by the District Court, the plaintiffs then filed a notice of appeal on March 1, 2004 in the United States Court of Appeals for the Fifth Circuit, No. 04-20209.  The appeal has been fully briefed but oral argument has not yet been scheduled by the Court of Appeals.  A decision by the Fifth Circuit is not expected until sometime in Fiscal 2005.  The Company believes the District Court correctly dismissed all of the plaintiff’s claims as being without merit and will continue to vigorously defend the suit in the court of appeals.  While the Company does not believe that an adverse outcome is reasonably likely, an unexpected adverse outcome in the suit could have a material adverse impact on the Company’s consolidated results of operations, financial position and liquidity.  The Company is presently unable to determine whether any liability has been incurred in this matter, other than legal fees and expenses, which have been provided for, or to reasonably estimate the amount or range of any loss that may result from this matter, and thus no accruals have been recorded in this matter other than estimated legal fees and expenses relating to the appeal.

Diamond Offshore Litigation:  In November 2004, the Company reached an agreement to settle certain previously reported litigation brought by several subsidiaries of Diamond Offshore on May 30, 2002, arising out of claims relating to a marine riser manufactured by the Company and purchased by Diamond Offshore, Cause No. 2002-27831; Diamond Offshore International Corporation, Diamond Offshore Company, Diamond Offshore Services Company, Diamond Offshore (USA), Inc., Diamond Offshore International Limited, and Diamond Offshore Drilling, Ltd. v. Stewart & Stevenson Services, Inc.; in the District Court of Harris County, Texas 125th Judicial District Court.  The parties have agreed to settle the litigation, pursuant to which the Company expects to contribute $11.8 million, net of insurance proceeds.  The settlement is subject to the execution of definitive agreements. The Company recorded its expected settlement contribution, net of related tax benefit, to loss from discontinued operations during the third quarter of Fiscal 2004.

Klickitat Litigation:  The Company and several of its subsidiaries are defendants in a suit filed by the Klickitat County Public Utility District No. 1 on December 11, 2003 arising out of claims relating to a landfill gas power generation facility in Roosevelt, Washington, Cause No. CY-03-3175-LRS; Klickitat County Public Utility District No. 1 v. Stewart & Stevenson Services, Inc., Stewart & Stevenson Power, Inc., Sierra Detroit Diesel Allison, Inc., Pamco International, Inc. and Waukesha Engine Dresser, Inc.; in the United States District Court for the Eastern District of Washington.  The plaintiff has asserted claims with respect to equipment installed and used since 1999 for breach of contract; promissory estoppel; violations of the Washington Products Liability Act; breach of warranties; intentional or negligent misrepresentation; and violations of the Washington Consumer Protection Act and seeks recovery of damages in excess of $13 million.  The Company is vigorously defending this suit.  It is presently impossible for the Company to determine the ultimate outcome of this suit or whether its resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in this matter or to reasonably estimate the amount of any loss that may result from this matter.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it believes are adequate for estimated legal fees that it expects to incur associated with this matter.

NEO Dispute:  On November 3, 2004, the Company was served with a demand for arbitration by NEO California Power, LLC and NEO Corporation (collectively “NEO”) with respect to two EPC contracts (entered into in December 2000 and March 2001) between a subsidiary of the Company in the Distributed Energy Solutions segment and NEO, for the engineering and construction of two natural gas fueled electricity generating facilities in California, and with respect to a related “Payment Agreement” entered into in October 2001.  The demand included the initiation of arbitration proceedings in Minneapolis, Minnesota, under the auspices of the American Arbitration Association.  The factual basis alleged to underlie the arbitration demand appears to be NEO’s position that, although the power projects began operations during 2001, the plants have had operational problems, including failure to meet performance standards for heat rate, net electrical output and, particularly, emissions.  NEO alleges claims in excess of $65 million, based on legal theories of recovery under Minnesota and California law that include intentional misrepresentation, negligent misrepresentation, concealment, violation of contractor license requirements, unfair competition, negligence and breach of contract as well as claims on $4.7 million of surety bonds as to the contract.  Notwithstanding the facts that the contracts between the Company subsidiary and NEO provided for an exclusive method of dispute resolution which, under the contracts, (i) necessitated appropriate notice and a period of mutual efforts to resolve a dispute, which efforts (if unsuccessful) were to be followed by a mandatory non-binding mediation, and (ii) (should such mediation fail) resolution by binding arbitration, on November 2, 2004, NEO filed a lawsuit against the Company and the surety bond company in the Superior Court of California for the County of Madera, alleging essentially the same claims that it makes in the arbitration demand.  While these claims by NEO against the Company are new and unexpected, the Company believes they are without merit and intends to defend them vigorously, whether in court or arbitration or both.  The Company further believes, in addition to its basic view that the generating facilities are operating satisfactorily and that NEO is incorrect in various factual allegations, that it has meritorious legal defenses to the claims.  It is not, however, possible at present for the Company to determine the ultimate outcome of these claims or whether their resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of these claims.  The Company has, however, recorded accruals that it believes are adequate for certain estimated legal fees it expects to incur associated with these claims.

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

The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury and warranty matters normally incident to the Company’s business.  No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which the Company conducts its business or on its consolidated results of operations, financial position or liquidity.  The Company maintains certain insurance policies that provide coverage for product liability and personal injury cases.  The Company has established reserves that it believes to be adequate based on current evaluations and its experience in these types of claim situations.  Nevertheless, an unexpected outcome or adverse development in any such case could have a material adverse impact on the Company’s consolidated results of operations in the period it occurs.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of December 2004.

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