Form 10-K
period 2005-01-31
STEWART & STEVENSON SERVICES INC
filed 2005-04-06
CIK 94328

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2005 ("Fiscal 2004") or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-8493

STEWART & STEVENSON SERVICES, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1051605 (I.R.S. Employer Identification No.)
2707 North Loop West, Houston, Texas (Address of principal executive offices)	77008 (Zip Code)
Registrant's telephone number, including area code: (713) 868-7700

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, without par value	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of voting securities held by non-affiliates of the registrant as of July 31, 2004, the date of the registrant's most recently completed second fiscal quarter, was $435,804,059, based upon the closing price of the registrant's common stock on the New York Stock Exchange as of such date.

Number of shares outstanding of each of the registrant's classes of common stock, as of March 29, 2005:

Common Stock, Without Par Value: 28,933,169 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Proxy Statement for the 2005 Annual Meeting of Shareholders	Part III (Items 10-14)

PART I

Item 1. Business

        Stewart & Stevenson Services, Inc. (together with its wholly-owned subsidiaries, the "Company" or "Stewart & Stevenson") was founded in Houston, Texas in 1902 and was incorporated under the laws of the State of Texas in 1947. Since its beginning, the Company has been primarily engaged in the custom fabrication of engine-driven products. Stewart & Stevenson currently consists of three major business segments: the Tactical Vehicle Systems segment, the Power Products segment and the Engineered Products segment. At the beginning of Fiscal 2004, the Company also had an Airline Products segment and a Distributed Energy Solutions segment, which are reported herein as discontinued operations in all periods presented.

        The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 2004" commenced on February 1, 2004 and ended on January 31, 2005. Identifiable assets at the close of Fiscal 2004, 2003, and 2002, net sales and operating profit for such fiscal years for the Company's business segments, export sales, and sales to customers representing 10% or more of consolidated sales are presented in the Notes to Consolidated Financial Statements contained herein.

TACTICAL VEHICLE SYSTEMS

        The Tactical Vehicle Systems segment assembles the Family of Medium Tactical Vehicles ("FMTV") under contracts with the U.S. Army, and provides sustaining design engineering, service and support. The initial FMTV contract was awarded in 1991 and called for the production of approximately 11,200 2 1/2-ton and 5-ton trucks in several configurations, including troop carriers, wreckers, cargo trucks, vans and dump trucks. Production pursuant to the initial FMTV contract was completed as of January 31, 1999.

        During October 1998, the Company received a second multi-year contract from the U.S. Army that provided for continued production of the FMTV through December 2004, including exercised option years. Production under the second contract, including all option years, totaled approximately 11,491 trucks and 2,292 trailers, with a total contract value of $2.05 billion.

        In April 2003, the Company received a third multi-year contract from the U.S. Army that provided for continued production of the FMTV through September 2008. Base production under the third contract will include 7,063 trucks and 3,826 trailers at an initial contract value of approximately $1.2 billion. The U.S. Army also has the option to order up to an additional 7,675 trucks and 4,268 trailers over the term of the contract, which could extend production beyond September 2008 depending on options exercised. Base production under this contract has been funded by the U.S. government through September 2006, and as of March 1, 2005, the U.S. Army has exercised options for 647 trucks and 940 trailers under this contract.

        During Fiscal 2004 and early Fiscal 2005, the Company received additional contract awards, which supplement the production under the U.S. Army contract. These awards include contracts for the production of 1,743 Low Signature Armored Cabs ("LSAC") for use on the FMTV, which has a total contract value of approximately $153 million. Additionally, the Company received contract awards from the U.S. Army and Lear Siegler, Inc. to "reset" vehicles that have sustained damage in support of Operation Iraqi Freedom and Operation Enduring Freedom. Under these contracts, the Company will reset approximately 1,650 FMTV's which have been placed in service since 1992, along with 400 of the U.S. Army's Heavy Expanded Mobility Tactical Trucks ("HEMTT") to their full operational standards. The total estimated contract value under the reset contracts is approximately $30.3 million. The LSAC contracts and the reset contracts began in Fiscal 2004 and are expected to be completed during Fiscal 2005.

        The U.S. Government is the primary customer of the Tactical Vehicle Systems segment, accounting for nearly all of the current sales of this segment. The FMTV contracts are subject to termination at the election of the customer and provide for termination charges that would reimburse the Company for allowable costs, but not necessarily all costs incurred. The loss of this customer would have a material adverse effect on the Company's future financial condition and results of operations.

        The Company also sells the FMTV to other government contractors as a platform for installation of other equipment which is then resold to the U.S. Armed Forces. The Company also has sold vehicles to other branches of the U.S. Armed Forces and believes there will be opportunities to sell additional vehicles to the U.S. Army, other branches of the U.S. Armed Forces and the armed forces of foreign countries. The FMTV contracts allow for such sales, and the Company's facility in Sealy, Texas has the capacity to produce vehicles for additional sales.

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

        The Company's primary competitor in this segment for domestic sales is Oshkosh Truck Corporation. In addition to Oshkosh, the Company's primary competitors for international contracts for the sale of vehicles to foreign governments include DaimlerChrysler AG, Tatra, MAN and other companies that may have greater international recognition as vehicle manufacturers than the Company.

        In December 2003, the Company announced an agreement with DaimlerChrysler AG that grants the Tactical Vehicle Systems segment the exclusive right to market the Mercedes-Benz Gelandewägen ("G-Wagen") series of military vehicles to U.S. government authorities, including all federal, state and local government agencies. This marketing agreement expires in December 2005. The G-Wagen is available in several configurations with a maximum payload of approximately two metric tons.

        Operations of the Tactical Vehicle Systems segment represented approximately 48% of the Company's consolidated sales during Fiscal 2004 and 42% in Fiscal 2003 and Fiscal 2002.

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

Manufacturer	Distributor Since	Products	Territories	Expiration Date
Detroit Diesel Corporation, a DaimlerChrysler Company	1938	Heavy Duty On-Highway High Speed Diesel Engines	Texas, Colorado, Northern California, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama, Venezuela and Colombia	2010
DaimlerChrysler Off-Highway Holding GmbH, a DaimlerChrysler Company(a)	1938	Heavy Duty Off-Highway High Speed Diesel Engines	Texas, Colorado, Northern California, New Mexico, Wyoming, Western Nebraska, South Louisiana, Coastal Mississippi, Coastal Alabama, Venezuela and Colombia	2007
Electro-Motive Diesel, Inc., formerly the Electro-Motive Division of General Motors Corporation	1956	Heavy Duty Medium Speed Diesel Engines	Texas, Colorado, New Mexico, Oklahoma, Arkansas, Louisiana, Tennessee, Mississippi, Alabama, Mexico, Central America and parts of South America	2006
Allison Transmission Division of General Motors Corporation(a)	1973	On- and Off-Highway Automatic Transmissions, Power Shift Transmissions and Torque Converters	Texas, Colorado, Northern California, New Mexico, Wyoming, Western Nebraska, South Louisiana, Mississippi, Alabama, Venezuela and Colombia	2005	(b)
Hyster Company	1959	Material Handling Equipment	Texas and New Mexico		(c)
Waukesha Engine Division of Dresser, Inc.	1994	Natural Gas Industrial Engines	Colorado, Wyoming, Western New Mexico, Utah, Oregon, Hawaii, Kansas, Arizona, California, Idaho, Nevada and Colombia	2006
Deutz AG	1998	Diesel Engines	Colorado, Wyoming, Arizona, New Mexico, Texas, Oklahoma, Kansas, Arkansas, Louisiana, Mississippi, Western Tennessee, Venezuela and Colombia		(c)

(a)
Also applicable to the Engineered Products segment.

(b)
New agreement currently being negotiated.

(c)
No expiration date. Agreement may be terminated by written notice of termination by either party under certain conditions.

        During Fiscal 2003, the Company decided to exit the business activities associated with the Thermo King Corporation distribution agreement. As a result, the distribution agreement covering Texas and Louisiana was terminated in Fiscal 2003 and the agreement covering Northern California was terminated in Fiscal 2004.

        The Company's principal distribution agreements are generally non-exclusive agreements and are subject to early termination by the suppliers for a variety of causes, including, but not limited to, a change in control or a change in the principal management of the Company. No assurance can be given that such distribution agreements will be renewed beyond their expiration dates. Any interruption in the supply of materials from the original manufacturers, or a termination of a distributor agreement, could have a material adverse effect on the results of operations of the Power Products segment and the Company.

        Distribution agreements generally require the Company to purchase and inventory products for resale to end users, original equipment manufacturers, and/or independent dealers within the franchised area of distribution. Such agreements may contain provisions restricting sales of products outside of the franchised territory and prohibiting the sale of competitive products within the franchised territory. The Company's major distribution agreements also require the Company to maintain inventories of repair parts, components and accessories for resale to end users, either directly by the Company or through a dealer network; and to provide aftermarket service support for distributed products within the franchised territory. The Company also offers in-shop and on-site repair services for related equipment manufactured by businesses with which the Company does not have a distribution agreement.

        The Power Products segment also fabricates and markets pump packages, marine propulsion systems and other engine-driven packaged equipment that range in size from 35 hp to 7,000 hp. Additionally, this segment fabricates and markets generator sets ranging from 25 kilowatts to several megawatts. Most generator sets and other engine-driven packaged equipment are based upon diesel, dual fuel or natural gas fueled engines supplied by independent manufacturers with which the Company has a distribution or packaging agreement. Such agreements do not usually restrict the sale of packaged equipment to a franchised territory, and the products fabricated by the Company are sold on a world-wide basis.

        Power Products segment operations are generally conducted at branch locations located within the Company's franchised areas of operations. New products manufactured by suppliers, as well as repair parts, components and accessories are marketed under the trademarks and trade names of the original manufacturer. Products fabricated by and for the Company and aftermarket services are marketed under the "Stewart & Stevenson" name and other trademarks, trade names and service marks owned by the Company.

        The Power Products segment competes with other manufacturers and distributors in the sale of original equipment, with the manufacturers and distributors of non-original equipment parts for the sale of spare parts, and with independent repair shops for in-shop and on-site repair services. No single competitor competes against the Company's Power Products segment in all of its businesses, but certain competitors may have a leading position in different product areas. Major competitors in the sale of packaged diesel and gas-fired reciprocating engine equipment include Caterpillar, Inc., Cummins, Inc. and their respective distributors.

        Operations of the Power Products segment accounted for approximately 44%, 48% and 51% of the Company's consolidated sales during Fiscal 2004, 2003 and 2002, respectively.

ENGINEERED PRODUCTS

        The Engineered Products segment provides a wide array of equipment and services used in various industries. The Engineered Products segment manufactures coil tubing, acidizing, fracturing and seismic equipment systems for the oil service industry as well as railcar mover and snow removal equipment for their respective markets. Many of this segment's products are manufactured according to proprietary designs and are protected by appropriate process and apparatus patents. Other products may be manufactured according to the designs or specifications of customers.

        Some of the products and components used in the fabrication of equipment are obtained from independent manufacturers pursuant to distribution agreements as indicated in the table included in the Power Products segment above. These agreements do not restrict the sale of fabricated equipment to a franchised territory, and as a result, the products fabricated by the Company are marketed worldwide. Other products and components incorporated into this segment's products are purchased from independent suppliers, and some of these components are manufactured according to designs and specifications that are owned by the Company and subject to non-disclosure arrangements. The Engineered Products segment is not dependent on a single supplier for any critical component.

        The Engineered Products segment operations are conducted at fabricating facilities located in Houston, Texas. Products fabricated by the Company and aftermarket services are marketed worldwide under the "Stewart & Stevenson" name and other trademarks, trade names and service marks owned by the Company. Railcar movers are sold under the Rail King® trademark. The Engineered Products segment also utilizes the Power Products segment branch facilities and personnel to perform aftermarket service and support for product offerings.

        A significant portion of oil service equipment sales are derived from customers outside the United States, principally in China, India and Russia. These sales are difficult to predict and typically come in large volume orders and require long lead times to complete. The sales derived from customers in the United States are primarily driven by the capital spending budgets of the oilfield service companies this segment serves and, to some extent, the internal capacity of some customers to package their own equipment. Demand for the segment's other products offerings tends to mirror the U.S. economy as a whole.

        The Engineered Products segment competes with other manufacturers and their distributors in the custom packaging of equipment for the oil service industry, with manufacturers and distributors of railcar movers and snow removal equipment, with manufacturers and distributors of non-original equipment parts for the sale of spare parts, and with independent repair shops for in-shop and on-site repair services. No single competitor competes against the Company's Engineered Products segment in all of its businesses, but certain competitors may have a leading position in different product areas. The Company encounters significant price competition in this segment, particularly with respect to international equipment sales. Major competitors in the oil service sector include Caterpillar, Inc. and Halliburton Company in fracturing and acidizing equipment and National Oilwell Varco, Inc. in coil tubing systems. Major competitors in the railcar mover and snow removal equipment businesses are Trackmobile and Oshkosh Truck Corporation, respectively.

        Operations of the Engineered Products segment represented approximately 9%, 10% and 6% of the Company's consolidated sales during Fiscal 2004, 2003 and 2002, respectively.

DISCONTINUED OPERATIONS

        Discontinued operations include several businesses exited by the Company in the current and prior years. These exited businesses include the Airline Products segment, a manufacturer of aircraft ground support equipment, which was sold in the fourth quarter of Fiscal 2004, and the Distributed Energy Solutions segment, a turnkey manufacturer of reciprocating diesel and natural gas engine generator sets, which the Company decided to exit in the third quarter of Fiscal 2003 and reported as a discontinued operation in the fourth quarter of Fiscal 2004. Discontinued operations also include the remaining activities associated with other businesses exited in prior years, including the blowout preventer and controls, valve and drilling riser business, which was sold in Fiscal 2002, and the gas turbine business, which was sold in Fiscal 1997. The assets, liabilities and results of operations for these businesses have been reclassified to discontinued operations for all periods presented.

COMPETITION

        The Company encounters strong competition in all segments of its business. Competition involves pricing, quality, availability, range of products and services, technology, environmental issues and other factors. Some of the Company's competitors have greater financial resources than the Company and manufacture some of the major components that the Company must buy from independent suppliers. The Company believes that its reputation for after-sales service and quality engineering, with single-

source capability, along with its robust network of customer service center locations, are important to the Company's market position.

INTERNATIONAL OPERATIONS

        International operations are subject to risks caused by political and economic factors such as foreign governmental decrees, currency exchange rate volatility and inflation. The Company maintains operations in various foreign jurisdictions, including Colombia, Venezuela and Argentina. The Company monitors the political and economic developments in those countries. As of January 31, 2005, its total investment in inventory and fixed assets in Colombia, Venezuela and Argentina was approximately $4.0 million.

        International sales are also subject to the effects of governmental decrees, exchange rates and inflation. In many cases, the Company accepts payments denominated in U.S. dollars and sells to customers outside the United States against letters of credit drawn on established international banks, thus limiting the Company's exposure to the effects of exchange rate fluctuations and customer credit risks.

UNFILLED ORDERS

        The Company's unfilled orders consist of written purchase orders and signed contracts. Historically, cancellations are rare; however, these unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Due to the inherent uncertainties of the Congressional appropriations process, the Company includes only the funded portions of awarded U.S. government contracts in the table below. Unfilled orders relating to continuing operations at the close of Fiscal 2004 and Fiscal 2003 were as follows (in millions):

		Unfilled orders at January 31,
	Estimated percentage to be recognized in Fiscal 2005
		2005	2004
Tactical Vehicle Systems	87%	$456.6	$453.0
Power Products	100%	40.1	26.4
Engineered Products	95%	91.9	20.1

		$588.6	$499.5

        Unfilled orders of the Tactical Vehicle Systems segment at January 31, 2005 consisted primarily of vehicle production funded under the third FMTV contract awarded in April 2003, production of 1,473 LSAC units to be delivered in Fiscal 2005 and uncompleted reset contracts for FMTV and HEMTT vehicles ongoing in Sealy and Ft. Hood, Texas.

        Subsequent to January 31, 2005, the Tactical Vehicle Systems segment received a contract modification to the FMTV contract, funding a third program year, valued at $316 million and extending production through September 30, 2006.

ENVIRONMENTAL MATTERS

        The Company's operations are subject to numerous local, state and federal laws and regulations, including the regulations promulgated by the Occupational Safety and Health Administration, the U.S. Environmental Protection Agency and the U.S. Department of Transportation. The Company believes that it is in substantial compliance with these laws and regulations. In addition, the costs and expenditures related to compliance and remedial action under these laws and regulations were not material in Fiscal 2004, 2003 or 2002, and the Company currently expects that such costs and expenditures will not be material in Fiscal 2005.

        Environmental laws, particularly those governing emissions standards, noise and disposal of hazardous wastes, have become more stringent in recent years. While the Company is not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on its business, it is always possible that an environmental claim with respect to one or more of the Company's current or former product offerings or facilities could arise that could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

EMPLOYEES

        As of January 31, 2005, the Company employed approximately 3,000 full and part-time employees. In the normal course of business, the Company utilizes the services of subcontractors. As of January 31, 2005, approximately 65 employees were members of unions and work under various collective bargaining agreements. The Company believes that its employee relations are generally satisfactory.

AVAILABLE INFORMATION

        The Company will make available its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge through our internet website at www.ssss.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "Commission").

        The information contained on the Company's website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K.

Item 2. Properties.

        The Company maintains its corporate executive and administrative offices at 2707 North Loop West, Houston, Texas, which occupy approximately 30,500 square feet of leased space.

        The Tactical Vehicle Systems segment is located in a 620,000 square foot Company-owned facility in Sealy, Texas. The Tactical Vehicle Systems segment also leases 29,600 square feet within 6 facilities located in Virginia, North Carolina, Georgia, Tennessee, and Michigan.

        The Power Products segment leases 92,700 square feet of office, warehouse and shop space in Houston, Texas primarily to support this segment's headquarters office, marketing department, centralized administrative functions, records storage and training operations. To service its distribution territory, the Power Products segment maintains customer service centers occupying 947,500 square feet of owned space and 503,800 square feet of leased space in 33 cities in Texas, Louisiana, Colorado, New Mexico, Wyoming, Utah, Kansas, California, Arizona and Arkansas. The Power Products segment also leases 56,200 square feet in three locations in its Venezuela operations, approximately 57,800 square feet in four locations in Colombia, and 3,200 square feet in Argentina.

        The Engineered Products segment is headquartered in Houston, Texas, where the Company owns approximately 254,600 square feet devoted to manufacturing, warehousing and administration. This facility was expanded by 57,100 square feet in Fiscal 2003 as part of the Company's manufacturing consolidation effort.

        In addition, the Company owns ten facilities containing approximately 189,300 square feet in the aggregate, which are currently being leased to third parties or being marketed for sale.

        The Company considers all property owned or leased by it to be well maintained, adequately insured and suitable for its purposes.

Item 3. Legal Proceedings.

        U.S. Government Contingencies:    During 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show. The Company is advised that the U.S. Customs Service and the Department of Justice have conducted an investigation of potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems and firearms. Such investigation could result in the filing of civil or administrative sanctions against the Company and/or individual employees, and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. government or the benefit of federal assistance payments. While they are possible, the Company does not believe that criminal sanctions will be sought. The Company believes that resolution of this matter will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity and believes that the resolution of the matter that is possibly most adverse to the Company will involve the payment of a civil penalty that will not materially adversely affect the Company.

        The Company is a defendant in a suit filed in 1996 under the qui tam provision of the False Claims Act, United States of America, ex rel. Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division. The plaintiff's complaint seeks penalties and damages in an unspecified amount. The suit alleges that the Company made false statements and certifications in connection with claims for payment for medium tactical vehicles delivered to the U.S. Army before 1998 and that the vehicles were substandard because of corrosion problems. Following an investigation by the Justice Department, the United States declined to intervene in the suit. In February 2004, the District Court found in favor of the Company and dismissed all of the plaintiff's claims by summary judgment without proceeding to trial. The plaintiffs filed a notice of appeal in March 2004 in the United States Court of Appeals for the Fifth Circuit, No. 04-20209. Oral argument was held on April 5, 2005. The Company would expect a decision from the Fifth Circuit near the end of 2005 or early 2006. The Company believes the District Court correctly dismissed all of the plaintiff's claims as being without merit and will continue to vigorously defend the suit in the Court of Appeals. While the Company does not believe that an adverse outcome is reasonably likely, an unexpected adverse outcome could have a material adverse impact on the Company's consolidated results of operations, financial position and liquidity. The Company is presently unable to determine whether any liability has been incurred in this matter, other than legal fees and expenses, or to reasonably estimate the amount or range of any loss that may result from this matter, and thus no accruals have been recorded in this matter other than estimated legal fees and expenses relating to the appeal.

        Klickitat Litigation:    The Company and several of its subsidiaries in the Distributed Energy Solutions business are defendants in a suit filed by the Klickitat County Public Utility District No. 1 on December 11, 2003 arising out of claims relating to a landfill gas power generation facility in Roosevelt, Washington, Cause No. CY-03-3175-LRS; Klickitat County Public Utility District No. 1 v. Stewart & Stevenson Services, Inc., Stewart & Stevenson Power, Inc., Sierra Detroit Diesel Allison, Inc., Pamco International, Inc. and Waukesha Engine Dresser, Inc.; in the United States District Court for the Eastern District of Washington. The plaintiff has asserted claims with respect to equipment installed and used since 1999 for breach of contract; promissory estoppel; violations of the Washington Products Liability Act; breach of warranties; intentional or negligent misrepresentation; and violations of the Washington Consumer Protection Act and seeks recovery of damages in excess of $13 million. The Company is vigorously defending this suit. It is presently impossible for the Company to determine the ultimate outcome of this suit or whether its resolution will, in the future, have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity. The Company is presently unable to determine whether a material liability has been incurred in this matter or to reasonably estimate the amount of any loss that may result from this matter. Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation. The Company has, however, recorded accruals that it believes are adequate for estimated legal fees that it expects to incur associated with this matter.

        NEO Dispute:    On November 3, 2004, the Company was served with a demand for arbitration by NEO California Power, LLC and NEO Corporation (collectively, "NEO") with respect to two contracts (entered into in December 2000 and March 2001) between a subsidiary of the Company in the Distributed Energy Solutions business and NEO, for the engineering and construction of two natural gas fueled electricity generating facilities in California, and with respect to a related "Payment Agreement" entered into in October 2001. The demand included the initiation of arbitration proceedings in Minneapolis, Minnesota, under the auspices of the American Arbitration Association. The factual basis alleged to underlie the arbitration demand appears to be NEO's position that, although the power projects began operations during 2001, the plants have had operational problems, including failure to meet performance standards for heat rate, net electrical output and, particularly, emissions. NEO alleges claims in excess of $65 million, based on legal theories of recovery under Minnesota and California law that include intentional misrepresentation, negligent misrepresentation, concealment, violation of contractor license requirements, unfair competition, negligence and breach of contract as well as claims on $4.7 million of surety bonds as to the contract. Notwithstanding the facts that the contracts between the Company subsidiary and NEO provided for an exclusive method of dispute resolution which, under the contracts, (i) necessitated appropriate notice and a period of mutual efforts to resolve a dispute, which efforts (if unsuccessful) were to be followed by a mandatory non-binding mediation, and (ii) (should such mediation fail) resolution by binding arbitration, on November 2, 2004, NEO filed a lawsuit against the Company and the surety bond company in the Superior Court of California for the County of Madera, alleging essentially the same claims that it makes in the arbitration demand. During a hearing on March 2, 2005, the Superior Court granted the Company's Motion to Stay Litigation and the matter should therefore proceed in arbitration in Minnesota. The Company believes NEO's claims are without merit and is defending them vigorously. The Company further believes, in addition to its basic view that the generating facilities are operating satisfactorily and that NEO is incorrect in various factual allegations, that it has meritorious legal defenses to the claims. It is not, however, possible at present for the Company to determine the ultimate outcome of these claims or whether their resolution will, in the future, have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity. The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters. Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of these claims. The Company has, however, recorded accruals that it believes are adequate for certain estimated legal fees it expects to incur associated with these claims.

        Antitrust Litigation:    The Company is a co-defendant with Detroit Diesel Corporation and other Detroit Diesel distributors in two putative class action suits filed on February 9, 2005, Civil Action No. 05-616; Cumberland Truck Equipment Co. et al. v. Detroit Diesel Corp., et al. (the "Cumberland Litigation"), and Civil Action No. 05-625; Diamond International Trucks, Inc. et al. v. Detroit Diesel Corp., et al. (the "DIT Litigation"). Each suit relates to the Power Products segment and has been filed in the United States District Court for the Eastern District of Pennsylvania.

        In the Cumberland Litigation, plaintiffs were dealers of Detroit Diesel parts whose agreements were terminated or not renewed on or after February 9, 2001. The Company is a distributor of Detroit Diesel parts and had a dealer agreement with one or more of the named plaintiffs. The plaintiffs are claiming antitrust violations arising out of the termination or non-renewal of their dealer agreements.

The plaintiffs have also alleged price fixing and group boycott in violation of Section 1 of the Sherman Act. The plaintiffs have made claims for treble damages and injunctive and other relief.

        In the DIT Litigation, plaintiffs are dealers of Detroit Diesel parts whose dealership classification was changed on or after February 9, 2001. The Company also had a dealer agreement with one or more of these plaintiffs. The plaintiffs are claiming antitrust violations arising out of changes to the classification of their dealerships. The plaintiffs have alleged price fixing and group boycott in violation of Section 1 of the Sherman Act. The plaintiffs have made claims for treble damages and injunctive and other relief.

        The Company intends to vigorously defend both suits. It is presently impossible for the Company to determine the ultimate outcome of either suit or whether their resolution will, in the future, have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity. The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters. Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation. The Company has, however, recorded accruals that it currently believes are adequate for estimated legal fees that it expects to incur associated with these matters.

        Environmental Contingencies:    In 2001, the Company received from the United States Environmental Protection Agency (the "EPA") a Request for Information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, for information pertaining to the R&H Oil Company Site in San Antonio, Texas (the "Site"). Information provided to the Company by the EPA indicates that the Company may have sent waste oils to the Site for recycling in the late 1980s, and that such waste oils may potentially account for between one and two percent of the volume of total wastes received by the oil recycler at the Site. Since the Company expects to receive a claim for cleanup and other costs related to this site, it has established reserves which it believes to be adequate at this time. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, changes in these and other factors may result in actual costs exceeding the current environmental reserves. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity. The Company believes that the most likely outcome in this environmental matter is the expenditure of an immaterial amount of consideration as a contribution to the remediation effort.

        The Company's Sealy, Texas facility received a notice of enforcement on August 30, 2004, from the Texas Commission on Environmental Quality (the "TCEQ") asserting three alleged non-compliances relating to improper waste classification of the facility's wastewater treatment sludge. On March 8, 2005, the TCEQ filed a petition, which proposes a penalty of $0.2 million for these alleged non-compliances. On March 29, 2005, the Company filed an answer to the petition reaffirming its belief that the Company timely reported these non-compliances in connection with an environmental audit conducted by the Company pursuant to the Texas Environmental, Health & Safety Audit Privilege Act (the "Audit Act"). The TCEQ is disputing the applicability of the Audit Act to these alleged non-compliances. Although the Company has participated in discussions with the TCEQ to resolve this matter, the Company is unable at present to express an opinion with respect to the likelihood of an unfavorable outcome of this matter.

        The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury and warranty matters normally incident to the Company's business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which the Company conducts its business or on its consolidated results of operations, financial position or liquidity. The Company maintains certain insurance policies that provide coverage for product liability and personal injury cases. The Company has established reserves that it believes to be adequate based on current evaluations and its experience in these types of claim situations. Nevertheless, an unexpected outcome or adverse development in any such case could have a material adverse impact on the Company's consolidated results of operations in the period it occurs.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

        Item 5. Market Price of and Dividends on the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is traded on the New York Stock Exchange under the symbol "SVC". There were 516 shareholders of record as of February 28, 2005. The following table sets forth the high and low sales prices relating to the Company's common stock and the dividends declared by the Company in each quarterly period within the last two fiscal years.

	Fiscal 2004			Fiscal 2003
	High	Low	Dividend	High	Low	Dividend
First Quarter	$17.20	$12.46	$0.085	$15.38	$9.09	$0.085
Second Quarter	18.25	14.02	0.085	16.50	12.66	0.085
Third Quarter	18.14	14.55	0.085	18.08	14.82	0.085
Fourth Quarter	20.63	16.57	0.085	17.16	12.60	0.085

        On December 7, 2004, the Board of Directors approved a dividend of $0.085 per share for shareholders of record on January 31, 2005, which dividends were paid on February 11, 2005. Declaration and payment of dividends in the future is dependent upon the Company's earnings and liquidity position and limitations under the Company's revolving credit facility and senior notes agreement, among other factors. Based on the Company's financial condition at January 31, 2005, the restrictions imposed by the Company's senior notes and revolving credit facility do not currently restrict the Company's ability to declare and pay dividends at historical levels.

        Reference is made to the Company's definitive proxy statement incorporated herein by reference for disclosure related to the Company's equity compensation plans.

Item 6. Selected Financial Data.

        The Selected Financial Data set forth below have been derived from the audited consolidated financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and notes thereto, included elsewhere herein.

	Year Ended January 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Income Statement Data:
Sales	$1,156,608	$1,066,966	$1,064,641	$1,140,459	$954,415
Gross profit	159,884	125,140	149,339	168,695	152,225
Selling, administrative and other expenses	100,228	129,975	110,334	110,576	70,794
Impairment of assets	—	6,983	—	—	—
Recovery of costs incurred, net	—	—	—	(39,000)	—
Pension curtailment expense	—	2,400	—	—	—
Other income, net	(3,695)	(620)	(580)	(3,472)	(4,755)

Operating profit (loss)	63,351	(13,598)	39,585	100,591	86,186
Net earnings (loss) from continuing operations before cumulative effect of change in accounting	42,054	(8,398)	25,710	63,284	41,701
Net earnings (loss)	4,978	(53,203)	(7,201)	42,223	35,354
Per Share Data:
Net earnings (loss) from continuing operations per share:
Basic	$1.46	$(0.29)	$0.90	$2.23	$1.49
Diluted	1.45	(0.29)	0.90	2.19	1.47
Loss from discontinued operations per share:
Basic	(1.29)	(1.57)	(1.02)	(0.74)	(0.23)
Diluted	(1.28)	(1.57)	(1.02)	(0.73)	(0.22)
Net earnings (loss) per share:
Basic	0.17	(1.86)	(0.25)	1.49	1.26
Diluted	0.17	(1.86)	(0.25)	1.46	1.25
Weighted average shares outstanding:
Basic	28,749	28,560	28,479	28,325	28,026
Diluted	28,984	28,560	28,690	28,865	28,373
Cash dividends declared per share	0.34	0.34	0.34	0.34	0.34
Balance Sheet Data:
Cash and cash equivalents	$130,447	$53,941	$107,976	$81,438	$110,174
Working capital	221,272	224,562	276,266	322,173	312,631
Total assets	613,342	602,663	652,635	649,055	638,862
Short-term debt	1,671	1,932	31,454	3,114	32,798
Long-term debt	25,000	25,160	25,181	55,000	64,718
Shareholders' equity	284,720	297,483	362,008	391,231	360,584

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis, as well as the accompanying consolidated financial statements and the notes thereto, will aid in understanding our results of operations as well as our financial position, cash flows, indebtedness and other key financial information. The following discussion may contain forward-looking statements. In connection therewith, please see "Factors That May Affect Future Results" contained herein, which identify important factors that could cause actual results to differ materially from those predicted or implied in the forward-looking statements.

Business Segment Table (Continuing Operations)

	Year Ended January 31,
	2005	2004	2003
	(In thousands, except percentages)
Sales:
Tactical Vehicle Systems	$549,804	$445,686	$450,849
Power Products	508,378	509,981	547,369
Engineered Products	98,426	111,299	66,423

Total Sales	$1,156,608	$1,066,966	$1,064,641

Operating Profit (Loss):
Tactical Vehicle Systems	$64,093	$67,789	$68,810
Power Products	11,218	(52,014)	(11,664)
Engineered Products	2,086	(11,121)	(3,178)
Corporate	(14,046)	(18,252)	(14,383)

Total operating profit (loss)	63,351	(13,598)	39,585
Interest expense	2,029	3,202	4,261
Interest income	(1,388)	(1,475)	(1,763)

Earnings (loss) from continuing operations before taxes	$62,710	$(15,325)	$37,087

Operating Profit (Loss) as a Percentage of Sales:
Tactical Vehicle Systems	11.7%	15.2%	15.3%
Power Products	2.2	(10.2)	(2.1)
Engineered Products	2.1	(10.0)	(4.8)

Consolidated	5.5%	(1.3)%	3.7%

RESULTS OF OPERATIONS

Overview

        Fiscal 2004 represented a period of significant change at Stewart & Stevenson as we took numerous actions aimed at generating acceptable returns in all of our core businesses. This process began during the second half of Fiscal 2003, when we refocused our primary operating metrics and management incentive measurements to emphasize the need for each of our businesses to achieve acceptable returns on shareholder invested capital. Within each of our businesses, we are taking the strategic actions we consider necessary to achieve our return objective. The significant highlights of our Fiscal 2004 progress in each operating segment are described below.

Continuing Operations

        Tactical Vehicle Systems—We began full rate production under the new multi-year FMTV contract with the U.S. Army during the fourth quarter of 2004. Additionally, we have continued to pursue opportunities to supplement this production contract. During Fiscal 2004, we were awarded approximately $30.3 million in contracts to reset 1,650 FMTV's and 400 HEMTT vehicles to their full operational standards. In addition, we received contract awards valued at $153 million for the production of 1,743 Low Signature Armored Cabs ("LSAC") for the FMTV, with deliveries scheduled through August 2005. This armored cab was developed for variants of the FMTV with the objective of improving soldier protection.

        Power Products—We completed numerous streamlining and cost reduction actions in Fiscal 2004, and we continue to evaluate additional opportunities in order to generate acceptable returns on invested capital. Key actions taken during Fiscal 2004 include the sale of assets and distribution rights of the Thermo King and Mercury Marine MerCruiser product lines, the sale of assets of the wheelchair lift manufacturing product line, the sale of certain undeveloped real estate and an idle manufacturing facility, the closure of an under-performing branch located in Auburn, Washington, the sale of certain assets within our rental equipment fleet, and the consolidation of our domestic regions into three geographic territories. These strategic actions resulted in a reduction in working capital employed by the business of approximately $26 million and the loss of approximately $60 million in annual sales. These lost revenues have largely been replaced by a higher quality revenue stream as a result of improved economic conditions and focused sales efforts in our primary markets. As of January 31, 2005, total headcount for this segment has been reduced by 353 personnel (or 17%) since September 2003, including 156 personnel reductions that occurred during Fiscal 2004. In addition to the cost reduction actions, this business is placing a significant focus on its sales efforts and has implemented intense sales training throughout the organization. Also, during the fourth quarter of Fiscal 2004, we purchased a Freightliner dealership in El Paso, Texas for $1.6 million in order to explore this business for potential future growth opportunities.

        Engineered Products—The order backlog for petroleum equipment has continually improved throughout Fiscal 2004, increasing to $91.9 million at January 31, 2005. Increasing sales volume, along with improved project execution and cost controls have generated significantly improved results from this business. In Fiscal 2005, we plan to continue our evaluation of the long-term earnings potential for the primary components of this segment, including the petroleum equipment and utility equipment product lines. Upon completing this evaluation, we plan to take the strategic actions necessary in this segment to generate consistent acceptable returns, which may include the exit of some or all of the product lines of this segment.

Discontinued Operations

        Distributed Energy Solutions—This segment packages and markets reciprocating diesel and natural gas engine generator sets. We announced the exit of the engineering, procurement and construction ("EPC") activities of this business during the third quarter of Fiscal 2003. Since that time, we have incurred significant losses in the process of exiting this business related to the completion of remaining construction projects, costs to satisfy customer warranty obligations, valuation adjustments related to the liquidation of inventory, and costs associated with the settlement of customer disputes. During the fourth quarter of Fiscal 2004, we reached the point in this wind down effort in which this business segment has substantially completed its construction activities, and therefore meets the requirements of a discontinued operation. Accordingly, the assets and liabilities of this segment, along with the results of operations, have been reclassified for all periods presented as discontinued operations.

        Airline Products—During the second quarter of Fiscal 2004, we announced our decision to pursue the sale of our Airline Products business. This sale was completed during the fourth quarter of Fiscal 2004, as substantially all of the assets of this business were sold for proceeds of $60 million, including a $45 million cash payment, a $15 million senior secured note due in April 2005 and the assumption of certain liabilities. This segment is reported as a discontinued operation for all periods presented.

Fiscal 2004 vs. Fiscal 2003

        Fiscal 2004 sales increased by $89.6 million (8.4%) from Fiscal 2003 to $1,156.6 million. The sales increase is primarily attributable to a $104.1 million (23%) increase in the Tactical Vehicle Systems segment, partially offset by sales declines of $12.9 million (12%) in the Engineered Products segment. Sales in the Power Products segment were down by $1.6 million.

        Gross profit increased $34.7 million to $159.9 million in Fiscal 2004 from Fiscal 2003. This increase reflects a gross profit margin improvement to 13.8%, compared to 11.7% in Fiscal 2003. The improved gross profit margin is primarily attributable to the Power Products segment, which contributed an additional $32.0 million of gross profit in Fiscal 2004 compared to Fiscal 2003. The Engineered Products segment contributed $7.3 million of increased gross profit in Fiscal 2004 compared to Fiscal 2003. These improvements included the impact of $6.1 million of charges recorded in Fiscal 2003 associated with inventory impairment. The improvements in these two segments were partially offset by a $4.6 million decrease in the Tactical Vehicle Systems segment, primarily associated with the transition to the current FMTV production contract in the fourth quarter of Fiscal 2004. These changes from Fiscal 2003 to Fiscal 2004 are described in further detail within the segment information sections below.

        Selling and administrative expenses decreased by $29.7 million, or 23%, to $100.2 million in Fiscal 2004 from Fiscal 2003. Selling and administrative expenses in Fiscal 2003 include the $12.0 million of charges associated with key management actions, which include $6.3 million of employee separation costs, $1.4 million related to reserve requirements associated with self-insurance policy changes, $1.8 million associated with the consolidation of manufacturing operations in the Engineered Products segment, and $2.5 million of legal expenses in the Power Products segment. The remainder of the improvement from Fiscal 2003 is attributable to $11.7 million of cost savings generated by employee workforce reductions, a $3.4 million reduction in fringe benefits expense associated with changes made to our employee pension, postretirement and medical benefits plans, and $2.6 million associated with other cost reductions.

        Fiscal 2003 results include $7.0 million of asset impairment charges pursuant to analyses prepared in accordance with SFAS No. 142 and SFAS No. 144 within the Engineered Products and Power Products segments. Additionally, Fiscal 2003 includes a one-time non-cash charge of $2.4 million to write off previously unamortized prior service costs (pension curtailment expense) as a result of our decision to freeze the employee benefits earned under our defined benefit pension plan, defined benefit supplemental executive retirement plan and postretirement medical plan effective July 1, 2003.

        Net interest expense decreased by $1.1 million from Fiscal 2003 to $0.6 million in Fiscal 2004. The decrease in interest expense is primarily attributable to the scheduled payment of $30.0 million on long-term borrowings that was made in May 2003.

        The effective tax rate was 32.9% for Fiscal 2004 compared to 45.2% for Fiscal 2003. The effective tax rate in Fiscal 2003 was unusually high due to the impact of relatively large federal tax credits, which increase the effective tax rate in periods of pre-tax losses, but decrease the effective tax rate in periods of pre-tax earnings.

        Net earnings from continuing operations in Fiscal 2004 were $42.1 million, or $1.44 per diluted share. This represented a $50.5 million improvement from the $8.4 million net loss, or $0.29 per diluted share, in Fiscal 2003.

        Business segments reported as discontinued operations include the Airline Products Division, which was sold in January 2005; the Distributed Energy Solutions business, which the Company is reporting as a discontinued operation in the fourth quarter of Fiscal 2004; and other businesses sold in prior years. The loss from discontinued operations was $39.3 million, after tax, in Fiscal 2004, compared to $44.8 million, after tax, in Fiscal 2003.

        The Airline Products business generated a $3.7 million after-tax loss in Fiscal 2004, down from an $8.1 million loss in Fiscal 2003. Additionally, we recorded a $2.3 million gain, net of tax, on the sale of the Airline Products business in Fiscal 2004.

        The Distributed Energy Solutions business generated a $26.9 million after-tax loss in Fiscal 2004 compared to a $35.8 million loss in Fiscal 2003. The losses incurred in Fiscal 2003 and Fiscal 2004 are primarily associated with asset valuation adjustments and costs incurred to liquidate remaining inventory, complete construction projects and satisfy remaining customer warranty and other contractual obligations pursuant to our decision to exit the EPC activities. As we have continued to perform our remaining obligations associated with the Distributed Energy Solutions segment, we have encountered a number of customer notices or disputes, including certain matters discussed in Note 12 to our consolidated financial statements included elsewhere herein. In these and other cases, we are making every reasonable effort to minimize the cost of further claims by working with our customers and supply partners to address customer issues related to equipment performance and contract issues. Although we have completed the majority of EPC obligations that were entered into prior to our decision to exit the business, a number of EPC projects are not expected to be 100% completed until some time in Fiscal 2005. While we have recognized all known estimated losses on these uncompleted contracts, warranty obligations and other customer disputes, continued uncertainty remains related to the execution of the remaining obligations. These uncertainties may result in additional unexpected losses until all remaining obligations are completed. Additionally, we expect to continue to recognize some general and administrative costs required to support the remaining warranty and contract performance aspects of this business. We are also obligated to execute under certain fixed-price operation and/or maintenance contracts related to previously completed EPC projects, which have terms potentially extending up to six years.

        Discontinued operations also include the remaining costs associated with retained contracts, warranty and legal claims and obligations associated with our blowout preventer and controls, valve and drilling riser business, which was sold during Fiscal 2002. This business generated an $8.7 million after-tax loss in Fiscal 2004, compared to a $0.9 million loss in Fiscal 2003. The increased loss in this business in Fiscal 2004 related to the settlement of two customer disputes, including the lawsuit filed by Diamond Offshore Drilling, Inc. in May 2002.

        Including discontinued operations, the net earnings in Fiscal 2004 was $5.0 million, or $0.17 per diluted share, compared to a $53.2 million net loss, or $1.86 per diluted share, in Fiscal 2003.

Tactical Vehicle Systems

        The Tactical Vehicle Systems segment, which manufactures tactical vehicles for the U.S. Army and provides sustaining design engineering, service and support, recorded sales of $549.8 million in Fiscal 2004, a $104.1 million (23%) increase from Fiscal 2003. The increase in sales is primarily the result of increased unit deliveries, as follows:

	Year Ended January 31,
	2005	2004
Trucks	2,804	2,481
Trailers	730	509
LSAC	270	—

	3,804	2,990

        The LSAC deliveries in Fiscal 2004 generated $23.0 million of additional sales and increases in truck and trailer deliveries generated an additional $51.8 million of sales. Also, parts and service sales increased by $29.3 million, primarily due to the reset contracts mentioned above, as well as the continued demand on replacement parts for vehicles deployed in Iraq.

        Operating profit for this segment in Fiscal 2004 was $64.1 million (11.7% operating margin), down from $67.8 million (15.2% operating margin) in Fiscal 2003. This decline in operating profit is primarily attributable to the expected decline in operating profits associated with the transition to the new FMTV production contract, combined with $7.3 million of increased material costs associated with cost increases in steel components, partially offset by the impact of the higher sales volume.

        Scheduled deliveries during Fiscal 2005 under the FMTV contract currently include 2,385 trucks and 1,361 trailers. The current delivery schedule is subject to change at the request of the customer. Sales volumes under the FMTV contract will be supplemented by the reset contracts and LSAC deliveries. Our operating profit margins in this segment in the near term are expected to be approximately half of the 14-16% range achieved in recent years under the prior FMTV contract. Actual future margins of the Tactical Vehicle Systems segment will be dependent upon a number of factors including our ability to achieve operational efficiencies, materials and labor cost controls, the actual quantities and variations of vehicles purchased by the U.S. Army under the new contract, future prices for steel and other commodities, the potential for additional contracts, other product introductions, bid and proposal activities and other factors. The operating margin that this segment will achieve in total may also be impacted by additional sales, if any, to other allied governments and the level of engineering service and spare parts provided.

Power Products

        The Power Products segment sells and rents various industrial equipment; sells components, replacement parts, accessories and other materials supplied by independent manufacturers; and provides in-shop and on-site repair services for industrial, transportation, marine, construction, power generation and material handling equipment. Sales for the Power Products segment in Fiscal 2004 were $508.4 million, a $1.6 million decrease from the $510.0 million recorded in Fiscal 2003. A breakdown of Power Products segment sales follows (in millions):

	Year Ended January 31,
	2005	2004
Equipment sales	$165.3	$158.7
Parts sales	227.6	238.0
Service and rental sales	115.5	113.3

	$508.4	$510.0

        The change in sales from Fiscal 2003 includes approximately $46 million of sales declines attributable to the exit of the Thermo King product offering in Texas and Louisiana, the wheelchair lift manufacturing and MerCruiser product offerings, along with the closure of certain under-performing branch locations. Additionally, parts sales were $10.4 million lower in Fiscal 2004, largely as a result of changes to our distribution contracts with Detroit Diesel Corporation ("Detroit Diesel"), as discussed more fully below. These sales declines were largely offset by higher equipment and service sales in continuing locations, which were largely attributable to more focused sales efforts and general economic improvements in the heavy equipment markets we serve.

        Effective January 2004, we entered into new contracts with Detroit Diesel for the distribution and servicing of its diesel engine products. One set of contracts, which expires in December 2010, is with Detroit Diesel Corporation and covers the "on-highway" products and services. Under the terms of the new on-highway agreements, Detroit Diesel allows its affiliated Freightliner, Sterling and Western Star dealers (collectively, the "FLLC dealers") to purchase their on-highway Detroit Diesel parts directly from the Freightliner Parts Distribution Centers, rather than purchasing them from a Detroit Diesel distributor, as was previously required. Consequently, our parts sales to FLLC dealers have declined in Fiscal 2004, compared to Fiscal 2003. Additionally, under the terms of the new contract, we have received direct compensation from Detroit Diesel totaling $1.4 million for Fiscal 2004 related to FLLC dealer purchases made directly from the Freightliner Parts Distribution Centers. Such direct compensation is continuing in Fiscal 2005, but may be discontinued by Detroit Diesel at any time.

        The second set of Detroit Diesel agreements is with DaimlerChrysler Off-Highway Holding Gmbh, and covers "off-highway" products and services. This contract expires in December 2007 and includes terms similar to the previous distribution agreement.

        This segment recorded an operating profit of $11.2 million in Fiscal 2004 compared to a $52.0 million operating loss in Fiscal 2003. The improvement in operating profit is partially attributable to $13.2 million of charges recorded in Fiscal 2003, including $4.5 million for the impairment of goodwill and other intangible assets, $4.5 million associated with the liquidation of slow-moving inventory, $2.5 million of legal defense and settlement costs and $1.7 million of employee separation costs. Additionally, Fiscal 2004 benefited from on-going cost reduction programs in this segment. Workforce reductions resulted in an $18.1 million decrease in employee compensation costs and changes in employee benefit programs resulted in an additional $7.3 million decrease in operating expenses. This segment also recognized $2.3 million of gains associated with the sale of assets and businesses, a $2.4 million improvement in the LIFO inventory valuation reserve due to reductions in inventory levels, a $4.8 million reduction in bad debt expense and the $1.4 million of direct compensation from Detroit Diesel mentioned above. Other cost reductions associated with product exits and branch closures, along with improved sales mix account for the remaining $13.7 million of operating profit improvement.

        In Fiscal 2005, we intend to continue our strategic review of the various business activities within the Power Products segment and take the actions appropriate to further improve our return in this segment. As a result of the many actions taken in the Power Products segment, we anticipate that this segment will continue to generate positive operating profit and cash flow and improved returns during Fiscal 2005. However, due to the many uncertainties involved with this business, including the general economic conditions in the markets we serve, we cannot predict with certainty when this segment will consistently achieve our targeted level of financial return.

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

        The Engineered Products segment recorded sales of $98.4 million in Fiscal 2004, a $12.9 million (12%) decrease from the Fiscal 2003 sales of $111.3 million. Declines in petroleum equipment sales resulting from the completion of certain large equipment projects accounted for approximately $32 million of sales decline from Fiscal 2003. This decrease was partially offset by $8.4 million of increased off-road seismic vehicle sales, $6.5 million of increased railcar mover sales, and other sales increases.

        This segment posted an operating profit of $2.1 million in Fiscal 2004, a $13.2 million improvement from the $11.1 million operating loss in Fiscal 2003. This increase in operating profit is partially attributable to $5.9 million of charges in Fiscal 2003, including $1.6 million associated with liquidation of slow-moving inventory, $1.8 million of costs associated with the consolidation of manufacturing operations, and a $2.5 million charge for the impairment of long-lived assets in accordance with SFAS No. 144. This segment also recorded $0.7 million of improvement in the LIFO inventory valuation reserve due to reductions in inventory levels. The remaining $6.6 million operating profit improvement is attributable to higher margins on sales, which is due to improving order execution and cost controls, as well as general economic improvements in the markets that we serve.

        Backlog in this segment increased to $91.9 million at January 31, 2005 from $20.1 million at January 31, 2004. As a result of this increased backlog and the favorable economic conditions within the markets that we serve, sales volumes and operating profits are expected to increase in Fiscal 2005 compared to Fiscal 2004. Beyond Fiscal 2005, however, sales are difficult to predict and typically come in large volume orders and require long lead times to complete. The sales derived from customers in the United States are primarily driven by the capital spending budgets of the oilfield service companies we serve and, to some extent, the internal capacity of some customers to package their own equipment. Although oil and gas prices, drilling permits, work-over rig utilization and drilling rig count are indicators of the overall condition of the markets we serve, changes in these indicators do not necessarily directly correlate to our order rate. We are much more dependent on the timing of large international orders and the capital spending patterns of the individual customer base we serve. In addition, we encounter significant price competition, especially in the case of international sales, which can significantly impact our success rate in gaining new orders.

Corporate

        Corporate expenses consist of costs incurred by the corporate headquarters group and not associated with the operating activities of the other segments. Such costs include the facility-related costs of maintaining the corporate office, chief executive, legal, finance, internal audit, investor relations and other similar costs.

        In Fiscal 2004, total corporate expenses were $14.1 million, a $4.2 million decrease from the preceding fiscal year. This decrease was largely attributable to $4.6 million of employee separation expenses and $2.4 million of pension curtailment expense incurred in Fiscal 2003. This cost decrease was partially offset by $1.8 million of costs incurred in Fiscal 2004 associated with the implementation of the internal control reporting requirements of the Sarbanes-Oxley Act of 2002, and changes in other operating expenses.

        In Fiscal 2005, we anticipate that corporate expenses will decline from Fiscal 2004 levels, partially due to anticipated reductions in costs associated with the requirements of Sarbanes-Oxley Act, as well as the benefits of continued cost reduction programs.

Fiscal 2003 vs. Fiscal 2002

        Fiscal 2003 sales increased slightly from Fiscal 2002 to $1,067 million from $1,065 million. A 68% sales increase in the Engineered Products segment in Fiscal 2003 was offset by sales declines in the Power Products and Tactical Vehicle Systems segments of 7% and 1%, respectively, compared to Fiscal 2002.

        Gross profit decreased $24.2 million to $125.1 million in Fiscal 2003 from Fiscal 2002. This decline reflects a gross profit margin decrease to 11.7%, compared to 14.0% in Fiscal 2002. The decline in gross profit margin is primarily attributable to the Power Products segment, which generated $17.8 million of gross profit margin deterioration, combined with the Engineered Products segment, which contributed $4.6 million of profit margin deterioration. The remainder of the variance is primarily due to a change in sales mix between business segments.

        Fiscal 2003 results include $7.0 million of asset impairment charges pursuant to analyses prepared in accordance with SFAS No. 142 and SFAS No. 144 within the Engineered Products and Power

Products segments. These asset impairment charges are described further in the segment data section below.

        Selling and administrative expenses increased by $19.6 million, or 18%, to $130.0 million in Fiscal 2003 from Fiscal 2002. Selling and administrative expenses in Fiscal 2003 include $13.2 million of significant charges associated with key management actions, which are described in more detail in the segment data below. The remainder of the change from Fiscal 2002 is attributable to increases in certain operating expenses, which were partially offset by cost reduction actions.

        As mentioned above, the employee benefits earned under our defined benefit pension plan, defined benefit supplemental executive retirement plan and postretirement medical plan were frozen effective July 1, 2003. These changes resulted in a one-time non-cash charge of $2.4 million to write off previously unamortized prior service costs (pension curtailment expense) during Fiscal 2003.

        Net interest expense decreased by $0.7 million from Fiscal 2002 to $1.7 million in Fiscal 2003. The decrease in interest expense is primarily attributable to the scheduled payment of $30.0 million on long-term borrowings that was made in May 2003.

        The effective tax rate was 45.2% for Fiscal 2003 compared to 30.7% for Fiscal 2002. The change in effective tax rate is primarily the result of federal tax credits.

        Discontinued operations generated an after-tax loss of $44.8 million in Fiscal 2003, compared to $23.7 million in Fiscal 2002. This increased loss is primarily attributable to the management decision to exit the EPC activities of the Distributed Energy Solutions segment in the third quarter of Fiscal 2003. This business generated a $35.8 million loss in Fiscal 2003, compared to a $4.5 million loss in Fiscal 2002.

        The Airline Products business, which was sold in the fourth quarter of Fiscal 2004, generated an after-tax loss of $8.1 million in Fiscal 2003, compared to $10.5 million in Fiscal 2002. The Fiscal 2003 loss included $3.1 million of pre-tax charges for the impairment of inventory, while the Fiscal 2002 results included a pre-tax charge of $7.8 million associated with the impairment of goodwill and long-lived assets.

        We disposed of our blowout preventer and controls, valve and drilling riser business in Fiscal 2002. The retained obligations associated with this business resulted in an after-tax loss of $0.9 million in Fiscal 2003, compared to a $8.0 million loss from operations in Fiscal 2002. Additionally, Fiscal 2002 included a $0.7 million charge, net of tax, associated with a financial guarantee for certain gas turbine equipment in Argentina. In Fiscal 2002, we also recognized a loss from sale of the blowout preventer and controls, valve and drilling riser business of $5.6 million, net of tax.

        In the first quarter of Fiscal 2002, we recognized, as a cumulative effect of a change in accounting principle, a charge of $3.7 million net of tax, or $0.13 per diluted share, upon adoption of new accounting standards related to the valuation of goodwill and other intangible assets.

Tactical Vehicle Systems

        The Tactical Vehicle Systems segment recorded sales of $445.7 million in Fiscal 2003, down $5.2 million or 1% from Fiscal 2002. The segment delivered 2,481 trucks and 509 trailers in Fiscal 2003, compared to 2,366 trucks and 544 trailers in Fiscal 2002. By comparison, the 2003 quantities included a lower proportion of larger vehicles, which have a higher unit sales price. As a result, Fiscal 2003 sales of equipment were down 1% to $392.1 million from Fiscal 2002. Engineering and service sales were down 20% to $39.1 million in Fiscal 2003 from the previous year, primarily due to lower activity associated with a U.S. Army project to retrofit existing tactical vehicles with certain product enhancements. This decline in service sales was partially offset by an increase in parts sales, which approximately doubled to $14.5 million, primarily attributable to the increased replacement needs for vehicles deployed in Iraq.

        Operating profit for this segment in Fiscal 2003 was $67.8 million (15.2% operating margin), down from $68.8 million (15.3% operating margin) in Fiscal 2002. This slight decline in operating profit is primarily attributable to the lower sales volume in Fiscal 2003. Selling and administrative expenses were relatively flat from Fiscal 2002 to Fiscal 2003 as a decrease in costs associated with bid and proposal activities was offset by increased costs in some expense categories.

Power Products

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

	Year Ended January 31,
	2004	2003
	(in millions)
Equipment sales	$158.7	$193.9
Parts sales	238.0	235.6
Service and rental sales	113.3	117.9

	$510.0	$547.4

        Operating loss for this segment in Fiscal 2003 was $52.0 million, a $40.3 million deterioration from the $11.7 million operating loss posted in Fiscal 2002. The lower sales volume contributed $10.6 million to the operating loss, partially due to the relatively fixed cost structure in the service and rental departments. Additionally, increased employee compensation and benefits contributed approximately $5.5 million to the operating loss. We also incurred increased legal expenses related to defense and settlement of certain legal claims against the Company totaling $2.5 million, $1.7 million of employee separation costs related to headcount reductions, and higher bad debt expense of $2.8 million, partially due to economic weakness in the markets that we serve. Lower margin product sales, partially due to efforts to dispose of slow moving inventory, along with higher ongoing operating expenses contributed an additional $8.2 million to the Fiscal 2003 loss.

        Due to the deteriorating performance of the Power Products segment at the time, our management took numerous actions in the fourth quarter of Fiscal 2003 to improve the operating results of this segment. These actions resulted in additional charges to the segment, which further deteriorated the Fiscal 2003 operating loss. Most notably, the segment incurred a $4.5 million charge for the disposal and impairment of inventory related to the implementation of programs to liquidate slow moving inventory in the current market environment in order to reduce working capital investment in the business. Additionally, the decision to exit the Thermo King product line prompted a test of recoverability of goodwill and other intangible assets in accordance with SFAS No. 142. As a result of this analysis, we impaired the goodwill by $4.5 million.

Engineered Products

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

        This segment posted an operating loss of $11.1 million in Fiscal 2003, a $7.9 million change from the $3.2 million operating loss in Fiscal 2002. Despite the increased sales volume, which would have generated a $3.8 million improvement to operating profit at prior year operating margins, the petroleum equipment sales in Fiscal 2003 had a much larger mix of lower margin sales to international customers. As a result of this change in customer mix, the increased petroleum equipment volume contributed only $0.7 million of incremental operating profit to this segment.

        We completed the consolidation of our manufacturing operations which included relocating the Houston railcar mover and snow blower manufacturing operations into an existing Engineered Products manufacturing facility in Houston, Texas. The Engineered Products segment incurred $1.8 million of costs associated with this consolidation project, all in Fiscal 2003.

        Subsequent to executing this consolidation project, our decision to exit the Distributed Energy Solutions segment, which shares the same manufacturing facility, created a change of events that required a test of recoverability of long-lived assets in accordance with SFAS No. 144. As a result of this analysis, we impaired the long-lived assets of our manufacturing operations by $4.5 million, reducing their carrying value to fair market value. The Engineered Products segment incurred $2.5 million of this long-lived asset impairment charge, and the Distributed Energy Solutions segment incurred the remaining $2.0 million.

        Additionally, the segment recorded a $1.6 million charge to write down specific inventory in conjunction with management's efforts to liquidate certain types of inventory in the current market environment to reduce working capital invested in the business. Further, higher operating expenses partially due to under-utilization of the expanded manufacturing facility and other cost increases contributed approximately $2.8 million to the operating loss.

Corporate

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

LIQUIDITY AND CAPITAL RESOURCES

        Our sources of cash liquidity include cash and cash equivalents, short-term investments, amounts available under credit facilities and cash from operations. We believe that these sources will provide sufficient capital to fund our working capital requirements, capital expenditure needs, foreseeable acquisition activity, dividends and other financial commitments.

        In January 2005, we entered into a $100 million unsecured revolving credit facility which expires in January 2009. No borrowings have been made under this facility, which in effect replaced a $150 million revolving credit facility that expired in January 2004. The revolving credit facility has a $25 million sub-facility which may be used for letters of credit. Approximately $7.3 million in letters of credit under the revolving credit facility were outstanding at January 31, 2005 and $92.7 million was available for borrowing.

        This revolving credit facility was issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, sales of assets and other items, and require us to maintain a minimum fixed charge coverage ratio and maximum leverage ratio. Based on our financial condition as of January 31, 2005, the restrictions imposed by the Company's revolving credit facility do not currently restrict our ability to meet our obligations or to declare and pay dividends at historical levels.

        We have $25.0 million in unsecured senior notes outstanding, which bear interest at a rate of 7.38% and are due and payable in May 2006. Additionally, $30.0 million of such unsecured senior notes were paid when due in May 2003. The senior notes agreement limits sales of assets and other items and contains a maximum debt-to-total capitalization covenant. Based on our financial condition as of January 31, 2005, the restrictions imposed by our senior notes do not currently restrict our ability to meet our obligations or to declare and pay dividends at historical levels.

        For additional information related to the revolving credit facility and senior notes, see Note 8 to the consolidated financial statements.

        To facilitate the purchase of new and used inventory for our Freightliner truck dealership in the Power Products segment, we entered into a floor plan financing agreement with a commercial bank during Fiscal 2004. The secured facility, which matures in December 2005, allows for borrowings up to $3.0 million of which $0.5 million was outstanding at January 31, 2005. Advances under this facility bear interest at the prime rate.

        In addition, our international subsidiaries had foreign currency bank notes payable totaling $1.1 million and $1.9 million at January 31, 2005 and 2004, respectively. Such notes payable consist of renewable, secured loans for the purpose of financing our South American operations. These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by letters of credit issued by us and principally bear market-based variable rates of interest. We use foreign denominated debt to limit our exposure to foreign currency exchange rate fluctuations on our South America operations.

        In the event that any acquisition of additional operations, growth in existing operations, settlements of lawsuits or disputes, changes in inventory levels, accounts receivable, tax payments or other working capital items create a permanent need for working capital or capital expenditures in excess of the existing cash and cash equivalents and committed lines of credit, we may seek additional capital financing in the form of new debt or equity instruments.

Selected Statements of Cash Flows Data

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(In thousands)
Net cash provided by (used in):
Operating activities of continuing operations	$66,844	$18,541	$77,161
Operating activities of discontinuing operations	(37,832)	938	(24,578)
Investing activities	55,798	(36,155)	(15,371)
Financing activities	(8,304)	(37,359)	(10,674)

	$76,506	$(54,035)	$26,538

Selected Balance Sheet Data

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(In thousands)
Cash, cash equivalents, and short-term investments	$132,927	$61,686	$107,976
Working capital	221,272	224,562	276,266
Total debt	26,671	27,092	56,635

Fiscal 2004 vs. Fiscal 2003

        Net cash provided by operating activities of continuing operations increased by $48.3 million to $66.8 million in Fiscal 2004 compared to Fiscal 2003. This increase is primarily attributable, to a $20.0 million increase in net earnings from continuing operations adjusted for non-cash items, along with a $28.3 million improvement in net operating assets and liabilities. This increase was partially offset by a $37.8 million change in cash flows from discontinued operations, primarily resulting from a $21.8 million, net payment associated with the settlement of the Diamond Offshore Drilling litigation, along with operating losses in the discontinued businesses. We received $10.0 million of insurance proceeds related to the Diamond Offshore Drilling litigation during Fiscal 2005, which partially offset the cash payment associated with this settlement.

        Net cash from investing activities improved to $55.8 million of cash provided in Fiscal 2004 from $36.2 million of cash used in Fiscal 2003. This improvement is primarily attributable to $51.6 million of proceeds from the sale of the Airline Products business and the exit of several Power Products distributor agreements in Fiscal 2004, along with $19.5 million of proceeds from the disposal of the Power Products rental fleet and other Company assets during Fiscal 2004. Additionally, reduced capital spending resulted in a $17.7 million decrease in capital expenditures in Fiscal 2004, compared to Fiscal 2003.

        Net cash used in financing activities decreased by $29.1 million to $8.3 million in Fiscal 2004 compared to Fiscal 2003. This decrease is primarily attributable to the scheduled repayment of $30.0 million in senior notes in May 2003.

Fiscal 2003 vs. Fiscal 2002

        During Fiscal 2003, working capital decreased by $51.7 million to $224.6 million. This decrease in working capital is primarily attributable to the $22.1 million provision for excess and obsolete inventory including $16.0 million in discontinued operations, along with $16.3 million of accrued losses on uncompleted contracts recorded in discontinued operations during the second half of Fiscal 2003.

        Net cash provided by operating activities of continuing operations decreased by $58.6 million to $18.5 million in Fiscal 2003 compared to Fiscal 2002. This decrease is primarily attributable to a change in accounts receivable, including a $27.0 million reduction in accounts receivable in the Power Products segment in Fiscal 2002 combined with a $19.5 million increase in accounts receivable in the Engineered Products segment in Fiscal 2003, related to the timing of large project execution. Net cash provided by discontinued operations improved by $25.5 million to a $0.9 million cash inflow in Fiscal 2003, due largely to reductions in working capital in discontinued businesses during Fiscal 2003.

        Net cash used in investing activities increased by $20.8 million to $36.2 million in Fiscal 2003 compared to Fiscal 2002. This increase is the result of a $9.1 million cash inflow during Fiscal 2002 primarily related to the sale of a discontinued operation, coupled with a $7.7 million outflow during Fiscal 2003 for short-term investments with original maturities in excess of 90 days. Capital expenditures increased $4.5 million to $26.1 million in Fiscal 2003, primarily as a result of $7.1 million of capital additions at the Engineered Products manufacturing facility as part of our manufacturing consolidation effort.

        Net cash used in financing activities increased by $26.7 million to $37.4 million in Fiscal 2003 compared to Fiscal 2002. This increase is primarily attributable to the repayment of $30.0 million in senior notes, which were due and paid on May 30, 2003.

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

        Our contractual obligations at January 31, 2005, excluding interest on debt balances, are summarized as follows (in thousands):

	Less than one year	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter	Total
Long-term debt obligations	$—	$25,000	$—	$—	$—	$—	$25,000
Notes payable	1,671	—	—	—	—	—	1,671
Operating leases	2,868	2,759	2,373	2,098	1,922	425	12,445

Total contractual cash obligations	$4,539	$27,759	$2,373	$2,098	$1,922	$425	$39,116

        In addition, our other commercial commitments expire as follows (in thousands):

	Less than one year	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter	Total
Letters of credit	$12,493	$—	$334	$—	$—	$368	$13,195
Contingent performance indemnities	—	—	3,842	—	—	—	$3,842

	$12,493	$—	$4,176	$—	$—	$368	17,037

        In addition to the above, we have noncontributory defined benefit pension plans that covered substantially all of our full-time employees and a defined benefit postretirement medical plan. Effective July 1, 2003, we froze the benefits earned under these plans, with the exception of a small transition group. We anticipate contributing approximately $1.0 million during Fiscal 2005 under the defined benefit pension plans and approximately $1.0 million under the postretirement medical plan.

EMPLOYEE DEFINED BENEFIT PLANS

        We have a frozen noncontributory defined benefit pension plan that covered substantially all of our full-time employees and an unfunded defined benefit supplemental executive retirement plan covering certain highly compensated employees. The pension benefits are based on years of service, limited to 45 years, and the employee's highest consecutive five-year average compensation out of the last 10 years of employment. We fund pension costs in conformity with the funding requirements of applicable government regulations. In an effort to reduce ongoing operating costs and improve our competitive position, we froze the benefits earned under such plans effective July 1, 2003, with the exception of a small transition group. These plan changes are expected to significantly reduce our future costs and required contributions under these plans.

        Since our accumulated benefit obligation exceeds the fair value of our plan assets, we were required to reflect on our balance sheet a minimum pension liability for the difference totaling $50.6 million as of January 31, 2005, $15.4 million of which was recorded in Fiscal 2004. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in pension liability with an offsetting charge to shareholders' equity (net of income tax) through other comprehensive income (rather than net income).

        The calculations of liability and expense associated with our pension plans are dependent on key assumptions, including the discount rate, the expected long-term rate of return on plan assets, and the assumed rate of compensation increases. For purposes of calculating our benefit obligations as of January 31, 2005, we lowered the assumed discount rate used for this calculation from 6.0% at January 31, 2004 to 5.5%, based on the change in the Moody's Aa long-term corporate bond yield from January 31, 2004 to January 31, 2005.

        We assumed our expected long-term rate of return on plan assets to be 8.5%, which is consistent with Fiscal 2003. In determining the expected long-term rate of return on plan assets, we considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premiums associated with other asset classes and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. The expected return for each asset class was then weighted based on the plan's target asset allocation. We also gave consideration to the returns being earned by the plan assets in the fund and the rates of return expected to be available for reinvestment using capital market projections, an estimated long-term asset allocation strategy based on the plan's statement of investment policy, objectives and guidelines and an estimate of annual administrative, investment management and trading expenses.

        Consistent with the prior year, we used 4.1% in Fiscal 2004 as the assumed rate of compensation increase for our employee population, based on historical trends and the expectation that long-term rates of compensation increase should approximate growth in overall gross domestic product.

        We continuously review all assumptions used in the pension calculations and may revise them in the future. If we were to decrease the expected long-term rate of return on plan assets assumption by 100 basis points, the pension expense we recognized in Fiscal 2004 would have increased by $1.0 million. If we were to decrease the discount rate by 100 basis points, the pension expense we recognized in Fiscal 2004 would have increased by approximately $1.5 million.

        During Fiscal 2004, 2003 and 2002 we recognized $1.6 million, $5.9 million and $6.0 million, respectively, of expense associated with our defined benefit pension plans. During those same three years, we contributed $10.9 million, $13.1 million and $1.7 million of funding, respectively, to our pension plans. Based on the best available information we have at this time, we expect that in Fiscal 2005 we will contribute approximately $1.0 million to our defined benefit pension plans and recognize approximately $1.7 million of pension expense. These pro forma estimates for Fiscal 2005 include a discount rate of 5.5%, an expected long-term rate of return on plan assets of 8.5% and a 4.1% rate of compensation increase. Increases in future pension funding requirements could occur if the actual return on plan assets in future periods does not approximate the long-term rate of return assumed by us, and the amount of such increases could be material.

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

        Like the pension plans discussed above, the defined benefit postretirement medical plan is dependent on key assumptions, including the discount rate and future healthcare cost trend rates. For this actuarial calculation, we used a discount rate of 5.5% and assumed an annual rate of increase of approximately 8.5% for pre-age 65 covered health care benefits and 5.8% for post-age 65 health care benefits, eventually and gradually decreasing to 5% by 2012 and remaining at that level thereafter. A one percentage point increase in the healthcare cost trend rate assumption in each future year would impact the postretirement benefit obligation by approximately $0.3 million and would impact the total service and interest cost by approximately $0.1 million.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduced a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Staff Position 106-2, issued in May 2004, provides guidance on the accounting for the effects of the Act, and was adopted by the Company in the third quarter of Fiscal 2004, resulting in a $0.4 million decrease to plan expense for Fiscal 2004. Prior to the end of Fiscal 2004, the Company announced that the defined benefit postretirement medical plan is being amended effective January 1, 2006, to discontinue prescription medication coverage for all participants who are both eligible for prescription drug benefits under Medicare and for whom Medicare is the primary payor. This plan change is expected to reduce the plan's net periodic benefit cost beginning in Fiscal 2005.

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

        We frequently sell equipment together with "start-up" services, which typically involve adding fuel to the engine, starting the equipment for the first time, and observing it to ensure that it is operating properly. In cases where start-up services are required on an equipment sale, the estimated start-up costs are accrued when revenue from the equipment sale is recognized.

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

        Inventories:    Inventories are stated at the lower of cost or market, with cost primarily determined on a last-in, first-out ("LIFO") basis, and market determined on the basis of estimated realizable values, less related customer deposits. We purchase a considerable amount of our inventory for resale from independent manufacturers pursuant to distribution agreements. Cost represents invoice or production cost for new items and original cost less allowance for condition for used equipment inventory. Production cost includes material, labor and manufacturing overhead. When circumstances dictate, we write inventory down to its estimated realizable value based upon assumptions about future demand, technological innovations, market conditions, plans for disposal and the physical condition of products. If circumstances change, causing us to reduce our estimate of realizable value for specific inventory items or categories, additional provisions to cost of sales may be required.

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

        Stock-Based Compensation:    As permitted under SFAS No. 123, we use the intrinsic value method of accounting to account for our employee stock options and other stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of our common stock on the grant date and all other provisions of the award are fixed. Had we used the fair value method of accounting for stock-based compensation prescribed by SFAS No. 123, net earnings would have been negatively impacted by $1.4 million, $1.1 million and $2.0 million for Fiscal 2004, 2003 and 2002, respectively.

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

        Pensions and Other Postretirement Benefits:    We account for our defined benefit pension plan and our defined benefit postretirement medical plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively. These standards require that amounts recognized in the financial statements be determined on an actuarial basis. Significant assumptions involved in determining our pension and other postretirement benefit expense include the expected return on plan assets, expected healthcare cost trend rates and expected compensation increases, and the discount rate for calculating future liability. See "Employee Defined Benefit Plans" for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock options and other stock-based employee compensation. As permitted under SFAS No. 123, we continue to use the intrinsic value method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of our common stock on the grant date and all other provisions of the award are fixed. In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statements of operations based on their fair values. SFAS No. 123R is effective in the third quarter of Fiscal 2005. We are currently evaluating the impact that SFAS No. 123R will have on our Fiscal 2005 financial statements. See Note 1 to our consolidated financial statements included elsewhere herein for further discussion.

        In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and other Postretirement Benefits". The statement requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim and annual periods. The revised disclosure requirements of SFAS No. 132R have been included in Note 13 to our consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4," which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by us beginning in Fiscal 2006. We do not believe the implementation of SFAS No. 151 will have a material impact on our consolidated financial statements.

        In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," and FSP No. 109-2, "Accounting and

Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004." FSP No. 109-1 clarifies that the new domestic manufacturing deduction provided for in the American Jobs Creation Act of 2004 (the "Jobs Act") should be accounted for as a special deduction, rather than a rate reduction, under SFAS No. 109. A special deduction is recognized under SFAS No. 109 as it is earned. The Jobs Act also introduces a special one-time tax deduction of 85 percent of qualifying repatriations of foreign earnings. FSP No. 109-2 allows additional time for companies to evaluate the effects of the Jobs Act on its plans for repatriation of unremitted earnings for purposes of applying SFAS No. 109, and provides additional accounting and disclosure guidance. FSP No. 109-1 and 109-2 were both effective upon issuance. We are currently evaluating the impact that the adoption of FSP No. 109-1 and 109-2 will have on our consolidated financial statements in future periods.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Certain of the statements contained in this document, including those made under the captions "Business," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Other than statements of historical fact included herein, all statements herein, including in particular, but not limited to, statements regarding potential future products and markets, our future financial position or results of operations, business strategy, other plans and objectives for future operations, relating to trends, expressing our belief, referring to expectations, relating to future margins, relating to expected cost of capital, referring to backlogs as to future product deliveries, relating to long-term contracts in progress or using the words "should," "could," "may," and words of similar import and prospective focus, are forward-looking statements. We can give no assurance that any forward-looking statement of ours will prove to have been correct and such statements are not guarantees of future performance. They involve certain risks, uncertainties and assumptions that are difficult to predict, and actual outcomes and results may differ materially from what is expressed or forecasted or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Specific important factors that could cause actual results, performance, or achievements to differ materially from our forward-looking statements, and that otherwise may affect our operations, are identified below. All written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by such factors.

        Risks of Dependence on Government and Failure to Obtain New Government Contracts:    Because the U.S. government is one of our key customers, decreased government spending or termination of significant government programs could adversely affect our business. Our Tactical Vehicle Systems segment depends largely on U.S. government expenditures. In recent years, government contracts in such segment have accounted for substantial percentages of our annual revenues and operating income. Fiscal 2004 included the completion of the final production year of our second multi-year contract with the U.S. Army for production of the FMTV. In November 2004, we began full rate production under a third multi-year contract with the U.S. Army that provides for continued production of the FMTV through September 2008 at an initial contract value of $1.1 billion, excluding the exercise of any production options. The funding of the FMTV contract is subject to the inherent uncertainties of Congressional appropriations. As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the FMTV contract must be funded annually by the U.S. Army and may be terminated at any time for the convenience of the government. If the FMTV contract is terminated, other than for our default (in which event there could be serious adverse consequences and claims made against us, including repayment of amounts billed and received from the U.S. Army in excess of incurred costs and accrued profits (classified as current liabilities on our balance sheet) and other monetary exposures), the contract includes a provision under which we will be reimbursed for certain allowable costs, but not necessarily for all costs incurred.

        We have realized and expect to continue to realize lower margins and production levels under the third multi-year contract than under the recently completed FMTV contract. There can be no assurance as to whether future governmental spending will adequately support our business in this area, and substantial decreases in government spending, the loss of the U.S. government as a customer or the cancellation of key significant government programs could materially and adversely affect our operations. Even if government spending in general continues at current levels, we are not assured that we can compete effectively as to the receipt of specific government orders and contract awards or as to the timing thereof. The U.S. Army is the predominant customer of our Tactical Vehicle Systems segment, accounting for practically all of the sales of this segment. The loss of this customer would have a material adverse effect on our consolidated financial condition and results of operations. In our forward-looking statements, we have assumed that we will continue to have satisfactory performance in our government contracting business.

        Inherent Risks of Government Contracts:    Government contracts present us with numerous special risks that are inherent in their nature and that could adversely affect our operations. Major contracts for military systems are often "fixed-price" contracts that are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. Our ultimate profitability on such contracts may depend on the eventual outcome of an equitable settlement of contractual issues with the U.S. government. Furthermore, there are significant risks in projecting actual costs on multi-year fixed-price government contracts because of unforeseen factors, including price and wage inflation and supply shortages. While we attempt to negotiate supply contracts with key suppliers that are synchronized with our long-term fixed price obligations, we are not able to do that with a precision that eliminates risks that our actual costs of necessary items will not exceed the costs taken into account in the original contract pricing. Further, as to some suppliers and some items we do not have contracts that are synchronized at all with our long-term fixed price obligations. As to such items, which include raw materials such as steel, as to which there have been recent substantial price increases, we are at continuous risk that we will have cost increases that were not taken into account in our contract pricing.

        Our government contract operations are subject to U.S. government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on government procurement regulations, under certain circumstances a contractor can be fined, as well as suspended or debarred from government contracting. In that event, we would also be prohibited from selling equipment or services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation and similar government agencies during a suspension or debarment. In such events we might otherwise not be able to receive the benefits of federal assistance payments during a suspension or debarment. We have been advised that the U.S. Customs Service and the Department of Justice have conducted an investigation of potential violations by us of laws relating to the export of controlled military vehicles, weapons mounting systems and firearms. Such investigation could result in the filing of civil or administrative sanctions against us and/or individual employees and could result in a suspension or debarment. In our forward-looking statements, we have assumed our reasonable management of risks inherent in our government contracting business, and that we will not experience a materially adverse outcome in any U.S. government investigations.

        Risks of Supply Interruptions to Tactical Vehicle Systems Segment:    The FMTV incorporates engines, transmissions, axles and a number of other components that are specified by the U.S. Army and are available only from the source or sources selected by the U.S. Army. Identifying additional or replacement suppliers approved by the U.S. Army for any of the numerous components used in the FMTV may not be accomplished quickly or on commercially reasonable terms, if at all. In addition to suppliers specified by the U.S. Army, we use other suppliers for certain components of the FMTV, some of which are small businesses that are not well capitalized. In the event we were unable to mitigate the impact or find an alternate supplier in a timely manner, significant interruption in the supply of any of these components, for any reason, including insolvency of a supplier, work stoppages at suppliers and transportation interruptions, could involve significant additional costs and result in delays in production and product deliveries and could have a material adverse effect on the results of operations of the Tactical Vehicle Systems segment. In our forward-looking statements, we have assumed that we will not experience significant supply interruptions in the Tactical Vehicle Systems segment.

        Risks Associated with Distributed Energy Solutions Segment:    In the third quarter of Fiscal 2003, we announced our plans to exit the turnkey engineering, procurement, and construction activities of the Distributed Energy Solutions segment. Since that time, we have incurred significant losses in the process of exiting this business related to the completion of remaining construction projects, costs to satisfy customer warranty obligations, valuation adjustments related to the liquidation of inventory and costs associated with the settlement of customer disputes. During the fourth quarter of Fiscal 2004, we reached the point in this wind down effort in which we are substantially complete with our construction activities, and as a result, the identified assets, liabilities and results of operations for that segment have been reported as discontinued operations. We continue to have substantial risk with respect to the performance on such contracts, including warranty, product performance and other contractual obligations, as well as certain claims and litigation that have arisen against us with respect to contracts entered into in past years. While we have recognized all known estimated losses on these uncompleted contracts, warranty obligations and other customer disputes, continued uncertainty remains related to the execution of the remaining obligations. These uncertainties may result in additional unexpected losses until all contractual issues are resolved and remaining obligations are completed. Additionally, we expect to continue to recognize some general and administrative costs required to support the remaining warranty and contract performance aspects of this business. We are also obligated to execute under certain fixed-price operation and/or maintenance contracts related to previously completed EPC projects, which have terms potentially extending up to six years. We have assumed in our forward-looking statements that we will be able to manage this circumstance in an overall satisfactory manner, having already taken significant charges with respect to these matters in Fiscal 2003 and 2004.

        Risks of Fixed-Price Contracts:    Many of our equipment sales contracts are "fixed-price" contracts as to which the original price may be set at any early stage of the process. The terms of these contracts require us to guarantee the price of products and services we provide and to assume the risk that the costs to provide such products and services will be greater than anticipated. The profitability of these contracts is therefore dependent on the ability to reasonably predict the costs associated with performing the contracts. These costs may be affected by a variety of factors, some of which are beyond our control. For example, U.S. manufacturers and distributors of steel products, which are used in many of our products, have in recent years experienced difficulties with the pricing and availability of steel. The volatility of steel prices and increase in steel demand worldwide is expected to negatively affect our expected costs under certain of our fixed-price contracts in the near future. Our failure to accurately estimate the resources required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our profitability and could have a material adverse effect on our business, financial condition and results of operations. In recent periods, as a result of incurring greater costs than were taken into account in original contract pricing, we have incurred significant losses on certain EPC projects in the Distributed Energy Solutions segment. We may experience similar situations in the future in that segment or in other segments. In our forward-looking statements, we have assumed that fixed-price contracts will have no further material adverse impact on our business, financial condition or results of operations.

        Risks as to Rising Steel Prices:    While noted above generally in connection with other risk factors, we specifically note that during 2004 and 2005, manufacturers and distributors of steel, which is used in many of our products, have experienced sharply increased prices and limited availability of steel and component parts containing steel. These increased steel prices have had and are expected to continue to have a negative impact on our margins in the near future, particularly on fixed-price contracts and other contracts for which we are unable to pass such cost increases on to our customers. If these steel price conditions continue, and if we are unable to raise our prices to keep pace with the material cost increases, our sales trends, operating margins and results of operations could be adversely impacted in future periods.

        Risks as to Cost Controls:    As a manufacturing and service company operating within "tight" margins, with substantial facilities and inventories and a large workforce, our operations have been, and can be, adversely affected by our inability to control costs and to accurately estimate and plan our costs. We continuously endeavor to implement cost identification, estimation and savings measures in our operations. Our forward-looking statements assume that we will be able to contain our costs and expense increases at reasonable levels consistent with expected revenues.

        Risks of General Economic Conditions:    Our commercial operations are cyclical and dependent for success on the general economic well-being of the United States and certain international markets. A general economic downturn could adversely affect demand for our products and services. In 2001 and 2002, there was a marked period of economic slowdown, and although economic activity increased in 2003 and 2004, general economic conditions remain uncertain, particularly in light of the war in Iraq, other international tensions and related factors. If the U.S. or world economies decline or fail to further recover, the demand for, and price of, our products and services could be adversely affected, thus adversely affecting our financial condition and results of operations. Further, other general market conditions such as increased inflation and higher interest rates could also adversely impact our results of operations. In our forward-looking statements, we have assumed that general market conditions will not worsen in Fiscal 2005 and that we are not entering a down-cycle in our markets or a period of significantly increasing inflation and interest rates.

        Risks of Oil and Gas Industry Economic Conditions:    Our Engineered Products segment, as well as certain aspects of our Power Products segment, are closely tied to the oil and gas industry in general and, in particular, to capital expenditures by oil and gas companies and oilfield service and manufacturing companies. Capital expenditures by oil and gas companies have tended in the past to follow trends in the price of oil and natural gas, which have fluctuated widely in recent years, although they are generally at all time highs at present. A sustained period of substantially reduced capital expenditures by oil and gas companies and oilfield service and manufacturing companies, as we have experienced in some recent years, will likely lead to a drop in demand for products and services in our Engineered Products segment as well as in our Power Products segment. Any such drop will have an adverse effect on our revenues, results of operations and cash flow during the affected period, as it did during Fiscal 2002, and to a lesser extent, Fiscal 2003. The oil and gas industry has rebounded from low levels in recent years; however, we cannot assure you that the industry will continue to rebound or stabilize, that industry capital spending will be robust in future periods or that industry capital spending will increase proportionally with price increases for oil and gas. We have assumed in our forward-looking statements that economic conditions and capital spending in such industry will stabilize at least at present levels or improve.

        Risks as to Distributorships:    Our Power Products and Engineered Products segments are, in particular, dependent upon a number of distribution agreements with third-party manufacturers. All of our distribution agreements either have expiration dates or are terminable upon certain notifications. Even those with expiration dates are also terminable based on other factors, including changes in our control or in our principal management. While our principal distribution agreements have been renewed on a regular basis in the past, there can be no assurance that any particular distribution agreement will be renewed in the future on favorable terms or at all, or that, on the whole, our principal distribution agreements will continue to be renewed. The termination of key distribution agreements, or a failure to renew on favorable terms or at all, could have a material adverse impact on our operations. We have assumed in our forward-looking statements that our principal distribution agreements will not be terminated and/or will be renewed as they come up for renewal. In addition, we have relatively new distributorship arrangements with affiliates of DaimlerChrysler that went into effect in January 2004. We are at risk under such contracts as to whether our operational results will be materially less satisfactory than in past arrangements with a DaimlerChrysler affiliate. We have assumed in our forward-looking statements that our operational results will be mildly impacted by the new DaimlerChrysler arrangements.

        Risks as to Licenses:    Our Power Products and Engineered Products segments are dependent upon and subject to certain Texas state motor vehicle licensing requirements. Generally, such licenses are renewed annually. As a result of discussions with the Motor Vehicle Division of the Texas Department of Transportation as to issues that have been raised concerning licenses necessary for the sale, distribution, installation and warranty repair of certain large engines and transmissions, we have agreed with the Motor Vehicle Division to restructure certain of our businesses so that the parent company will no longer be a dealer or a distributor and so that none of our subsidiaries will be both dealers and distributors. Although no enforcement action is currently pending against us in such situation, our licenses have not been renewed pending the resolution of our implementation of the agreement as to the licensing issues that have been raised. While these licenses have historically been renewed on a regular basis, there can be no assurance that any particular license will be renewed in the future. The termination of, or failure to renew, key licenses could have a material adverse impact on our operations. We have assumed in our forward-looking statements that our principal licenses will not be terminated and/or will be renewed as they come up for renewal and that we will resolve satisfactorily the Texas licensing matters.

        Risk of Competition:    Our international and domestic competitors may use their resources and product and service offerings to increase competition, both in terms of pricing and product and service offerings, thereby reducing our market shares and/or sales and profitability. Some of our existing and potential competitors have substantially greater marketing, financial and technical resources than we have, and these resources might be used in effective competition with us. We have assumed in our forward-looking statements that we will continue to be a reasonably effective competitor in our markets.

        Risks Relating to Technology:    Our business will suffer if we are unable to keep up with rapid technological change and product development. Our success will depend on our ability to anticipate changes in technology and industry requirements and to respond to technological developments on a timely basis, either internally or through strategic alliances. We will likely be constantly threatened by current competitors or new market entrants who may develop new technologies or products or establish new standards that could render our products less marketable or obsolete. Thus, we can offer no assurances that we will be successful in developing and marketing, on a timely and cost effective basis, products or product enhancements that respond to our competition, to technological developments, to changing industry standards and to marketplace acceptability. We have assumed in our forward-looking statements that we can reasonably keep pace with our competitors in technology changes and product development.

        Risks as to Terrorist Attacks on the U.S. and Their Impact on the U.S. Economy:    Since the terrorist attacks on the United States in September 2001, the threat of future terrorist incidents may continue to adversely affect our business and the U.S. economy in ways that we cannot identify. However, threats of future terrorist attacks may adversely affect the demand for our products and services generally in addition to their specific impact on our segments that serve the oil and gas industries. Our forward-looking statements at present assume no further material impacts of such circumstances on the U.S. economy or further deterioration on our affected businesses.

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

        Risks of Claims and Litigation:    Outcomes of pending litigation and governmental proceedings, as well as future unexpected litigation and legal disputes could have a material adverse impact on our operations. If we experience materially adverse outcomes or other unexpected results in our existing litigation and government proceedings, which in turn have a material adverse effect on our results of operations, the accuracy of our forward-looking statements would be affected. Similarly, if we experience in the future new, unexpected litigation or adverse results from new, unexpected litigation, there could also be a material adverse effect on our results, again affecting the accuracy of our forward-looking statements. Our forward-looking statements assume that there will be no materially adverse unexpected outcomes or results that we have not already adequately provided for.

        Risks of Product Defects:    Our customers often require demanding specifications for product performance and reliability. Because many of our products are complex and often use state-of-the-art components, processes, and techniques, undetected errors and design flaws may occur. Product defects result in higher product service, warranty and replacement costs and may cause damage to our customer relationships and industry reputation, all of which may negatively impact our results of operations. We have assumed in our forward-looking statements that we will not in the future incur material difficulties with respect to product defects and warranty claims.

        Risks as to Foreign Sales and Global Trade Matters:    Foreign sales are subject to special risks inherent in doing business outside of the U.S., including the risk of war, terrorist activities, civil disturbances, embargoes, and government activities, all of which may disrupt markets. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales in certain foreign countries require prior U.S. government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales. Moreover, changes in global trade policies in our markets could impact our sales in these markets. We have assumed in our forward-looking statements that there will be no material changes in global trade policies, such as embargoes, new and large tariffs or other tax assessments and the like or other new and material restrictions on trade that apply in particular to our businesses.

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

        Risks as to Currency Fluctuations:    A material change in currency exchange rates in our markets could affect our future results as well as affect the carrying values of certain of our assets. World currencies have been subject to much volatility in recent years. The U.S. dollar has continued to weaken somewhat against other key currencies (particularly the Euro and the Japanese Yen) in recent periods. While a weakened U.S. dollar is not necessarily adverse to our business in general, it could be generally adverse for the U.S. economy in a number of ways, including putting upward pressure on interest rates. Our forward-looking statements assume no material impact from future changes in currency exchange rates.

        Risks as to Environmental and Safety Matters:    Our operations and products, and the use thereof, are regulated under a number of federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of hazardous materials. Compliance with these environmental laws is a major consideration in the manufacturing of our products and in their servicing and distribution, as we use and generate hazardous substances and wastes in our manufacturing operations and as we may be subject to material financial liability for any investigation and clean-up of such hazardous materials. In addition, many of our current and former properties are or have been used for industrial purposes. Accordingly, we also may be subject to financial liabilities relating to the investigation and remediation of hazardous materials resulting from the action of previous owners or operators of industrial facilities on those sites. Liability in many instances may be imposed on us regardless of the legality of the original actions relating to hazardous or toxic substances or whether or not we knew of, or were responsible for, the presence of those substances. We are also subject to various federal, state, local and foreign laws and regulations relating to safety and health conditions in our manufacturing facilities and with respect to our products and the use thereof and our service operations. Those laws and regulations may also subject us to material financial penalties or liabilities for any noncompliance, as well as potential business disruption if any portion of any of our facilities is required to be temporarily closed as a result of any violation of those laws and regulations. Any financial liability or business disruption from environmental, health or safety issues could have a material adverse effect on our financial condition and results of operations. Our forward-looking statements assume no material adverse impact from environmental and safety issues.

        Credit Risks:    We believe that our allowance for bad debts at January 31, 2005, is adequate in light of our collectibility and write-off experience, existing economic conditions and specific customer collection issues we have identified. We cannot, however, give assurance that additional amounts of uncollectible receivables and bad debt write-offs will not have a material adverse effect on our future results of operations. We have in the past incurred write-offs in our accounts receivable due to customer credit problems. We have also extended trade credit and credit enhancements to customers from time to time where some risks of nonpayment or late payment exist. Substantial unanticipated collection issues stemming from prolonged periods of economic downturn in one or more industries we serve could adversely affect our results of operations. We have assumed in our forward-looking statements that our current reserves and allowances will be sufficient to avoid future material impacts on our results of operations.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

        We have $25.0 million in fixed rate debt and $1.7 million in floating rate debt. In addition, we have total assets of approximately $4.0 million in our South American operations. Consequently, we are exposed to some level of market risk from volatility in interest rates and foreign currency exchange rates. This risk is monitored and managed. See "Liquidity and Capital Resources" in Item 7 above for further discussion.

        The table below provides information about our market sensitive financial instruments, none of which was entered into for trading purposes, and constitutes a forward-looking statement.

Principal Amount by Expected Maturity

	Fiscal Years Ending January 31,
	2006	2007	Total	Fair Value at January 31, 2005
	(In thousands, except interest rate data)
Fixed Rate:
Long-term debt	$—	$25,000	$25,000	$26,076
Average interest rate	—	7.38%	7.38%
Floating Rate:
Notes payable	$1,671	$—	$1,671	$1,671
Average interest rate(a)	11.26%	—	11.26%

(a)
Represents weighted average rate at January 31, 2005.

        A portion of our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Generally, our export sales contracts provide for payment in U.S. dollars and we do not maintain significant foreign currency cash balances. International subsidiaries in Venezuela and Colombia have in-country working capital loans, which limit the exposure to foreign currency exchange rate fluctuations. Certain suppliers bill in foreign currencies, particularly the Euro. We occasionally enter into foreign exchange forward contracts with maturities of up to 12 months to hedge these specific purchase commitments and anticipated transactions but not for speculative or trading purposes.

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The Company's internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the Company's internal control over financial reporting as of January 31, 2005 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its evaluation, the Company's internal control over financial reporting was effective as of January 31, 2005.

        The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 31, 2005. The attestation report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Stewart & Stevenson Services, Inc.

        We have audited the accompanying consolidated balance sheets of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 2005 and 2004 and the related consolidated statements of operations, shareholders' equity, comprehensive income and cash flows for each of the three years in the period ended January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles.

        As described in Note 14 to the consolidated financial statements, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stewart & Stevenson Services, Inc.'s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

April 1, 2005
Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
Stewart & Stevenson Services, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Stewart & Stevenson Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Stewart & Stevenson Services, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Stewart & Stevenson Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Stewart & Stevenson Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2005 and 2004 and the related consolidated statements of operations, shareholders' equity, comprehensive income and cash flows for each of the three years in the period ended January 31, 2005 of Stewart & Stevenson Services, Inc. and subsidiaries and our report dated April 1, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

April 1, 2005
Houston, Texas

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,
	2005	2004
	(In thousands, except share data)
Assets
Current Assets:
Cash and cash equivalents	$130,447	$53,941
Short-term investments	2,480	7,745
Accounts receivable, net	153,383	141,263
Recoverable costs and accrued profits not yet billed	27,328	15,406
Inventories	122,937	126,491
Excess of current cost over LIFO values	(35,657)	(39,288)
Deferred income tax asset	6,307	4,791
Income tax receivable	7,223	28,899
Other current assets	5,025	15,161
Total assets of discontinued operations	43,482	93,397

Total Current Assets	462,955	447,806
Property, Plant and Equipment, net	119,261	133,203
Deferred Income Tax Asset	20,973	12,391
Intangibles and Other Assets, net	10,153	9,263

Total Assets	$613,342	$602,663

Liabilities and Shareholders' Equity
Current Liabilities:
Notes payable	$1,671	$1,932
Accounts payable	82,943	63,087
Accrued payrolls and incentives	23,758	17,280
Billings in excess of incurred costs	59,894	69,066
Other current liabilities	37,748	36,065
Total liabilities of discontinued operations	35,669	35,814

Total Current Liabilities	241,683	223,244
Long-Term Debt, net	25,000	25,160
Accrued Postretirement Benefits and Pension	57,621	52,056
Other Long-Term Liabilities	4,318	4,720

Total Liabilities	328,622	305,180

Shareholders' Equity:
Common stock, without par value, 100,000,000 shares authorized; 28,865,070 and 28,644,510 shares issued, respectively	59,616	57,056
Retained earnings	261,152	265,961
Accumulated other comprehensive loss	(36,048)	(25,534)

Total Shareholders' Equity	284,720	297,483

Total Liabilities & Shareholders' Equity	$613,342	$602,663

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2005	2004	2003
	(In thousands, except per share data)
Sales	$1,156,608	$1,066,966	$1,064,641
Cost of sales	996,724	941,826	915,302

Gross profit	159,884	125,140	149,339
Selling and administrative expenses	100,228	129,975	110,334
Impairment of assets	—	6,983	—
Pension curtailment expense	—	2,400	—
Other income, net	(3,695)	(620)	(580)

Operating profit (loss)	63,351	(13,598)	39,585
Interest expense	2,029	3,202	4,261
Interest income	(1,388)	(1,475)	(1,763)

Earnings (loss) from continuing operations before income taxes	62,710	(15,325)	37,087
Income tax expense (benefit)	20,656	(6,927)	11,377

Net earnings (loss) from continuing operations before cumulative effect of change in accounting	42,054	(8,398)	25,710
Loss from discontinued operations, net of tax of ($22,714), ($25,542) and ($12,918)	(39,346)	(44,805)	(23,678)
Gain (loss) on sale of discontinued operations, net of tax expense (benefit) of $1,311 and ($2,706)	2,270	—	(5,551)
Cumulative effect of change in accounting principle, net of tax of ($1,798)	—	—	(3,682)

Net earnings (loss)	$4,978	$(53,203)	$(7,201)

Weighted average shares outstanding:
Basic	28,749	28,560	28,479
Diluted	28,984	28,560	28,690
Earnings (loss) per share:
Basic:
Continuing operations before cumulative effect	$1.46	$(0.29)	$0.90
Discontinued operations	(1.29)	(1.57)	(1.02)
Cumulative effect of change in accounting principle	—	—	(0.13)

Net earnings (loss) per share	$0.17	$(1.86)	$(0.25)

Diluted:
Continuing operations before cumulative effect	$1.45	$(0.29)	$0.90
Discontinued operations	(1.28)	(1.57)	(1.02)
Cumulative effect of change in accounting principle	—	—	(0.13)

Net earnings (loss) per share	$0.17	$(1.86)	$(0.25)

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands)
Balance, January 31, 2002	28,444	$54,176	$345,801	$(8,746)	$391,231
Net loss	—	—	(7,201)	—	(7,201)
Cash dividends	—	—	(9,732)	—	(9,732)
Other comprehensive loss	—	—	—	(12,957)	(12,957)
Exercise of stock options	47	667	—	—	667

Balance, January 31, 2003	28,491	54,843	328,868	(21,703)	362,008
Net loss	—	—	(53,203)	—	(53,203)
Cash dividends	—	—	(9,704)	—	(9,704)
Other comprehensive loss	—	—	—	(3,831)	(3,831)
Exercise of stock options	154	2,213	—	—	2,213

Balance, January 31, 2004	28,645	57,056	265,961	(25,534)	297,483
Net earnings		—	4,978	—	4,978
Cash dividends	—	—	(9,787)	—	(9,787)
Other comprehensive loss	—	—	—	(10,514)	(10,514)
Exercise of stock options	220	2,560	—	—	2,560

Balance, January 31, 2005	28,865	$59,616	$261,152	$(36,048)	$284,720

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended January 31,
	2005	2004	2003
	(In thousands)
Net earnings (loss)	$4,978	$(53,203)	$(7,201)
Change in additional minimum pension liability, net of tax of $(5,559), $(2,191) and $(6,204)	(9,882)	(3,896)	(10,906)
Unrealized income (loss) on forward contracts, net of tax of $(174), $(10) and $333	(310)	163	418
Currency translation loss, net of tax of $(181), $(54) and $(1,768)	(322)	(98)	(2,469)

Comprehensive loss	$(5,536)	$(57,034)	$(20,158)

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2005	2004	2003
	(In thousands)
Operating Activities
Net earnings (loss)	$4,978	$(53,203)	$(7,201)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Net loss from discontinued operations	37,076	44,805	17,564
Cumulative effect of change in accounting principle	—	—	3,682
Impairment of assets	—	6,983	—
Deferred tax provision (benefit)	(4,744)	7,749	3,056
Provision for excess and obsolete inventory	—	6,100	—
Depreciation and amortization	26,547	29,855	27,312
Gain on sale of business assets	(2,561)	(410)	—
Change in operating assets and liabilities net of the effect of acquisition, divestiture and discontinued operations:
Accounts receivable, net	(11,758)	(18,079)	27,481
Recoverable costs and accrued profits not yet billed	(11,922)	(9,385)	(6,022)
Inventories	(5,134)	8,950	(16,320)
Income tax receivable	21,676	(24,474)	12,507
Other current and noncurrent assets	4,699	(1,691)	(9,266)
Accounts payable	19,857	9,743	(7,196)
Accrued payrolls and incentives	6,479	1,385	(1,860)
Billings in excess of incurred costs	(9,173)	8,043	22,694
Other current liabilities	1,593	8,477	1,213
Accrued postretirement benefits and pension	(9,809)	(6,965)	11,771
Other, net	(960)	658	(2,254)

Net Cash Provided by Continuing Operations	66,844	18,541	77,161
Net Cash Provided by (Used in) Discontinued Operations	(37,832)	938	(24,578)

Net Cash Provided by Operating Activities	29,012	19,479	52,583

Investing Activities
Capital expenditures, excluding rental equipment	(13,060)	(26,050)	(21,531)
Additions to rental equipment	(6,011)	(10,726)	(11,411)
Proceeds from sale of businesses	51,559	1,414	250
Acquisition of businesses	(1,625)	(1,788)	(2,759)
Disposal of property, plant and equipment, net	19,520	8,260	10,947
Short-term investments	5,265	(7,745)	—
Net investing activities of discontinued operations	150	480	9,133

Net Cash Provided by (Used in) Investing Activities	55,798	(36,155)	(15,371)

Financing Activities
Loan acquisition costs	(412)	—	—
Change in short-term notes payable	(261)	478	(1,660)
Payments on long-term borrowings	—	(30,000)	—
Dividends paid	(9,787)	(9,704)	(9,681)
Proceeds from exercise of stock options	2,156	1,867	667

Net Cash Used in Financing Activities	(8,304)	(37,359)	(10,674)

Increase (decrease) in cash and cash equivalents	76,506	(54,035)	26,538
Cash and cash equivalents, beginning of fiscal year	53,941	107,976	81,438

Cash and cash equivalents, end of fiscal year	$130,447	$53,941	$107,976

Cash Paid For:
Interest	$2,139	$3,581	$4,917
Income taxes (excluding refunds)	1,351	3,628	3,645

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

        Fiscal Year:    The Company's fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, "Fiscal 2004" commenced on February 1, 2004 and ended on January 31, 2005. The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks.

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

        Inventories:    Inventories are stated at the lower of cost or market, with cost primarily determined on a last-in, first-out ("LIFO") basis, and market determined on the basis of estimated realizable values, less related customer deposits. The value of inventories carried on a LIFO basis represented approximately 73% and 81% of total inventories at January 31, 2005 and 2004, respectively. The remainder, which includes used inventory and inventory attributable to the Tactical Vehicle Systems segment, is valued on a first-in, first-out ("FIFO") basis. The Company purchases a considerable amount of its inventory for resale from independent manufacturers pursuant to distribution agreements. Cost represents invoice or production cost for new items and original cost less allowance for condition for used equipment inventory. Production cost includes material, labor and manufacturing overhead. When circumstances dictate, the Company writes inventory down to its estimated realizable value based upon assumptions about future demand, technological innovations, market conditions, plans for disposal and the physical condition of products. Shipping and handling costs are expensed as incurred in cost of sales. Shipping and handling costs billed to customers are recorded as sales.

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

        With respect to long-term construction contracts, revenue is recognized using the percentage-of-completion method. The majority of the Company's long-term construction contracts are fixed-price contracts, and measurement of progress toward completion is based on units-of-production for the FMTV contracts in the Tactical Vehicle Systems segment, and typically based on direct labor hours for other percentage-of-completion contracts. Changes in estimates for revenues, costs to complete and profit margins are recognized in the period in which they are reasonably determinable. Any anticipated losses on uncompleted contracts are recognized whenever evidence indicates that the estimated total cost of a contract exceeds its estimated total revenue. With respect to cost-plus-fixed-fee contracts, the Company recognizes the fee ratably as the actual costs are incurred, based upon the total fee amounts expected to be realized upon completion of the contracts. Bid and proposal costs are expensed as incurred.

        The Company frequently sells equipment together with "start-up" services, which typically involve adding fuel to the engine, starting the equipment for the first time, and observing it to ensure that it is operating properly. In cases where start-up services are required on an equipment sale, the estimated start-up costs are accrued when revenue from the equipment sale is recognized. The Company had approximately $0.3 million and $1.6 million of accrued start-up costs that had not yet been performed as of January 31, 2005 and 2004, respectively.

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

Machinery and equipment	2 - 7 years
Computer hardware and software	3 - 5 years
Building and leasehold improvements	10 - 25 years
Rental equipment	2 - 8 years

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

        Goodwill and Other Intangible Assets:    Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets of businesses acquired. Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires that the carrying amount of goodwill and intangibles with indefinite lives no longer be amortized into expense, but instead be tested at least annually for impairment. Prior to the adoption of SFAS No. 142, the Company amortized goodwill and other intangible assets on a straight-line basis over fifteen years. As discussed in Note 14, in connection with the adoption of SFAS No. 142, the Company recognized, as a cumulative effect of a change in accounting principle in Fiscal 2002, a charge of $3.7 million, net of tax benefit of $1.8 million.

        Goodwill and other intangible assets are evaluated at least annually for impairment, during the fourth quarter or when events or circumstances indicate that it is more likely than not that an impairment loss has been incurred. The goodwill impairment test is a two-step test and involves comparing the estimated fair value of each reporting unit to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill attributable to the reporting unit is not considered impaired, and the second step is unnecessary. If the fair value of a reporting unit is less than its carrying value, an indication of goodwill impairment exists, and in the second step, the fair value of the reporting unit is allocated to all of its assets and liabilities. The fair value of tangible net assets and both recognized and unrecognized intangible assets is deducted from the fair value of the reporting unit to determine the implied fair value of reporting unit goodwill. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. As discussed in Note 3, in Fiscal 2003 the Company recorded a $4.5 million impairment charge to goodwill in the Power Products segment.

        Deferred Income Tax Assets and Liabilities:    The Company records deferred tax assets and liabilities for differences between the book basis and tax basis of net assets as well as taxable net operating loss carry forwards. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount the Company expects to realize. The Company considers the amount of taxable income available in carryback years, future taxable income and potential tax planning strategies in assessing the potential need for a valuation allowance.

        Insurance:    The Company maintains a variety of insurance for its operations that it believes to be customary and reasonable. The Company is self-insured up to certain levels in the form of deductibles and retentions for general liability, vehicle liability, group medical and workers compensation claims. Other than normal business and contractual risks that are not insurable, the Company's risk is commonly insured against and the effect of a loss occurrence is not expected to be significant. The Company accrues for estimated self-insurance costs and uninsured exposures based on estimated development of claims filed and an estimate of claims incurred but not reported. The Company regularly reviews estimates of reported and unreported claims and provides for losses accordingly.

        Internal-Use Software Costs:    Internal and external costs incurred to develop internal-use computer software are capitalized. The cost of business process reengineering activities, data migration and training are expensed as incurred.

        Advertising:    Advertising costs are included in selling and administrative expenses and are expensed as incurred. These expenses totaled $1.3 million, $1.5 million and $1.4 million for Fiscal 2004, 2003 and 2002, respectively.

        Capitalized Interest:    The Company capitalizes interest costs related to the Company's construction of long-lived assets. The amount of interest capitalized is calculated based on the Company's average cost of borrowed funds. No interest was capitalized during Fiscal 2004 or 2003 and $0.3 million was capitalized in Fiscal 2002. This amount was deducted from interest expense on the Company's consolidated statement of operations and was included in the cost of the related asset on the consolidated balance sheet.

        Foreign Exchange Contracts and Interest Rate Swaps:    The Company occasionally enters into foreign currency forward contracts and interest rate swaps only as a hedge against certain economic exposures and not for speculative or trading purposes. While these contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. All derivative instruments are recognized as assets or liabilities in the balance sheet and are measured at fair value at the end of each period.

        Foreign currency forward contracts are designated as cash flow hedges, and changes in the market value of open positions represent unrealized gains or losses and are recorded to other comprehensive income. To the extent that changes in market values are initially recorded in other comprehensive income, such changes reverse out and are recorded in net income when the underlying transaction occurs. At the end of Fiscal 2003, the Company had approximately $3.8 million in forward contracts to purchase foreign currencies, the fair value of which was an asset of approximately $0.3 million. These contracts settled periodically through August 2004, and no open forward contracts remained at the end of Fiscal 2004.

        The Company's interest rate swap was designated as a fair value hedge. As such, changes in the market value of the swap were recorded as an asset or liability, with the offsetting changes in the market value of the underlying debt that the swap hedges recorded as an increase or decrease in the recorded value of the debt. Any ineffectiveness in the hedge relationship was recognized in current earnings. The interest rate swap agreement expired in November 2004. See Note 8 for further discussion.

        Translation of Foreign Currency:    The local currency is the functional currency for the Company's South American subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income. Gain or losses from foreign currency transactions are recognized in current earnings. Net foreign currency exchange (gains) losses included in other (income) expense, net in the consolidated statements of operations were $(0.2) million, $0.1 million and $(0.1) million during Fiscal 2004, 2003 and 2002, respectively.

        Fair Value of Financial Instruments:    The Company's financial instruments consist primarily of cash equivalents, short-term investments, trade receivables, trade payables, debt instruments and interest rate swaps. The recorded values of cash equivalents, short-term investments, trade receivables, and trade payables are considered to be representative of their respective fair values. Generally, the Company's notes payable have interest rates which are tied to current market rates. The senior notes had a carrying value of $25 million at January 31, 2005 and 2004, and a fair value of $26 million and $27 million at January 31, 2005 and 2004, respectively. The fair value of the Company's interest rate swap at January 31, 2004 was an asset of $0.2 million. The fair values of these financial instruments were estimated based on market quotes obtained from brokers. The Company estimates that the recorded value of all of its other financial instruments approximates their fair values.

        Warranty Costs:    The Company generally provides product and service warranties for periods of six months to 18 months. Based on historical experience and contract terms, the Company provides for the estimated cost of product and service warranties at the time of sale or, in some cases, when specific warranty problems are identified. Accrued warranty costs are adjusted periodically to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Occasionally, a material warranty issue can arise that is beyond the Company's historical experience. The Company provides for any such warranty issues as they become known and estimable.

        Pensions and Other Postretirement Benefits:    The Company accounts for its defined benefit pension plans and its defined benefit postretirement medical plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," respectively. These standards require that amounts recognized in the financial statements be determined on an actuarial basis. Significant assumptions involved in determining the Company's pension and other postretirement benefit expense include the expected return on plan assets, expected healthcare cost and compensation increases and the discount rate for calculating future liability. The assumed long-term rate of return on assets is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense. When the accumulated benefit obligation exceeds the fair value of defined benefit plan assets, the Company reflects the difference as an increase in pension liability with an offsetting charge to shareholder's equity (net of tax) through other comprehensive income (rather than net income).

        Stock-Based Compensation:    In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," by providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock options and other stock-based employee compensation. As permitted under SFAS No. 123, the Company continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of the Company's common stock on the grant date and all other provisions of the award are fixed.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statements of operations based on their fair values. SFAS No. 123R will be effective in the third quarter of Fiscal 2005. The Company is currently evaluating the impact that SFAS No. 123R will have on its Fiscal 2005 financial statements.

        The following pro forma data are calculated as if compensation expense for the Company's stock option plans was determined based on the fair value at the grant date for awards under these plans, amortized to expense on a pro rata basis over the option vesting period, in accordance with the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation:"

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(In thousands, except per share data)
Net earnings (loss):
As reported	$4,978	$(53,203)	$(7,201)
Pro forma compensation expense, determined under fair value method, net of tax	(1,424)	(1,094)	(2,031)

Pro forma	$3,554	$(54,297)	$(9,232)

Basic earnings (loss) per share:
As reported	$0.17	$(1.86)	$(0.25)
Pro forma	0.12	(1.90)	(0.32)
Diluted earnings (loss) per share:
As reported	$0.17	$(1.86)	$(0.25)
Pro forma	0.12	(1.90)	(0.32)

        For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal 2004, 2003 and 2002:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Risk free interest rates	3.00%	2.83%	4.25%
Expected dividend yields	2.97%	3.18%	1.98%
Expected volatility	64.80%	65.10%	62.70%
Expected life (years)	5	5	5

        Based on the above assumptions, the weighted average fair value of stock options granted in Fiscal 2004, 2003 and 2002 was $5.72, $5.13 and $8.59, respectively.

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

        Reclassifications:    The accompanying consolidated financial statements for prior fiscal years contain certain reclassifications to conform with the presentation used in Fiscal 2004.

        Recent Accounting Pronouncements:    In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and other Postretirement Benefits". The statement requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The additional disclosures required by SFAS No. 132R have been included in Note 13 and in the Company's interim financial reports during Fiscal 2004.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4," which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by the Company beginning in Fiscal 2006. The Company does not believe the implementation of SFAS No. 151 will have a material impact on its consolidated financial statements.

        In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," and FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004." FSP No. 109-1 clarifies that the new domestic manufacturing deduction provided for in the American Jobs Creation Act of 2004 (the "Jobs Act") should be accounted for as a special deduction, rather than a rate reduction, under SFAS No. 109. A special deduction is recognized under SFAS No. 109 as it is earned. The Jobs Act also introduces a special one-time tax deduction of 85 percent of qualifying repatriations of foreign earnings. FSP No. 109-2 allows additional time for companies to evaluate the effects of the Jobs Act on its plans for repatriation of unremitted earnings for purposes of applying SFAS No. 109, and provides additional accounting and disclosure guidance. FSP No. 109-1 and 109-2 were both effective upon issuance. The Company is currently evaluating the impact that the adoption of FSP No. 109-1 and 109-2 will have on its consolidated financial statements in future periods.

Note 2: Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consisted of the following components, net of tax, at January 31:

	Fiscal 2004	Fiscal 2003
	(In thousands)
Accumulated additional minimum pension liability	$(32,362)	$(22,480)
Unrealized income on forward contracts	—	310
Currency translation loss	(3,686)	(3,364)

Accumulated other comprehensive loss	$(36,048)	$(25,534)

Note 3: Acquisitions and Divestitures

        In the first quarter of Fiscal 2004, the Company's Power Products segment exited the business activities associated with the distribution of Mercury Marine and MerCruiser products. As a result, the distribution agreement for these products was terminated in March 2004 and the assets of this product line were sold for adjusted cash proceeds of $3.3 million. Also in the first quarter of Fiscal 2004, the Company sold the net assets and exited the activities associated with its wheelchair lift manufacturing operation. Consideration received for this asset sale included cash of $0.6 million and a receivable of $0.3 million, which remains outstanding at January 31, 2005, along with royalty rights based on wheelchair lift sales over the next five years. No material gain or loss was recognized on these transactions, individually or in the aggregate.

        In the third quarter of Fiscal 2004, the Company's Power Products segment sold the assets and rights associated with the distribution of the Thermo King product line in Northern California for total cash consideration of $2.1 million. Also in the third quarter of Fiscal 2004, this segment sold assets associated with equipment transportation activities for total cash proceeds of $0.6 million. A net gain of $0.9 million was recognized as a result of these transactions.

        In the fourth quarter of Fiscal 2004, the Company sold substantially all of the assets and business of its Airline Product segment (See Note 4 for further discussion). Also in the fourth quarter of Fiscal 2004, the Company's Power Products segment acquired certain assets from Premier Freightliner, Inc., located in El Paso, Texas. The total purchase price for the acquired assets was $1.6 million.

        In the second quarter of Fiscal 2003, the Company's Power Products segment acquired certain assets and assumed certain liabilities from Kalina Industrial Services, Inc., located in Austin, Texas. The total purchase price for the net acquired assets was $0.3 million. In the third quarter of Fiscal 2003, this segment also acquired certain assets and assumed certain liabilities from Industrial Power and Service, Inc., located in Longview, Texas. The total purchase price for the net acquired assets was $1.8 million, including cash of $1.2 million, a note payable of $0.1 million and other non-cash consideration of $0.5 million.

        In the fourth quarter of Fiscal 2003, the Company's Power Products segment sold certain assets and distribution rights under the Thermo King distributor agreement in Texas and Louisiana. As a result of this sale, the Company received cash consideration of $1.4 million and recognized a gain of $0.4 million. This divestiture represents the exit of a product offering sold in multiple locations and, as such, this divestiture is not classified as a discontinued operation.

        In the fourth quarter of Fiscal 2002, the Company's Power Products segment acquired the franchise for the Hyster forklift truck territory that includes five Texas counties in the El Paso area and the entire state of New Mexico for $2.7 million.

        See Note 4 for discussion of the Fiscal 2002 sale of the Company's blowout preventer and controls, valve and drilling riser business.

        The acquisitions discussed above were accounted for using the purchase method of accounting. Results of operations for the acquired businesses are included in the accompanying consolidated financial statements since the date of acquisition. In each case, the purchase price was allocated to the net assets acquired based upon their estimated fair values. Pro forma information is not presented, as these acquisitions are not material individually or in the aggregate.

Note 4: Discontinued Operations

        During the fourth quarter of Fiscal 2004, the Company sold substantially all of the assets and business of its Airline Products segment. Sale proceeds were $60 million and included $45 million of cash and a $15 million senior secured note due in April 2005, as well as the assumption of certain specified liabilities. The $15 million note is included in the Accounts receivable, net balance at January 31, 2005. The total sales proceeds are subject to further adjustment in Fiscal 2005 based on the amount of working capital conveyed at closing. The Company recognized a pre-tax gain of $3.6 million ($2.3 million after tax) associated with this sale. Sales and operating loss from the Airline Products business were as follows (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Sales	$86,287	$63,733	$53,962
Operating loss	(5,752)	(12,594)	(16,275)
Operating loss, net of taxes	(3,647)	(8,128)	(10,489)

        During th third quarter of Fiscal 2003, the Company announced the decision to exit the turnkey engineering, procurement and construction ("EPC") activities of its Distributed Energy Solutions segment. During the fourth quarter of Fiscal 2004, the Company determined that this segment met criteria to be classified as a discontinued operation, in accordance with SFAS No. 144 and Emerging Issues Task Force Issue No. 03-13. Accordingly, the assets and liabilities of this segment, along with the results of operations have been reclassified for all periods presented. Sales and operating loss from the Distributed Energy Solutions business were as follows (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Sales	$20,037	$44,867	$57,031
Operating loss	(42,525)	(55,491)	(6,972)
Operating loss, net of taxes	(26,961)	(35,811)	(4,493)

        During Fiscal 2004 and 2003, the Company incurred significant losses in the process of exiting this business. These losses related to the completion of remaining construction projects, incurred costs to satisfy customer warranty obligations, valuation adjustments related to the liquidation of inventory, and costs associated with the settlement of customer disputes. The Company's remaining obligations primarily consist of warranty and equipment performance obligations, and outstanding litigation discussed in Note 12. While all known estimated losses on uncompleted contracts, warranty obligations and other customer disputes have been recognized, continued uncertainty remains related to the execution of the remaining obligations. These uncertainties may result in additional unexpected losses until all contractual issues are resolved and remaining obligations are completed. Additionally, the Company expects to continue to recognize some general and administrative costs required to support the remaining warranty and contract performance aspects of this business. The Company is also obligated to execute under certain fixed-price operation and/or maintenance contracts related to previously completed EPC projects, which have terms potentially extending up to six years.

        During Fiscal 2002, the Company sold certain assets and exited the activities related to its blowout preventer and controls, valve and drilling riser business. The Company recognized a loss on the sale of these discontinued operations of $8.3 million ($5.6 million, net of income taxes) in Fiscal 2002, resulting from this transaction. When the transaction was consummated, the Company retained certain contracts and related assets as well as the receivables and certain liabilities of the business, including warranty responsibility for products sold before closing as well as warranty responsibility for retained contracts to be completed. In some cases, the Company has agreements with customers on commitments to support its products, including retained warranties and contracts. During the second quarter of Fiscal 2004, the Company recognized $2.1 million of additional estimated losses ($1.4 million after-tax) related to certain obligations associated with this business based on developments during the period. In November 2004, the Company recorded a $11.2 million charge ($6.0 million after tax) to reflect the settlement of certain previously reported litigation that was brought by several subsidiaries of Diamond Offshore Drilling, Inc. on May 30, 2002, arising out of claims relating to a marine riser manufactured by the Company.

        The sales and operating losses generated by this business were as follows (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Sales	$1,751	$2,246	$18,458
Operating loss	(13,783)	(2,262)	(12,208)
Operating loss, net of taxes	(8,738)	(866)	(7,978)

        Also included in the loss from discontinued operations in Fiscal 2002 was a provision for a financial guaranty of $1.1 million ($0.7 million, net of income taxes). The pre-tax charge of $1.1 million related to a $6.1 million payment the Company made to a financial institution in connection with an obligation under the financial guaranty for certain gas turbine equipment in Argentina. The equipment, which provides power to the town of Rio Grande, Argentina, was exported to Argentina by the Company's discontinued gas turbine operation in 1996. The payment was precipitated by the Argentine financial crisis, and the Company was required to fund the obligation by the terms of the agreement with the financial institution. The $6.1 million payment was recorded as a note receivable within total assets of discontinued operations on the consolidated balance sheets. In September 2003, the Company negotiated a financing agreement with the Argentine end user of the equipment, under which the note receivable will be repaid over a nine-year term. The Company received principal and interest payments totaling $0.6 million and $0.8 million during Fiscal 2004 and Fiscal 2003, respectively, under the terms of the financing agreement. Additionally, the Company received payments totaling $0.5 million in Fiscal 2002 from an export insurance credit policy associated with this transaction.

        During the third quarter of Fiscal 2004, the Company received an assessment from the Mexican taxing authority totaling approximately $6 million, including penalties and interest. This assessment relates to a 1995 equipment sale from the Company's gas turbine division, which division was sold by the Company in 1998. The Company believes it has valid defenses to this assessment, and is seeking resolution to this matter through competent authority. Based on its analysis, the Company has provided accruals in prior years that it believes to be adequate for estimated losses related to the ultimate outcome of this matter.

        Significant categories of assets and liabilities from discontinued operations are included in the table below:

	Fiscal 2004	Fiscal 2003
	(In thousands)
Receivables, net	$23,337	$26,279
Recoverable costs and accrued profits not yet billed	230	6,247
Inventory, net	2,310	32,505
Income tax asset	17,198	22,666
Property, plant and equipment, net	324	2,962
Other assets	83	2,738

Total assets	43,482	93,397

Current portion of long-term debt	—	250
Accounts payable	2,186	8,715
Estimated losses on uncompleted contracts	5,400	15,071
Other current liabilities	28,083	10,678
Long-term debt, net	—	1,100

Total liabilities	35,669	35,814

Net assets	$7,813	$57,583

Note 5: Exit Costs and Asset Impairment Charges

Exit Costs

        During Fiscal 2004, the Company's Power Products segment closed an under-performing branch location in Auburn, Washington. Also, during Fiscal 2003, this segment closed four under-performing branch locations in Texas and Louisiana. The Company intends to continue to serve these markets through other existing branch locations. As a result of these actions, the Company incurred $0.2 million of employee termination costs in Fiscal 2003 and $0.3 million and $0.1 million of other exit related costs in Fiscal 2004 and Fiscal 2003, respectively. As of January 31, 2005, $0.1 million of exit costs were accrued, which are expected to be paid over the next four years.

Impairment of Assets

        During Fiscal 2003, the Company consolidated the manufacturing operations of the Distributed Energy Solutions and Engineered Products segments. This project included the relocation of the Houston fabrication facility for the Distributed Energy Solutions segment, along with the railcar mover and snow blower manufacturing operations into an existing Engineered Products facility in Houston, Texas. Total capital expenditures related to this project were $7.1 million and total operating expenses were $3.8 million including $0.9 million of employee separation costs, all of which were incurred during Fiscal 2003. This project resulted in a workforce reduction of approximately 64 employees. Subsequent to executing this consolidation project, continued poor operational performance led to a decision to exit the turnkey EPC activities of the Distributed Energy Solutions segment. As a result of this decision, a test of recoverability of long-lived assets was performed on the combined manufacturing facility in accordance with SFAS No. 144. As a result of this analysis, the Engineered Products segment recorded a charge of $2.5 million before taxes to impair the property, plant and equipment, reducing their carrying value to fair market value, based on third party market appraisal.

        Also during Fiscal 2003, the Company's Power Products segment decided to exit the activities and dispose of the assets associated with Thermo King distribution agreements in Texas, Louisiana and Northern California. This decision prompted a test for goodwill impairment in accordance with SFAS

No. 142 on a reporting unit within the Power Products segment. As a result of this analysis, using the present value of estimated future cash flows as the basis for fair value, the Company impaired $4.5 million of goodwill in the Power Products segment.

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

	Fiscal 2004	Fiscal 2003
	(In thousands)
Costs incurred on uncompleted contracts	$87,793	$117,595
Accrued profits, net of losses	5,636	11,158

	93,429	128,753
Less billings to date	(19,127)	(83,352)
Less customer performance-based payments	(106,868)	(99,061)

	$(32,566)	$(53,660)

Recoverable costs and accrued profits not yet billed	$27,328	$15,406
Billings in excess of incurred costs and accrued profits	(59,894)	(69,066)

	$(32,566)	$(53,660)

        Recoverable costs and accrued profits not yet billed primarily relate to petroleum equipment projects within the Engineered Products segment. Billings in excess of incurred costs and accrued profits primarily relate to the Tactical Vehicle Systems segment. In the Tactical Vehicle Systems segment, overhead costs include selling and administrative expenses which are fully allocated to the contract. The U.S. government has a security interest in unbilled amounts associated with contracts that provide for performance-based payments.

Note 7: Inventories

        Summarized below are the components of inventories related to continuing operations, net of customer deposits:

	Fiscal 2004	Fiscal 2003
	(In thousands)
Inventory purchased under distributor agreements	$78,963	$87,712
Raw materials and spare parts	22,811	14,370
Work in process	18,461	20,480
Finished goods	2,702	3,929

	122,937	126,491
Excess of current cost over LIFO values	(35,657)	(39,288)

Total Inventories	$87,280	$87,203

        Raw materials and spare parts include OEM equipment and components used in the manufacturing segments. The inventory balances above are stated net of inventory valuation allowances totaling $9.9 million and $12.9 million at the end of Fiscal 2004 and 2003, respectively. The majority of inventories are stated on a LIFO basis and reduced as necessary to reflect current estimated fair values. LIFO income (expense), classified as cost of sales on the consolidated statements of operations, was allocated by segment as follows:

	Fiscal 2004	Fiscal 2003
	(In thousands)
Power Products	$2,030	$(389)
Engineered Products	568	(96)

	$2,598	$(485)

Note 8: Debt Arrangements

        Outstanding debt, which is generally unsecured, consists of the following:

	Fiscal 2004	Fiscal 2003
	(In thousands)
Notes payable, denominated in foreign currency	$1,142	$1,932
Notes payable, short term inventory ("floor plan") financing	529	—

Notes payable	$1,671	$1,932

Senior Notes:
7.38% principal due May 2006	$25,000	$25,000
Fair value adjustment	—	160

Long-Term Debt	$25,000	$25,160

        In January 2005, the Company entered into a $100 million unsecured revolving credit facility which expires in January 2009. No borrowings have been made under this facility, which in effect replaced a $150 million revolving credit facility that expired in January 2004. A commitment fee ranging from 17.5 to 37.5 basis points per annum is paid on the daily average unused balance of the facility based on the Company's leverage ratio. The revolving credit facility has a $25 million sub-facility which may be used for letters of credit. Approximately $7.3 million in letters of credit under the revolving credit facility were outstanding at January 31, 2005 and $92.7 million was available for borrowing. The Company has alternative interest rates that can be applied to any borrowings under the facility, which include prime rate and a LIBOR plus 75 to 150 basis points, depending on the Company's leverage ratio. The borrowing rate would have been 3.50% at January 31, 2005, which represents LIBOR plus 75 basis points.

        The Company's revolving credit facility and senior notes are unsecured and were issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, sales of assets and other customary items. Additional covenants in the revolving credit facility require the Company to maintain a minimum fixed charge coverage ratio and maximum leverage ratio. Based on the Company's financial condition as of January 31, 2005, the restrictions imposed by the Company's senior notes and revolving credit facility do not currently restrict the Company's ability to meet its obligations or to declare and pay dividends at historical levels.

        In Fiscal 2002, the Company entered into an interest rate swap agreement, which expired in November 2004, with a notional amount of $15 million related to $15 million of the senior notes due in 2006. This transaction, which was designated as a fair value hedge, effectively converted $15 million of fixed rate debt with an interest rate of 7.38% into floating rate debt with an interest rate of LIBOR plus 436 basis points. The net interest received or paid as a result of the interest rate swap was included in interest expense on the consolidated statements of operations. The recorded value of the swap, which was an asset of $0.2 million at January 31, 2004, and the related fair value adjustment to the debt were carried on the consolidated balance sheets at fair value.

        To facilitate the purchase of new and used inventory for its Freightliner truck dealership in the Power Products segment, the Company entered into a floor plan financing agreement with a commercial bank during Fiscal 2004. The secured facility, maturing in December 2005, allows for borrowings up to $3 million of which $0.5 million was outstanding at January 31, 2005. Advances under this facility bear interest at the prime rate.

        The Company's international subsidiaries have foreign currency bank notes payable consisting of renewable, secured loans for the purpose of financing the Company's South American operations. These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by $2.4 million of letters of credit issued by the Company and principally bear market-based variable rates of interest which were approximately 11.5% and 11.4% as of January 31, 2005 and 2004, respectively. The Company uses foreign-denominated debt to limit the exposure to foreign currency exchange rate fluctuations.

        The Company has additional letter of credit facilities totaling $12.5 million with financial institutions, to allow the issuance of letters of credit as needed to support ongoing commercial operations. These facilities expire in Fiscal 2005. Approximately $5.9 million of letters of credit under these facilities were outstanding as of January 31, 2005.

Note 9: Income Taxes

        The components of the income tax provision (benefit) from continuing operations are as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(In thousands)
Current	$25,400	$(14,676)	$8,321
Deferred	(4,744)	7,749	3,056

Income tax provision (benefit)	$20,656	$(6,927)	$11,377

        The components of the income tax provision (benefit) from discontinued operations are as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(In thousands)
Current	$(26,872)	$(11,049)	$(11,766)
Deferred	5,469	(14,493)	(3,858)

Income tax benefit	$(21,403)	$(25,542)	$(15,624)

        The components of the income tax benefit in Fiscal 2002 related to the cumulative effect of a change in accounting principle are a current benefit of $0.2 million and a deferred benefit of $1.6 million.

        A reconciliation between the income tax provision (benefit) from continuing operations and income taxes computed by applying the statutory U.S. Federal income tax rate of 35% in Fiscal 2004, 2003 and 2002 is as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(In thousands)
Provision (benefit) at statutory rate of 35%	$21,949	$(5,364)	$12,980
Impact of federal tax credits	(955)	(857)	(763)
Other, net	(338)	(706)	(840)

Income tax provision (benefit)	$20,656	$(6,927)	$11,377

        The net deferred tax assets from continuing operations are determined under the liability method based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted statutory tax rates. The deferred tax provision (benefit) is the result of changes in these temporary differences. The tax effects of the temporary differences which comprise the deferred tax asset at the end of Fiscal 2004 and 2003 are as follows:

	Fiscal 2004	Fiscal 2003
	(In thousands)
Deferred Tax Assets
Postretirement benefit obligation	$5,394	$5,497
Accrued expenses and other reserves	14,864	10,779
Pension accounting	15,461	13,378
Net operating loss carryforwards	11,585	616
Other	3,602	1,037
Valuation allowance	(155)	(538)

Gross deferred tax assets	50,751	30,769

Deferred Tax Liabilities
Property, plant, and equipment	8,480	2,456
Contract accounting	1,495	1,582
Prepaid expenses and deferred charges	10,484	8,684
Other	3,190	1,056

Gross deferred tax liabilities	23,649	13,778

Net deferred tax asset	$27,102	$16,991

Current portion of deferred tax asset	$6,307	$4,791
Non-current portion of deferred tax asset	20,973	12,391
Non-current portion of deferred tax liability	(178)	(191)

Net deferred tax asset	$27,102	$16,991

        The Company believes it is more likely than not that the net deferred income tax asset as of January 31, 2005 in the amount of $27.1 million will be realized, based on expected future taxable income and potential tax planning strategies. The Company will require future taxable income in order to fully realize its net deferred tax assets. At January 31, 2005, the Company had approximately $2.2 million and $0.6 million tax credit carryforwards for Research and Experimental expenses and Alternative Minimum Tax, respectively. At January 31, 2004, the Company had approximately $1.0 million and $1.4 million tax credit carryforwards for Research and Experimental expenses and Alternative Minimum Tax, respectively. These credits are available to offset future federal income tax liabilities. The alternative minimum tax credit has no expiration date. The Research and Experimentation credits generated in Fiscal 2002, 2003 and 2004 can be carried forward for twenty years. The expiration date of the net operating loss carryforward for federal income tax purposes is January 31, 2025. The expiration dates for state net operating loss carryforwards range from January 31, 2014 to January 31, 2025.

Note 10: Common Stock

        Cash Dividend:    Cash dividends of $0.085 per common share were declared and paid in each quarter of Fiscal 2004, 2003 and 2002. Declaration and payment of dividends in the future is dependent upon the Company's earnings and liquidity position, limitations under the Company's revolving credit facility and senior note agreement, and other factors.

        Stock Issuance:    During Fiscal 2004, 2003 and 2002 the Company issued under the 1996 Director Stock Plan 6,888, 7,315 and 6,153 shares, respectively, to certain directors of the Company for services rendered. Total expense recognized related to these stock issuances was approximately $0.1 million in each year.

        Stock Option Plans:    The Company has various stock option plans pursuant to which stock options may be granted to officers, employees and non-employee directors of the Company. Options may be granted with a per share exercise price not less than the per share market value of common stock at the date of grant. The options have terms not to exceed ten years and vest over periods not to exceed four years. As of January 31, 2005 a total of 4,103,975 shares were reserved for issuance pursuant to such stock option plans.

        A summary of the status of the Company's stock option plans during Fiscal 2004, 2003, and 2002 is presented in the tables below:

	Shares under Option	Option Price Range Per Share
Outstanding at end of Fiscal 2001	1,517,675	$8.91 - $50.25
Granted	774,000	$10.06 - $18.92
Exercised	(40,500)	$9.56 - $14.56
Canceled	(160,400)	$9.56 - $50.25

Outstanding at end of Fiscal 2002	2,090,775	$8.91 - $50.25
Granted	853,250	$9.52 - $17.00
Exercised	(145,950)	$9.52 - $10.50
Canceled	(657,725)	$8.91 - $50.25

Outstanding at end of Fiscal 2003	2,140,350	$9.52 - $50.25
Granted	1,104,000	$14.62 - $19.05
Exercised	(213,750)	$9.52 - $20.00
Canceled	(367,625)	$9.52 - $50.25
Expired	(24,550)	$50.25

Outstanding at end of Fiscal 2004	2,638,425	$9.52 - $30.13

Options available for future grants at end of Fiscal 2004	1,465,550

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Options exercisable at end of year	1,054,679	916,165	831,975
Weighted average exercise price of options exercisable	$17.68	$19.66	$20.10
Exercise Price	Weighted Average Exercise Price	Options Outstanding	Options Exercisable	Average Remaining Contractual Life (Years)
$ 9.52 - $14.57	$11.55	723,475	373,850	6.9
$14.62 - $15.87	$14.62	857,500	4,000	9.2
$16.05 - $20.25	$18.28	855,850	488,229	7.3
$21.13 - $35.13	$28.32	201,600	188,600	3.0

		2,638,425	1,054,679

        A reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share is below:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(In thousands, except per share amounts)
Numerator:
Earnings (loss) available to common stockholders
From continuing operations	$42,054	$(8,398)	$25,710
From discontinued operations	(39,346)	(44,805)	(23,678)
From disposal of discontinued operations	2,270	—	(5,551)
From cumulative effect of change in accounting principle	—	—	(3,682)

Net earnings (loss)	$4,978	$(53,203)	$(7,201)

Denominator:
Denominator for basic earnings per share:
Weighted average shares	28,749	28,560	28,479
Effect of dilutive securities:
Employee and director stock options	235	—	211

Denominator for diluted earnings per share-
Adjusted weighted average shares	28,984	28,560	28,690

Basic earnings (loss) per share:
From continuing operations	$1.46	$(0.29)	$0.90
From discontinued operations	(1.37)	(1.57)	(0.83)
From disposal of discontinued operations	0.08	—	(0.19)
From cumulative effect of change in accounting principle	—	—	(0.13)

Net earnings (loss) per share	$0.17	$(1.86)	$(0.25)

Diluted earnings (loss) per share:
From continuing operations	$1.45	$(0.29)	$0.90
From discontinued operations	(1.36)	(1.57)	(0.83)
From disposal of discontinued operations	0.08	—	(0.19)
From cumulative effect of change in accounting principle	—	—	(0.13)

Net earnings (loss) per share	$0.17	$(1.86)	$(0.25)

Number of anti-dilutive stock options outstanding	1,057	2,140	1,321

Note 11: Government Contracts

        The U.S. government is one of the Company's key customers. As such, decreased government spending or termination of significant government programs could adversely affect the Company's business. The Company's Tactical Vehicle Systems segment depends largely on U.S. government expenditures. In recent years, government contracts in this segment have accounted for substantial percentages of the Company's annual revenues and operating income. During the fourth quarter of Fiscal 2004, the Company completed production under the second multi-year contract with the U.S. Department of the Army ("U.S. Army") for production of the Family of Medium Tactical Vehicles ("FMTV"), and began production under the third multi-year contract. The third U.S. Army contract includes production of 10,889 FMTV trucks and trailers over a five-year period, with an option for approximately 12,000 additional trucks and trailers. Funding of the current contract beyond the first three program years is subject to the inherent uncertainties of Congressional appropriations. As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the contract must be funded annually by the U.S. Army and may be terminated at any time for the convenience of the government. If the contract is terminated, other than for the Company's default (in which event there could be serious adverse consequences and claims against the Company), it provides for termination charges that will reimburse the Company for certain allowable costs, but not necessarily for all costs incurred.

        Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. The Company's ultimate profitability on such contracts may depend on the eventual outcome of an equitable settlement of contractual issues with the U.S. government.

        The Company's government contract operations are subject to U.S. government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on government procurement regulations, under certain circumstances a contractor can be fined, as well as suspended or debarred from government contracting. In that event, the Company would also be prohibited from selling equipment or services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation and similar government agencies during a suspension or debarment.

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

        A summary of warranty activity associated with continuing operations follows:

	Fiscal 2004	Fiscal 2003
	(in thousands)
Accrued warranty costs at beginning of year	$3,653	$3,701
Payments for warranty obligations	(3,589)	(5,287)
Warranty accrual for current period sales	3,679	2,788
Changes related to pre-existing warranties	(44)	2,451

Accrued warranty costs at end of year	$3,699	$3,653

        Guarantees:    The Company is occasionally required to issue performance indemnities or to post letters of credit, generally issued by a bank, to collateralize certain insurance programs, to secure credit facilities or to ensure performance under contracts. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit. If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. Generally, a letter of credit is released when the Company has satisfied the obligations that the letter of credit is securing. As of January 31, 2005 and 2004, the Company had letters of credit outstanding totaling approximately $13.2 million and $12.7 million, respectively. In addition, the Company had contingent performance indemnities of approximately $3.8 million and $5.6 million as of January 31, 2005 and 2004, respectively.

        Operating Lease Commitments:    The Company leases certain facilities and equipment from third parties under operating lease arrangements of varying terms. Under the terms of these operating lease arrangements, the Company is generally obligated to make monthly rental payments to the lessors, and include no further obligations at the end of the lease terms. If the Company elects to cancel or terminate a lease prior to the end of its term, the Company is typically obligated to make all remaining lease payments. In certain cases, however, the Company is allowed to sublet the assets to another party. Total rent expense associated with operating lease agreements was $7.8 million, $8.9 million, and $8.9 million in Fiscal 2004, 2003 and 2002, respectively.

        Operating lease obligations as of January 31, 2005, with noncancelable lease terms in excess of one year are as follows (in thousands):

Fiscal 2005	$2,868
Fiscal 2006	2,759
Fiscal 2007	2,373
Fiscal 2008	2,098
Fiscal 2009	1,922
Thereafter	425

Total operating lease obligations	$12,445

        U.S. Government Contingencies:    During 1998, the U.S. Customs Service detained a medium tactical vehicle that was being shipped by the Company for display in a European trade show. The Company is advised that the U.S. Customs Service and the Department of Justice have conducted an investigation of potential violations by the Company of laws relating to the export of controlled military vehicles, weapons mounting systems and firearms. Such investigation could result in the filing of civil or administrative sanctions against the Company and/or individual employees, and could result in a suspension or debarment of the Company from receiving new contracts or subcontracts with agencies of the U.S. government or the benefit of federal assistance payments. While they are possible, the Company does not believe that criminal sanctions will be sought. The Company believes that resolution of this matter will not have a material adverse effect on its consolidated results of operations, financial condition or liquidity and believes that the resolution of the matter that is possibly most adverse to the Company will involve the payment of a civil penalty that will not materially adversely affect the Company.

        The Company is a defendant in a suit filed in 1996 under the qui tam provision of the False Claims Act, United States of America, ex rel. Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division. The plaintiff's complaint seeks penalties and damages in an unspecified amount. The suit alleges that the Company made false statements and certifications in connection with claims for payment for medium tactical vehicles delivered to the U.S. Army before 1998, and that the vehicles were substandard because of corrosion problems. Following an investigation by the Justice Department, the United States declined to intervene in the suit. In February 2004, the District Court found in favor of the Company and dismissed all of the plaintiff's claims by summary judgment without proceeding to trial. The plaintiffs filed a notice of appeal in March 2004 in the United States Court of Appeals for the Fifth Circuit, No. 04-20209. Oral argument is currently scheduled for the week of April 4, 2005. The Company would expect a decision from the Fifth Circuit near the end of 2005 or early 2006. The Company believes the District Court correctly dismissed all of the plaintiff's claims as being without merit and will continue to vigorously defend the suit in the Court of Appeals. While the Company does not believe that an adverse outcome is reasonably likely, an unexpected adverse outcome could have a material adverse impact on the Company's consolidated results of operations, financial position and liquidity. The Company is presently unable to determine whether any liability has been incurred in this matter, other than legal fees and expenses, or to reasonably estimate the amount or range of any loss that may result from this matter, and thus no accruals have been recorded in this matter other than estimated legal fees and expenses relating to the appeal.

        Klickitat Litigation:    The Company and several of its subsidiaries in the Distributed Energy Solutions business are defendants in a suit filed by the Klickitat County Public Utility District No. 1 on December 11, 2003 arising out of claims relating to a landfill gas power generation facility in Roosevelt, Washington, Cause No. CY-03-3175-LRS; Klickitat County Public Utility District No. 1 v. Stewart & Stevenson Services, Inc., Stewart & Stevenson Power, Inc., Sierra Detroit Diesel Allison, Inc., Pamco International, Inc. and Waukesha Engine Dresser, Inc.; in the United States District Court for the Eastern District of Washington. The plaintiff has asserted claims with respect to equipment installed and used since 1999 for breach of contract; promissory estoppel; violations of the Washington Products Liability Act; breach of warranties; intentional or negligent misrepresentation; and violations of the Washington Consumer Protection Act and seeks recovery of damages in excess of $13 million. The Company is vigorously defending this suit. It is presently impossible for the Company to determine the ultimate outcome of this suit or whether its resolution will, in the future, have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity. The Company is presently unable to determine whether a material liability has been incurred in this matter or to reasonably estimate the amount of any loss that may result from this matter. Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation. The Company has, however, recorded accruals that it believes are adequate for estimated legal fees that it expects to incur associated with this matter.

        NEO Dispute:    On November 3, 2004, the Company was served with a demand for arbitration by NEO California Power, LLC and NEO Corporation (collectively, "NEO") with respect to two contracts (entered into in December 2000 and March 2001) between a subsidiary of the Company in the Distributed Energy Solutions business and NEO, for the engineering and construction of two natural gas fueled electricity generating facilities in California, and with respect to a related "Payment Agreement" entered into in October 2001. The demand included the initiation of arbitration proceedings in Minneapolis, Minnesota, under the auspices of the American Arbitration Association. The factual basis alleged to underlie the arbitration demand appears to be NEO's position that, although the power projects began operations during 2001, the plants have had operational problems, including failure to meet performance standards for heat rate, net electrical output and, particularly, emissions. NEO alleges claims in excess of $65 million, based on legal theories of recovery under Minnesota and California law that include intentional misrepresentation, negligent misrepresentation, concealment, violation of contractor license requirements, unfair competition, negligence and breach of contract as well as claims on $4.7 million of surety bonds as to the contract. Notwithstanding the facts that the contracts between the Company subsidiary and NEO provided for an exclusive method of dispute resolution which, under the contracts, (i) necessitated appropriate notice and a period of mutual efforts to resolve a dispute, which efforts (if unsuccessful) were to be followed by a mandatory non-binding mediation, and (ii) (should such mediation fail) resolution by binding arbitration, on November 2, 2004, NEO filed a lawsuit against the Company and the surety bond company in the Superior Court of California for the County of Madera, alleging essentially the same claims that it makes in the arbitration demand. During a hearing on March 2, 2005, the Superior Court granted the Company's Motion to Stay Litigation and the matter should therefore proceed in arbitration in Minnesota. The Company believes NEO's claims are without merit and is defending them vigorously. The Company further believes, in addition to its basic view that the generating facilities are operating satisfactorily and that NEO is incorrect in various factual allegations, that it has meritorious legal defenses to the claims. It is not, however, possible at present for the Company to determine the ultimate outcome of these claims or whether their resolution will, in the future, have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity. The

Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters. Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of these claims. The Company has, however, recorded accruals that it believes are adequate for certain estimated legal fees it expects to incur associated with these claims.

        Antitrust Litigation:    The Company is a co-defendant with Detroit Diesel Corporation and other Detroit Diesel distributors in two putative class action suits filed on February 9, 2005, Civil Action No. 05-616; Cumberland Truck Equipment Co. et al. v. Detroit Diesel Corp., et al. (the "Cumberland Litigation"), and Civil Action No. 05-625; Diamond International Trucks, Inc. et al. v. Detroit Diesel Corp., et al. (the "DIT Litigation"). Each suit relates to the Power Products segment and has been filed in the United States District Court for the Eastern District of Pennsylvania.

        In the Cumberland Litigation, plaintiffs were dealers of Detroit Diesel parts whose agreements were terminated or not renewed on or after February 9, 2001. The Company is a distributor of Detroit Diesel parts and had a dealer agreement with one or more of the named plaintiffs. The plaintiffs are claiming antitrust violations arising out of the termination or non-renewal of their dealer agreements. The plaintiffs have also alleged price fixing and group boycott in violation of Section 1 of the Sherman Act. The plaintiffs have made claims for treble damages and injunctive and other relief.

        In the DIT Litigation, plaintiffs are dealers of Detroit Diesel parts whose dealership classification was changed on or after February 9, 2001. The Company also had a dealer agreement with one or more of these plaintiffs. The plaintiffs are claiming antitrust violations arising out of changes to the classification of their dealerships. The plaintiffs have alleged price fixing and group boycott in violation of Section 1 of the Sherman Act. The plaintiffs have made claims for treble damages and injunctive and other relief.

        The Company intends to vigorously defend both suits. It is presently impossible for the Company to determine the ultimate outcome of either suit or whether their resolution will, in the future, have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity. The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters. Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation. The Company has, however, recorded accruals that it currently believes are adequate for estimated legal fees that it expects to incur associated with these matters.

        Environmental Contingencies:    In 2001, the Company received from the United States Environmental Protection Agency (the "EPA") a Request for Information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, for information pertaining to the R&H Oil Company Site in San Antonio, Texas (the "Site"). Information provided to the Company by the EPA indicates that the Company may have sent waste oils to the Site for recycling in the late 1980s, and that such waste oils may potentially account for between one and two percent of the volume of total wastes received by the oil recycler at the Site. Since the Company expects to receive a claim for cleanup and other costs related to this site, it has established reserves which it believes to be adequate at this time. As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, changes in these and other factors may result in actual costs exceeding the current environmental reserves. While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company's consolidated results of operations, financial position or liquidity. The Company believes that the most likely outcome in this environmental matter is the expenditure of an immaterial amount of consideration as a contribution to the remediation effort.

        The Company is also a defendant in a number of lawsuits relating to contractual, product liability, personal injury and warranty matters normally incident to the Company's business. No individual case, or group of cases presenting substantially similar issues of law or fact, is expected to have a material effect on the manner in which the Company conducts its business or on its consolidated results of operations, financial position or liquidity. The Company maintains certain insurance policies that provide coverage for product liability and personal injury cases. The Company has established reserves that it believes to be adequate based on current evaluations and its experience in these types of claim situations. Nevertheless, an unexpected outcome or adverse development in any such case could have a material adverse impact on the Company's consolidated results of operations in the period it occurs.

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

        The following tables include pension benefits information for the noncontributory defined benefit pension plans and the postretirement medical plan discussed above, as well as an unfunded defined benefit retirement plan for non-employee directors. The changes in benefit obligation, plan assets and funded status of the plans, measured as of January 31, 2005 and 2004, and the amounts recognized in the consolidated balance sheets follow:

	Pension Benefits		Other Postretirement Benefits
	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginningof year	$128,371	$125,572	$10,852	$21,477
Service cost	532	2,595	—	552
Interest cost	7,755	7,752	631	1,038
Amendments	—	—	(8,650)	(10,589)
Curtailment gain	—	(14,734)	—	(142)
Participant contributions	—	—	407	327
Benefits paid	(5,976)	(5,023)	(1,351)	(1,395)
Actuarial loss (gain)	16,673	12,209	1,364	(416)

Benefit obligation at end of year	$147,355	$128,371	$3,253	$10,852

Change in plan assets:
Fair value of plan assets at beginningof year	$91,563	$68,716	$—	$—
Actual return on plan assets	7,852	14,727	—	—
Employer contributions	10,909	13,143	944	1,068
Participant contributions	—	—	407	327
Benefits paid	(5,976)	(5,023)	(1,351)	(1,395)

Fair value of plan assets at end of year	$104,348	$91,563	$—	$—

Reconciliation of funded status:
Funded status	$(43,007)	$(36,808)	$(3,253)	$(10,852)
Unrecognized actuarial loss	50,661	35,105	6,563	5,822
Unrecognized prior service cost	1	—	(18,019)	(10,197)

Net amount at year-end	$7,655	$(1,703)	$(14,709)	$(15,227)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(42,912)	$(36,829)	$(14,709)	$(15,227)
Accumulated other comprehensive loss	50,567	35,126	—	—

Net amount at year-end	$7,655	$(1,703)	$(14,709)	$(15,227)

        At January 31, 2005 and 2004, the Company recorded a non-cash charge to accumulated other comprehensive loss to recognize the change in its additional minimum pension liability in accordance with SFAS No. 87. SFAS No. 87 requires that this liability be recognized at fiscal year end in the amount by which the accumulated benefit obligation exceeds the fair value of defined benefit pension plan assets. The additional minimum pension liability adjustments, totaling $15.4 million, $6.1 million and $17.1 million for Fiscal 2004, 2003 and 2002, respectively, are reflected in accumulated other comprehensive loss, net of related tax benefit, in the consolidated balance sheets.

        Additional information about the Company's pension plans with accumulated benefit obligations in excess of plan assets, measured as of January 31, 2005 and 2004, follows (in thousands):

	Fiscal 2004	Fiscal 2003
Projected benefit obligation	$147,355	$128,371
Accumulated benefit obligation	147,260	128,341
Fair value of plan assets	104,348	91,563

        Net periodic benefit cost for Fiscal 2004, 2003 and 2002 included the following components (in thousands):

	Pension Benefits			Other Postretirement Benefits
	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2004	Fiscal 2003	Fiscal 2002
Service cost	$532	$2,595	$5,184	$—	$552	$1,116
Interest cost	7,755	7,752	7,789	632	1,038	1,160
Expected return on plan assets	(8,453)	(7,635)	(7,849)	—	—	—
Amortization of prior service cost	—	125	301	(827)	(452)	(381)
Recognized actuarial loss	1,718	677	599	449	372	138
Curtailment loss (gain) recognized	—	2,369	—	173	(142)	—

Net periodic benefit cost	$1,552	$5,883	$6,024	$427	$1,368	$2,033

        The Company used the following weighted average actuarial assumptions to determine its benefit obligations at January 31, 2005 and 2004, and its net periodic benefit cost for Fiscal 2004, 2003, and 2002, as measured at January 31:

	Fiscal 2004	Fiscal 2003
Benefit obligation:
Discount rate	5.50%	6.00%
Rate of compensation increase	4.11%	4.11%
	Fiscal 2004	Fiscal 2003	Fiscal 2002
Net periodic benefit cost:
Discount rate	6.00%	6.75%	7.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	9.00%
Rate of compensation increase	4.11%	4.11%	4.11%

        The assumed healthcare cost trend rate, used to calculate the Company's obligations and cost under its postretirement medical plan, is an annual rate of increase of approximately 8.5% of pre-age 65 covered healthcare benefits and 5.8% of post-age 65 covered healthcare benefits in 2004, eventually and gradually decreasing to 5% by 2012 and remaining at that level thereafter, based on the assumption that the rate of healthcare cost increases would level off and eventually approximate the overall growth in gross domestic product. A one percentage point change in the healthcare cost trend rate assumption in each future year would have the following effects (in thousands):

	One Percentage Point Increase	One Percentage Point Decrease
Increase (decrease) in total service and interest cost	$71	$(61)
Increase (decrease) in postretirement benefit obligation	274	(238)

        Future expected benefit payments under the defined benefit plans are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Fiscal 2005	$5,802	$829
Fiscal 2006	6,062	214
Fiscal 2007	6,380	214
Fiscal 2008	6,705	221
Fiscal 2009	7,097	217
Fiscal 2010 - 2014	41,624	1,042

        In determining the expected long-term rate of return on plan assets, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premiums associated with other asset classes and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. The expected return for each asset class was then weighted based on the plan's target asset allocation. The Company also gave consideration to the returns being earned by the plan assets in the fund and the rates of return expected to be available for reinvestment using capital market projections, an estimated long-term asset allocation strategy based on the plan's statement of investment policy, objectives and guidelines and an estimate of annual administrative, investment management and trading expenses. The Company used the Moody's Aa long-term corporate bond yield at January 31 as the basis for determining the discount rate. If the expected long-term rate of return on plan assets decreased by 100 basis points, the pension expense recognized in Fiscal 2004 would have increased by $1.0 million. If the discount rate decreased by 100 basis points, the pension expense recognized in Fiscal 2004 would have increased by $1.5 million.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduced a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FASB Staff Position 106-2, issued in May 2004, provides guidance on the accounting for the effects of the Act, and was adopted by the Company in the third quarter of Fiscal 2004, resulting in a $0.4 million decrease to plan expense for Fiscal 2004. Additionally, the benefit obligation balance at February 1, 2004 was reduced by $3.3 million attributable to the impact of Medicare Part D to prior service. Prior to the end of Fiscal 2004, the Company announced that the defined benefit postretirement medical plan is being amended effective January 1, 2006, to discontinue prescription medication coverage for all participants who are both eligible for prescription drug benefits under Medicare and for whom Medicare is the primary payor. This plan change is expected to reduce the plan's net periodic benefit cost beginning in Fiscal 2005.

        The weighted-average asset allocation for the Company's pension plan assets at the end of Fiscal 2004 and 2003, as well as the target allocation for Fiscal 2005, follows:

	2005 Target Allocation	Fiscal 2004	Fiscal 2003
Equities	55%	53%	56%
Fixed income	20	36	26
Real estate	8	1	2
Other investments	17	10	16

	100%	100%	100%

        Other investments include private equity, venture capital, hedge funds and funds that invest in these types of securities.

        The investment strategy for pension plan assets is to utilize a diversified blend of global public and private equity portfolios, fixed income portfolios, real estate and alternative investments to earn a long-term investment return that meets or exceeds the long-term expected rate of return for actuarial purposes of 8.5%. Active investment management strategies are used to measure each investment portfolio's returns and risk levels against applicable market indices. The Company expects to contribute approximately $1.0 million to its defined benefit pension plans in Fiscal 2005.

Other Employee Benefit Plans

        The Company has a defined contribution savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. This plan was amended effective July 1, 2003 to increase the percentage of pre-tax salary employees may contribute from 20% to 80%, subject to statutory limitations, and to remove the vesting period related to Company contributions. Additionally, this plan was amended effective January 1, 2005 to modify Company matching contributions. As a result of this amendment, the Company contributes a matching payment equal to 50% of amounts contributed by employees up to 6% of their eligible annual compensation, subject to certain limitations. The Company's matching contribution to the 401(k) savings plan was $2.8 million, $2.7 million and $2.7 million in Fiscal 2004, 2003 and 2002, respectively.

        The Company also has an unfunded defined contribution supplemental executive retirement plan for certain highly compensated employees. Under this plan, which began July 1, 2003, the Company credits each participant in an unfunded account with an amount equal to a specified percentage of the participant's total compensation. The applicable percentage ranges from 0-15%, depending on the participant's age. Participants become fully vested in their account balances after five years of service. The Company recorded $0.2 million of compensation expense in each of Fiscal 2004 and Fiscal 2003 related to this plan.

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

Note 14: Supplemental Financial Data

        Allowance for Doubtful Accounts:    Activity in the allowance for doubtful accounts is as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(In thousands)
Allowance for doubtful accounts at beginning of year	$5,684	$3,785	$3,360
Accruals to bad debt expense	757	6,177	3,220
Writeoffs against allowance for doubtful accounts	(3,527)	(4,278)	(2,795)

Allowance for doubtful accounts at end of year	$2,914	$5,684	$3,785

        Property, Plant and Equipment:    Components of Property, plant and equipment, net are as follows:

	Fiscal 2004	Fiscal 2003
	(In thousands)
Machinery and equipment	$114,060	$122,096
Buildings and leasehold improvements	89,762	84,930
Rental equipment	52,762	50,955
Computer hardware and software	28,381	34,876
Accumulated depreciation	(182,189)	(181,046)

Net depreciable assets	102,776	111,811
Construction in progress	5,217	8,506
Land	11,268	12,886

Property, plant and equipment, net	$119,261	$133,203

        Depreciation expense was $26.1 million, $29.6 million and $27.1 million in Fiscal 2004, 2003 and 2002, respectively.

        Rental equipment includes forklift equipment, generator sets and other equipment that is leased to customers under operating lease arrangements with terms ranging from one month up to three years. Rental equipment is depreciated over its estimated useful life, and is occasionally transferred into finished goods inventory for resale to customers.

        During the fourth quarter of Fiscal 2004, the Company extended the estimated useful lives of certain machinery and equipment assets within the Tactical Vehicle Systems segment from four years to ten years. This change in estimated life was made due to the expected usage of such assets over the new five-year contract with the U.S. Army. As a result of this change in estimate, depreciation expense declined by $0.6 million ($0.4 million after tax) in Fiscal 2004.

        As of January 31, 2005, $1.7 million of Property, plant and equipment was classified as assets held for sale, which is reported in Other current assets on the consolidated balance sheet. This balance reflects the net book value of a vacant facility held for sale, which is expected to be sold during Fiscal 2005. Assets held for sale at January 31, 2004 included $12.5 million of Property, plant and equipment, all of which was sold during Fiscal 2004, generating a net gain of $2.8 million.

        Intangibles and Other Assets:    Components of Intangibles and other assets, net are as follows:

	Fiscal 2004	Fiscal 2003
	(In thousands)
Goodwill, net	$6,053	$5,919
Other intangibles, net of accumulated amortization of $1,296 and $991	1,189	899
Other assets	2,911	2,445

Intangibles and other assets, net	$10,153	$9,263

        The weighted average amortization period for intangible assets acquired in Fiscal 2004 is 3.0 years. Amortization expense associated with intangible assets was $0.3 million, $0.2 million and $0.2 million in Fiscal 2004, 2003 and 2002, respectively. Estimated aggregate amortization expense for the next five years is as follows (in thousands):

Fiscal 2005	$347
Fiscal 2006	315
Fiscal 2007	221
Fiscal 2008	73
Fiscal 2009	51
Thereafter	182

$1,189

        A summary of goodwill activity follows:

	Fiscal 2004	Fiscal 2003
	(In thousands)
Balance at beginning of year	$5,919	$9,495
Additions to goodwill	134	933
Impairment (See Note 5)	—	(4,509)

Balance at end of year	$6,053	$5,919

        At the end of Fiscal 2004, the goodwill balance included $5.3 million in the Power Products segment and $0.8 million in the Tactical Vehicle Systems segment.

        The Company implemented SFAS No. 142 effective February 1, 2002 and, accordingly, net goodwill balances as of such date were tested for impairment by comparing the fair value of each reporting unit to its carrying value. Fair value was determined using discounted estimated future cash flows and market multiples of earnings estimates. Significant estimates used in the methodologies included estimates of future earnings, future growth rates, weighted average cost of capital and market valuation multiples for each reporting unit. Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company recognized, as a cumulative effect of a change in accounting principle in Fiscal 2002, a charge of $3.7 million, or $0.13 per diluted share, net of tax benefit of $1.8 million. This impairment charge primarily related to the Airline Products segment, which is reported in discontinued operations.

        The following unaudited pro forma earnings data for the periods shown are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented.

	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(In thousands, except per share data)
Net earnings (loss) as reported	$4,978	$(53,203)	$(7,201)
Add: Cumulative effect of change in accounting principle, net of tax	—	—	3,682

Adjusted net earnings (loss)	$4,978	$(53,203)	$(3,519)

Diluted Earnings per Share:
Net earnings (loss) as reported	$0.17	$(1.86)	$(0.25)
Add: Cumulative effect of change in accounting principle, net of tax	—	—	0.13

Adjusted net earnings (loss)	$0.17	$(1.86)	$(0.12)

Note 15: Segment Data

        The Company's operating reportable segments are organized based on the products and services offered and are aligned with the Company internal management structure. Inter-segment and intra- segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) before interest and income taxes from continuing operations, net of certain corporate allocations.

        The Company has identified three operating segments as of January 31, 2005. During Fiscal 2004, the Airline Products and Distributed Energy Solutions segments were reclassified to discontinued operations (See Note 4). Certain corporate office costs were reallocated to the continuing operating segments for all periods presented, including interim periods. The reportable segments are defined as follows:

  •
  Tactical Vehicle Systems—This segment assembles the Family of Medium Tactical Vehicles ("FMTV") under contracts with the U.S. Army and provides sustaining design engineering, service and support. Other contracts inside and outside of the U.S. are also being pursued in the segment.

  •
  Power Products—This segment sells and rents various industrial equipment; sells components, replacement parts, accessories and other materials supplied by independent manufacturers; and provides in-shop and on-site repair services for industrial, transportation, marine, construction, power generation and material handling equipment. The Fiscal 2004 results of the Power Products segment include $2.2 million of operating profit representing net gains from the sales of businesses and Company assets. The Fiscal 2003 results include charges of $4.5 million in goodwill impairment, as discussed in Note 5, and $4.5 million in provisions for obsolete and excess inventory.

  •
  Engineered Products—This segment manufactures coil tubing, acidizing, fracturing and seismic equipment systems for the oil service industry, as well as railcar mover and snow removal equipment for their respective markets. The operating loss for Fiscal 2003 in the Engineered Products segment includes non-cash charges of $2.5 million for the asset impairment of long-lived assets and a $1.6 million for provision for obsolete and excess inventory. These charges are discussed further in Note 5.

  •
  Corporate—The Corporate segment includes administrative expenses normally associated with corporate headquarters and not associated with the operating activities of the other segments. Such costs include the facility-related costs of maintaining the corporate office, chief executive, legal, finance, internal audit, investor relations and other similar costs. Fiscal 2003 results in the Corporate segment include a pension curtailment expense of $2.4 million discussed in Note 13 and employee separation expenses totaling $4.6 million, largely associated with the resignation of the Company's President and Chief Executive Officer. Identifiable assets in the Corporate segment primarily include cash, short-term investments, deferred tax assets, income tax receivables and property, plant and equipment of the corporate office.

        Financial information relating to the segments, excluding discontinued operations, is as follows.

	Sales	Operating Profit (Loss)	Identifiable Assets	Capital Expenditures	Depreciation and Amortization
	(In thousands)
Fiscal 2004:
Tactical Vehicle Systems	$549,804	$64,093	$97,619	$9,344	$8,689
Power Products	508,378	11,218	219,051	8,593	13,072
Engineered Products	98,426	2,086	68,508	533	1,784
Corporate	—	(14,046)	184,682	601	3,002

Total	$1,156,608	$63,351	$569,860	$19,071	$26,547

Fiscal 2003:
Tactical Vehicle Systems	$445,686	$67,789	$71,293	$9,565	$7,600
Power Products	509,981	(52,014)	246,042	19,378	17,803
Engineered Products	111,299	(11,121)	71,040	6,792	1,027
Corporate	—	(18,252)	120,891	1,041	3,425

Total	$1,066,966	$(13,598)	$509,266	$36,776	$29,855

Fiscal 2002:
Tactical Vehicle Systems	$450,849	$68,810	$55,736	$11,707	$5,096
Power Products	547,369	(11,664)	284,275	20,184	18,259
Engineered Products	66,423	(3,178)	41,995	1,051	1,020
Corporate	—	(14,383)	156,747	—	2,937

Total	$1,064,641	$39,585	$538,753	$32,942	$27,312

        Interim segment sales and operating profit (loss) for Fiscal 2004 and Fiscal 2003 are restated below to conform with the Company's current segment composition.

	Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(Unaudited—in thousands)
Sales
Tactical Vehicle Systems	$138,783	$140,737	$133,431	$136,853	$549,804
Power Products	120,719	123,680	129,813	134,166	508,378
Engineered Products	17,268	21,936	25,356	33,866	98,426

Total Sales	$276,770	$286,353	$288,600	$304,885	$1,156,608

Operating Profit (Loss)
Tactical Vehicle Systems	$19,441	$18,711	$15,958	$9,983	$64,093
Power Products	(113)	1,665	3,190	6,476	11,218
Engineered Products	(1,809)	1,113	805	1,977	2,086
Corporate	(3,467)	(3,814)	(3,089)	(3,676)	(14,046)

Total Operating Profit (Loss)	$14,052	$17,675	$16,864	$14,760	$63,351

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Sales
Tactical Vehicle Systems	$110,976	$108,366	$110,036	$116,308	$445,686
Power Products	125,834	127,886	128,901	127,360	509,981
Engineered Products	26,111	38,262	29,231	17,695	111,299

Total Sales	$262,921	$274,514	$268,168	$261,363	$1,066,966

Operating Profit (Loss)
Tactical Vehicle Systems	$17,759	$17,247	$16,704	$16,079	$67,789
Power Products	(3,343)	(5,847)	(6,957)	(35,867)	(52,014)
Engineered Products	(429)	528	(1,573)	(9,647)	(11,121)
Corporate	(5,321)	(3,979)	(5,878)	(3,074)	(18,252)

Total Operating Profit (Loss)	$8,666	$7,949	$2,296	$(32,509)	$(13,598)

        The quarterly results above do not agree with previously reported quarterly results on Form 10-Q, as a result of the Company reporting the Airline Products business and Distributed Energy Solutions business as discontinued operations beginning in the third and fourth quarters of Fiscal 2004, respectively. See Note 4 for further discussion.

        The Company markets its products and services throughout the world and is not dependent upon any single geographic region outside the United States. Substantially all of the Company's long-lived assets are located in the United States. The Company's sales to countries outside the United States, including sales to U.S. customers for export, totaled $82.5 million, $104.7 million and $169.1 million in Fiscal 2004, 2003 and 2002, respectively. Included in the Company's foreign sales are FMTV sales to the U.S. Army in South Korea totaling $89.4 million in Fiscal 2002. No other foreign country accounted for a material portion of the Company's foreign sales during any of the periods presented.

Note 16: Consolidated Quarterly Data (Unaudited)

	Fiscal 2004
	First Quarter	Second Quarter(a)	Third Quarter(b)	Fourth Quarter(c)	Total Year
	(In thousands, except per share data)
Sales	$276,770	$286,353	$288,600	$304,885	$1,156,608
Gross profit	38,747	41,605	39,667	39,865	159,884
Net earnings from continuing operations	10,675	13,200	8,184	9,995	42,054
Loss from discontinued operations, net	(5,233)	(7,323)	(6,101)	(20,689)	(39,346)
Gain on sale of discontinued operations, net	—	—	—	2,270	2,270

Net earnings (loss)	$5,442	$5,877	$2,083	$(8,424)	$4,978

Net earnings (loss) per share:
Basic
Continuing operations	$0.37	$0.46	$0.28	$0.35	$1.46
Discontinued operations	(0.18)	(0.26)	(0.21)	(0.64)	(1.29)

Net earnings (loss) per share	$0.19	$0.20	$0.07	$(0.29)	$0.17

Diluted
Continuing operations	$0.37	$0.45	$0.28	$0.34	$1.45
Discontinued operations	(0.18)	(0.25)	(0.21)	(0.63)	(1.28)

Net earnings (loss) per share	$0.19	$0.20	$0.07	$(0.29)	$0.17

	Fiscal 2003
	First Quarter(d)	Second Quarter	Third Quarter(e)	Fourth Quarter(f)	Total Year
	(In thousands, except per share data)
Sales	$262,921	$274,514	$268,168	$261,363	$1,066,966
Gross profit	39,292	38,297	35,212	12,339	125,140
Net earnings (loss) from continuing operations	7,239	5,612	(549)	(20,700)	(8,398)
Loss from discontinued operations, net	(6,404)	(2,542)	(14,892)	(20,967)	(44,805)

Net earnings (loss)	$835	$3,070	$(15,441)	$(41,667)	$(53,203)

Net earnings (loss) per share:
Basic
Continuing operations	$0.25	$0.20	$(0.02)	$(0.72)	$(0.29)
Discontinued operations	(0.22)	(0.09)	(0.52)	(0.74)	(1.57)

Net earnings (loss) per share	$0.03	$0.11	$(0.54)	$(1.46)	$(1.86)

Diluted
Continuing operations	$0.25	$0.19	$(0.02)	$(0.72)	$(0.29)
Discontinued operations	(0.22)	(0.09)	(0.52)	(0.74)	(1.57)

Net earnings (loss) per share	$0.03	$0.11	$(0.54)	$(1.46)	$(1.86)

(a)
Includes $0.9 million gain on the sale of manufacturing facilities in Power Products and Engineered Products segments.

(b)
Includes $0.9 million gain on sales of Power Products assets (see Note 3).

(c)
Includes $2.6 million of LIFO income (see Note 7).

(d)
Includes $2.4 million of pension curtailment expense (see Note 13).

(e)
Includes $2.9 million of employee separation costs associated with the resignation of the Company's President and Chief Executive Officer.

(f)
Includes $4.5 million of goodwill and fixed asset impairment (see Note 5) and $6.1 million of inventory valuation adjustments.

        Quarterly earnings per share is not necessarily additive to the annual calculation of earnings per share, as each quarter's calculation is based on that quarter's weighted average shares outstanding.

Note 17: Vulnerability Due To Certain Concentrations

        The Company's principal distribution agreements are generally non-exclusive agreements and are subject to early termination by the suppliers for a variety of causes. No assurance can be given that such distribution agreements will be renewed beyond their expiration dates. Any interruption in the supply of materials from the original manufacturers, or a termination of a distributor agreement, could have a material adverse effect on the results of operations of the Power Products segment.

        The U.S. government has accounted for $545.5 million, $436.2 million and $444.2 million of sales in Fiscal 2004, 2003 and 2002, respectively. Additionally, the U.S. government accounts for approximately 29% and 19% of total accounts receivable at January 31, 2005 and 2004, respectively. The loss of this customer would have a material adverse effect on the Company's consolidated financial condition and results of operations. Additionally, the FMTV incorporates components that are specified by the U.S. Army and are available only from the source or sources selected by the U.S. Army. In addition, the Company uses other suppliers for certain components of the FMTV, some of which are small businesses that are not well capitalized. Interruption in the supply of any of these components, for any reason, could have a material adverse effect on the results of operations of the Tactical Vehicle Systems segment.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        At the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company and required to be included in the Company's periodic filings under the Exchange Act.

Internal Controls over Financial Reporting

        Management's report on the Company's internal controls over financial reporting can be found in Item 8 of this report. The Independent Registered Public Accounting Firm's attestation report on management's assessment of the effectiveness of the Company's internal controls over financial reporting can also be found in Item 8 of this report. There have been no changes in the Company's internal controls over financial reporting that occurred during the fourth quarter of Fiscal 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Except as set forth below, information for this item is set forth in the sections entitled "Election of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" and elsewhere in the Company's definitive proxy statement which involves the election of directors to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report filed on Form 10-K (the "Proxy Statement"), which information is incorporated herein by reference.

Code of Ethics

        The Company has code of business conduct and ethics for directors, officers (including the Company's principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Standards of Business Practices, which are available on the Company's website at http://www.ssss.com/ssss/Home/AboutSS/BusinessPractices. Shareholders may request a free copy of the Standards of Business Practices from:

  Stewart & Stevenson Services, Inc.
  Attention: Corporate Secretary
  2707 North Loop West
  Houston, TX 77008
  (713) 868-7700

Corporate Governance Guidelines

        The Company has adopted Guidelines on Corporate Governance and Nominating and Governance Committee Charter, which are available on the Company's website at http://www.ssss.com/Home/AboutSS/CorporateGovernance. Shareholders may request a free copy of the Guidelines on Corporate Governance and Nominating and Governance Committee Charter from the address and phone numbers set forth above under "Code of Ethics."

Item 11. Executive Compensation.

        Information for this item is set forth in the sections entitled "Election of Directors," "Performance of the Stewart & Stevenson Common Stock," "Report of the Compensation and Management Development Committee Executive Compensation," "Executive Compensation" and "Employment and Severance Agreements" and elsewhere in the Company's Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information for this item is set forth in the section entitled "Voting Securities and Ownership Thereof by Certain Beneficial Owners and Management" and elsewhere in the Company's Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Information for this item is set forth in the section entitled "Transactions with Management and Certain Business Relationships" and elsewhere in the Company's Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

        Information for this item is set forth in the section entitled "Fees Paid to Ernst & Young LLP" and elsewhere in the Company's Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
1. The following financial statements for Stewart & Stevenson Services, Inc. are filed as a part of this report:

    Consolidated Balance Sheets—January 31, 2005 and 2004.

    Consolidated Statements of Operations—Years ended January 31, 2005, 2004 and 2003.

    Consolidated Statements of Shareholders' Equity—Years ended January 31, 2005, 2004 and 2003.

    Consolidated Statements of Comprehensive Income—Years ended January 31, 2005, 2004 and 2003.

    Consolidated Statements of Cash Flows—Years ended January 31, 2005, 2004 and 2003.

    Notes to Consolidated Financial Statements.

2.
Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

3.
The Company has several instruments which define the rights of holders of long-term debt. Except for the instrument listed as exhibit 4.1 below, the total amount of securities authorized under any individual instrument with respect to long-term debt does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish upon request by the Securities and Exchange Commission any instruments not filed herewith relating to its long-term debt.

        The Company will furnish to any shareholder of record as of April 20, 2005, a copy of any exhibit to this annual report on Form 10-K upon receipt of a written request addressed to Carl B. King, P. O. Box 1637, Houston, Texas 77008-1637 and the payment of $.20 per page with a minimum charge of $5.00 for reasonable expenses prior to furnishing such exhibits. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule to any document listed below upon request.

        The following instruments and documents are included as exhibits to this report.

*2.1	Asset Purchase Agreement dated December 6, 2004, by and among Stewart & Stevenson Services, Inc., S&S Tug Service Centers, Inc. and Tug Manufacturing Corp., f/k/a TUG Acquisition Corp. (filed January 27, 2005 as Exhibit 99.1 to the Company's Current Report on Form 8-K and incorporated herein by reference).
*2.2
Amendment No. 1 to Asset Purchase Agreement dated as of December 31, 2004, by and among Stewart & Stevenson Services, Inc., S&S Tug Service Centers, Inc. and Tug Manufacturing Corp. (filed January 27, 2005 as Exhibit 99.2 to the Company's Current Report on Form 8-K and incorporated herein by reference).
*2.3
Amendment No. 2 to Asset Purchase Agreement dated as of January 21, 2005, by and among Stewart & Stevenson Services, Inc., S&S Tug Service Centers, Inc. and Tug Manufacturing Corp. (filed January 27, 2005 as Exhibit 99.3 to the Company's Current Report on Form 8-K and incorporated herein by reference).
*3.1
Third Restated Articles of Incorporation of Stewart & Stevenson Services, Inc., effective as of September 13, 1995 (filed December 14, 1995 as Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995 and incorporated herein by reference).
*3.2
Seventh Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of July 9, 2004, as amended (filed April 6, 2005 as Exhibit 3.1 to the Company's Current Report on Form 8-K and incorporated herein by reference).
*4.1
Note Purchase Agreement effective May 30, 1996, between Stewart & Stevenson Services, Inc. and the Purchasers named therein (filed September 12, 1996 as Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996 and incorporated herein by reference).
*4.2
Credit Agreement dated as of January 12, 2005 among Stewart & Stevenson Services, Inc., the Lenders party thereto JPMorgan Chase, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunner (filed January 19, 2005 as Exhibit 99.1 to the Company's Current Report on Form 8-K and incorporated herein by reference).
*10.1
Distributor Agreement effective January 1, 2004 between the Company and Detroit Diesel Corporation (filed April 15, 2004 as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 and incorporated herein by reference).
*10.2
Distributor Agreement effective January 1, 2004 between the Company and DaimlerChrysler Off-Highway Holding GmbH (filed April 15, 2004 as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 and incorporated herein by reference).
*10.3
Letter Agreement regarding extension to Distributor Agreement effective as of January 1, 2005 between the Company and DaimlerChrysler Off-Highway Holding GmbH (filed January 7, 2005 as Exhibit 99.1 to the Company's Current Report on Form 8-K and incorporated herein by reference).
†*10.4
Stewart & Stevenson Elective Deferral Plan dated as of June 1, 2001 (filed June 6, 2001 as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-62438) and incorporated herein by reference).

†*10.5
Stewart & Stevenson Supplemental Retirement Plan, signed April 5, 2005 and effective as of July 1, 2003 (filed April 6, 2005 as Exhibit 10.4 to the Company's Current Report on Form 8-K and incorporated herein by reference).
†*10.6
Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan (as amended and restated effective as of June 10, 1997) (filed September 15, 1997 as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-35617) and incorporated herein by reference).
†10.7	Stewart & Stevenson Services, Inc. Amended and Restated 1993 Nonofficer Employee Stock Option Plan effective as of January 31, 2004.
†*10.8
Stewart & Stevenson Services, Inc. Amended and Restated 1996 Director Stock Plan dated April 8, 2002, as amended by Amendment No. 1 effective as of July 9, 2004 (filed September 1, 2004 as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-118742) and incorporated herein by reference).
†*10.9
Form of Severance Agreement, dated as of July 19, 2004, by and between Stewart & Stevenson Services, Inc. and each of Carl B. King, John B. Simmons, Stephen A. Hines, Dennis M. Dellinger, Don Kyle and Mark Whitman (filed August 26, 2004 as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 and incorporated herein by reference).
†*10.10
Employment Agreement, effective as of February 1, 2004, between Stewart & Stevenson Services, Inc. and Max L. Lukens (filed May 25, 2004 as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 and incorporated herein by reference).
†*10.11
Severance Agreement, effective as of February 1, 2004, between Stewart & Stevenson Services, Inc. and Max L. Lukens (filed May 25, 2004 as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 and incorporated herein by reference).
†*10.12
Nonqualified Stock Option Agreement, entered into as of March 31, 2004, between Stewart & Stevenson Services, Inc. and Max L. Lukens (filed May 25, 2004 as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 and incorporated herein by reference).
†*10.13
Summary Description of Stewart & Stevenson Services, Inc. Fiscal 2004 Management Incentive Compensation Plan (filed April 6, 2005 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference).
†*10.14
Summary Description of Stewart & Stevenson Services, Inc. Fiscal 2005 Management Incentive Compensation Plan (filed April 6, 2005 as Exhibit 10.2 to the Company's Current Report on Form 8-K and incorporated herein by reference).
†*10.15	Summary Description of Director Compensation (filed April 6, 2005 as Exhibit 10.3 to the Company's Current Report on Form 8-K and incorporated herein by reference).
†*10.16
Contract number DAAE07-03C-S023 dated April 17, 2003 between Stewart & Stevenson Tactical Vehicle Systems, LP and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command (filed September 4, 2003 as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003 and incorporated herein by reference).
21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Max L. Lukens, Chief Executive Officer, dated April 6, 2005, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of John B. Simmons, Chief Financial Officer, dated April 6, 2005, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Statement of Max L. Lukens, Chief Executive Officer, and John B. Simmons, Chief Financial Officer, dated April 6, 2005, pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended.

*
Incorporated by reference.

†
Identifies management contracts or compensation plans or arrangements required to be filed as an exhibit hereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of April, 2005.

STEWART & STEVENSON SERVICES, INC.
By	/s/ MAX L. LUKENS Max L. Lukens President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of April, 2005.

/s/ MAX L. LUKENS Max L. Lukens President and Chief Executive Officer (Principal Executive Officer)	/s/ CHARLES R. OFNER Charles R. Ofner Director
/s/ JOHN B. SIMMONS John B. Simmons Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ CHARLES S. REAM Charles S. Ream Director
/s/ L. SCOTT BIAR L. Scott Biar Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ ROBERT S. SULLIVAN Robert S. Sullivan Director
/s/ HOWARD WOLF Howard Wolf Chairman of the Board and Director	/s/ JAMES M. TIDWELL James M. Tidwell Director
/s/ KHLEBER V. ATTWELL Khleber V. Attwell Director	/s/ DARVIN M. WINICK Darvin M. Winick Director
/s/ MONROE M. LUTHER Monroe M. Luther Director

EXHIBIT INDEX

Exhibit	Number and Description
10.7	Stewart & Stevenson Services, Inc. Amended and Restated 1993 Nonofficer Employee Stock Option Plan effective as of January 31, 2004.
21.1	List of subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Max L. Lukens, Chief Executive Officer, dated April 6, 2005, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of John B. Simmons, Chief Financial Officer, dated April 6, 2005, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Statement of Max L. Lukens, Chief Executive Officer, and John B. Simmons, Chief Financial Officer, dated April 6, 2005, pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended.

QuickLinks

PART I
PART II
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
EXHIBIT INDEX