Form 10-Q
period 2005-04-30
STEWART & STEVENSON SERVICES INC
filed 2005-05-26
CIK 94328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Number of shares outstanding of each of the registrant’s classes of common stock, as of May 20, 2005:

Common Stock, without Par Value:  29,022,914 Shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”):

Consolidated Condensed Balance Sheets – April 30, 2005 and January 31, 2005.

Consolidated Condensed Statements of Operations – Three Months Ended April 30, 2005 and May 1, 2004.

Consolidated Condensed Statements of Cash Flows – Three Months Ended April 30, 2005 and May 1, 2004.

Notes to Consolidated Condensed Financial Statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	April 30, 2005	January 31, 2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$102,761	$130,447
Short-term investments	10,775	2,480
Accounts receivable, net	129,790	143,600
Recoverable costs and accrued profits not yet billed	24,750	26,544
Inventories	128,809	112,889
Excess of current cost over LIFO values	(35,667)	(35,168)
Deferred income tax asset	5,750	5,647
Income tax receivable	6,471	7,223
Other current assets	5,685	4,987
Total assets of discontinued operations	46,636	68,186
Total Current Assets	425,760	466,835

Property, Plant and Equipment, net	113,545	115,568
Deferred Income Tax Asset	18,784	20,874
Intangibles and Other Assets, net	52,648	10,065
Total Assets	$610,737	$613,342

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$3,783	$1,671
Accounts payable	89,782	81,716
Accrued payrolls and incentives	20,818	22,941
Billings in excess of incurred costs	45,227	59,894
Other current liabilities	43,684	36,691
Total liabilities of discontinued operations	28,268	38,770
Total Current Liabilities	231,562	241,683

Long-Term Debt, net of current portion	25,069	25,000
Accrued Postretirement Benefits and Pension	58,005	57,621
Other Long-Term Liabilities	3,827	4,318
Total Liabilities	318,463	328,622
Shareholders’ Equity:
Common stock, without par value, 100,000,000 shares authorized; 29,009,789 and 28,865,070 shares issued, respectively	62,138	59,616
Accumulated other comprehensive loss	(36,255)	(36,048)
Retained earnings	266,391	261,152
Total Shareholders’ Equity	292,274	284,720
Total Liabilities and Shareholders’ Equity	$610,737	$613,342

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	April 30, 2005	May 1, 2004
	(Unaudited)

Sales	$311,562	$262,350
Cost of sales	274,909	225,760

Gross profit	36,653	36,590

Selling and administrative expenses	23,070	23,241
Other income, net	(739)	(587)

Operating profit	14,322	13,936

Interest expense	525	517
Interest income	(760)	(254)

Earnings from continuing operations before income taxes	14,557	13,673
Income tax expense	5,224	4,866
Net earnings from continuing operations	9,333	8,807
Loss from discontinued operations, net of tax of ($417) and ($1,784)	(1,641)	(3,365)
Net earnings	$7,692	$5,442

Weighted average shares outstanding:
Basic	28,927	28,671
Diluted	29,433	28,934

Earnings (loss) per share:
Basic:
Continuing operations	$0.32	$0.31
Discontinued operations	(0.05)	(0.12)
Net earnings per share	$0.27	$0.19

Diluted:
Continuing operations	$0.32	$0.30
Discontinued operations	(0.06)	(0.11)
Net earnings per share	$0.26	$0.19

Cash dividends per share	$0.085	$0.085

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	April 30, 2005	May 1, 2004
	(Unaudited)
Operating Activities
Net earnings	$7,692	$5,442
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss from discontinued operations	1,641	3,365
Deferred tax expense	3,107	517
Depreciation and amortization	5,445	6,524
Loss (gain) on sale of assets	13	(346)
Change in operating assets and liabilities net of the effect of acquisition, divestiture and discontinued operations:
Accounts receivable, net	6,830	33,598
Recoverable costs and accrued profits not yet billed	1,794	1,346
Inventories	(8,145)	3,620
Other current and noncurrent assets	2,230	5,714
Accounts payable	965	(8,454)
Accrued payrolls and incentives	(4,202)	339
Billings in excess of incurred costs	(14,667)	(3,771)
Other current liabilities	(1,899)	1,695
Accrued postretirement benefits and pension	384	555
Other, net	(759)	(1,670)
Net Cash Provided by Continuing Operations	429	48,474
Net Cash Provided by (Used in) Discontinued Operations	9,481	(4,857)
Net Cash Provided by Operating Activities	9,910	43,617

Investing Activities
Capital expenditures, excluding rental equipment	(1,632)	(2,008)
Additions to rental equipment	(770)	(763)
Proceeds from sale of businesses	15,126	3,168
Acquisition of businesses, net of cash acquired	(42,308)	—
Proceeds from disposal of property, plant and equipment	588	2,266
Short-term investments	(8,295)	(3,490)
Net investing activities of discontinued operations	39	37
Net Cash Used in Investing Activities	(37,252)	(790)

Financing Activities
Loan acquisition costs	(76)	—
Change in short-term notes payable	69	(24)
Dividends paid	(2,454)	(2,434)
Proceeds from exercise of stock options	2,065	740
Net Cash Used in Financing Activities	(396)	(1,718)

Effect of exchange rate changes on cash	52	—
Increase (decrease) in cash and cash equivalents	(27,686)	41,109
Cash and cash equivalents, beginning of period	130,447	53,959
Cash and cash equivalents, end of period	$102,761	$95,068

Cash Paid For:
Interest	$44	$137
Income taxes (excluding refunds)	171	135

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The accompanying unaudited consolidated condensed financial statements of Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three months ended April 30, 2005 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2006.

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

The Company’s fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, the Company’s “Fiscal 2005” commenced on February 1, 2005 and ends on January 31, 2006.  The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005.

The accompanying consolidated condensed financial statements for Fiscal 2004 and related notes contain certain reclassifications to conform with the presentation used in Fiscal 2005.

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based compensation programs.  Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of the Company’s common stock on the grant date and all other provisions of the award are fixed.  In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statements of operations based on their fair values.  The Company is currently evaluating the impact of the new standard, which is required to be adopted in the first quarter of Fiscal 2006.

The following pro forma data are calculated as if compensation expense for the Company’s stock option plans was determined based on the fair value at the grant date for awards under these plans, amortized to expense on a pro rata basis over the option vesting period (in thousands, except per share data):

	Three Months Ended
	April 30, 2005	May 1, 2004
Net earnings:
As reported	$7,692	$5,442
Pro forma compensation expense, determined under fair value method, net of tax	(578)	(468)
Pro forma	$7,114	$4,974

Basic earnings per share:
As reported	$0.27	$0.19
Pro forma	0.25	0.17

Diluted earnings per share:
As reported	$0.26	$0.19
Pro forma	0.24	0.17

For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Note 2 – Comprehensive Income

Total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	April 30, 2005	May 1, 2004

Net earnings	$7,692	$5,442
Unrealized gain (loss) on forward contracts, net of tax	—	(199)
Currency translation gain (loss), net of tax	(207)	(450)
Comprehensive income	$7,485	$4,793

Note 3 – Acquisitions and Divestitures

On April 8, 2005, the Company acquired all outstanding shares of Automotive Technik (Holdings) Limited (“ATHL”), a light tactical vehicle manufacturer headquartered in the United Kingdom.  The aggregate purchase price for the transaction was approximately $47.7 million, including cash of $45.3 million, notes of $1.9 million and transaction costs of approximately $0.5 million.  The acquisition of ATHL broadens the Company’s product offerings and provides additional marketing opportunities for the Tactical Vehicle Systems segment.  ATHL is currently under contract to produce vehicles for the United Kingdom Ministry of Defence and the New Zealand Ministry of Defence, in addition to other programs worldwide.  The results of operations for ATHL are included in the Company’s consolidated condensed financial statements since the date of acquisition.  The ATHL operations contributed $3.5 million of sales and had no material impact on operating income during the first quarter of Fiscal 2005.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain long-lived and intangible assets; consequently, the allocation of the purchase price is subject to refinement.  The Company believes that a substantial portion of the long-term asset balance will be allocated to goodwill and other identified intangibles.

(In thousands)	April 8, 2005
Cash and cash equivalents	$3,552
Other current assets	16,740
Total Current Assets	20,292

Property, Plant and Equipment and Other Long-Term Assets	45,560
Total Assets Acquired	65,852

Notes payable	149
Other current liabilities	17,901
Total Current Liabilities	18,050
Long-Term Debt, net of current portion	68
Total Liabilities Assumed	18,118

Purchase Price Allocated	$47,734

Pro forma ATHL results of operations for the first quarter of Fiscal 2005 and 2004 include sales of $12.0 million and $8.3 million, respectively.  Pro forma operating profit in the first quarter of Fiscal 2005 and Fiscal 2004 would not be material to the Company’s consolidated results of operations.

During the first quarter of Fiscal 2004, the Company exited the business activities associated with the distribution of Mercury Marine and MerCruiser products within the Power Products segment.  As a result, the distribution agreement for these products was terminated in March 2004 and the assets of this product line were sold for adjusted cash proceeds of $3.3 million.  Also in the first quarter of Fiscal 2004, the Company sold the net assets and exited the activities associated with the Power Products segment’s wheelchair lift manufacturing operation.  Consideration received for this asset sale included cash of $0.6 million and a receivable of $0.3 million, of which $0.2 was outstanding at April 30, 2005, along with royalty rights based on wheelchair lift sales over the next five years.  No material gain or loss was recognized on these transactions, individually or in the aggregate.

The activities above resulted in the closure of two branch locations which were primarily focused on the sale of Mercury Marine and MerCruiser products in Florida and Virginia.  Additionally during the first quarter of Fiscal 2004, the Company closed an under-performing Power Products branch location in Auburn, Washington.  Exit costs associated with these actions were $0.2 million, which was charged to selling and administrative expenses during the first quarter of Fiscal 2004.  As of April 30, 2005, $0.1 million of these exit costs remained accrued and unpaid.

Note 4 - Discontinued Operations

During the first quarter of Fiscal 2005, the Company decided to pursue the sale of substantially all of the assets, distribution rights, and operations of four Power Products segment distribution locations in California.  The Company is currently in negotiations with a potential buyer and a sale is expected to take place during the second quarter of Fiscal 2005, subject to the execution of a definitive agreement, other customary documentation and other third party consents.  Accordingly, the identified assets and liabilities held for sale and results of operations for this business are being reported as discontinued operations for all periods presented.

During the fourth quarter of Fiscal 2004, the Company sold substantially all of the assets and business of its Airline Products segment.  Sale proceeds were $60 million and included $45 million of cash and a $15 million senior secured note due in April 2005, as well as the assumption of certain specified liabilities.  The $15 million note was paid in April 2005.  The total sales proceeds are subject to further adjustment in Fiscal 2005 based on the amount of working capital conveyed at closing.  On May 17, 2005, the Company received the buyer’s calculation of working capital at closing, which proposes that sales proceeds should be adjusted downward by approximately $17.0 million from that reflected in the consolidated financial statements, which would result in a loss for the Company.  The Company does not agree with the buyer’s calculation and has requested additional supporting documentation to assist in its review.  Pursuant to the sales agreement, the Company intends to respond by June 16, 2005.  It is presently impossible for the Company to determine the ultimate outcome of this matter.

Additionally, the Company’s discontinued operations include the continued wind-down of the turnkey engineering, procurement and construction activities of the Distributed Energy Solutions segment, which the Company decided to exit in Fiscal 2003, and the retained warranty and contract obligations from the Fiscal 2002 sale of the blowout preventer and controls, valve and drilling riser business within the Engineered Products segment.  Sales and operating loss in the three months ended April 30, 2005 and May 1, 2004 from discontinued operations were as follows (in thousands):

	Three Months Ended April 30, 2005			Three Months Ended May 1, 2004
	Sales	Operating loss	Operating loss, net of taxes	Sales	Operating income (loss)	Operating income (loss), net of taxes

Power Products	$11,982	$(154)	$(123)	$14,420	$119	$78
Airline Products	—	(901)	(719)	23,075	(102)	(67)
Distributed Energy Solutions	1,478	(871)	(694)	4,444	(5,068)	(3,312)
Engineered Products	65	(132)	(105)	585	(98)	(64)
	$13,525	$(2,058)	$(1,641)	$42,524	$(5,149)	$(3,365)

Note 5 - Segment Information

The Company’s operating segments are organized based on the products and services offered and are aligned with the Company’s internal management structure.  Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) from continuing operations before interest and income taxes, net of certain corporate allocations.

The Company has identified three operating segments.  Sales and operating profit (loss) by operating segment are as follows (in thousands):

	Three Months Ended
	April 30, 2005	May 1, 2004
Sales
Tactical Vehicle Systems	$165,518	$138,783
Power Products	117,011	106,299
Engineered Products	29,033	17,268
Total Sales	$311,562	$262,350

Operating profit (loss)
Tactical Vehicle Systems	$13,175	$19,441
Power Products	2,377	(229)
Engineered Products	1,274	(1,809)
Corporate	(2,504)	(3,467)
Total operating profit	14,322	13,936

Interest expense	525	517
Interest income	(760)	(254)
Earnings from continuing operations before income taxes	$14,557	$13,673

Note 6 - Guarantees and Contingencies

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

A summary of warranty activity associated with continuing operations for three months ended April 30, 2005 and May 1, 2004 follows (in thousands):

	Three Months Ended
	April 30, 2005	May 1, 2004

Accrued warranty costs at beginning of period	$3,537	$3,517
Payments for warranty obligations	(703)	(1,408)
Warranty accrual for current period sales	1,027	1,064
Changes related to pre-existing warranties and acquisitions	349	48
Accrued warranty costs at end of period	$4,210	$3,221

Guarantees:  The Company is occasionally required to issue performance indemnities or to post letters of credit, generally issued by a bank, to collateralize certain insurance programs, to secure credit facilities or to ensure performance under contracts.  A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit.  If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit.  Generally, a letter of credit is released when the Company has satisfied the obligations that the letter of credit is securing.  As of April 30, 2005 and January 31, 2005, the Company had letters of credit outstanding totaling approximately $13.9 million and $13.2 million, respectively.  In addition, the Company had contingent performance indemnities of approximately $3.5 million and $3.8 million as of April 30, 2005 and January 31, 2005, respectively.

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

The Company is a defendant in a suit filed in 1996 under the qui tam provision of the False Claims Act, United States of America, ex rel. Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for medium tactical vehicles delivered to the U.S. Army before 1998, and that the vehicles were substandard because of corrosion problems.  Following an investigation by the Justice Department, the United States declined to intervene in the suit.  In February 2004, the District Court found in favor of the Company and dismissed all of the plaintiff’s claims by summary judgment without proceeding to trial.  The plaintiffs filed a notice of appeal in March 2004 in the United States Court of Appeals for the Fifth Circuit, No. 04-20209.  Oral argument was conducted in April 2005.  The Company expects a decision from the Fifth Circuit near the end of 2005 or early 2006.  The Company believes the Court of Appeals will uphold the District Courts’ opinion, which dismissed all of the plaintiff’s claims as being without merit.  While the Company does not believe that an adverse outcome is likely, an unfavorable opinion from the Fifth Circuit could have a material adverse impact on the Company’s consolidated results of operations, financial position and liquidity.  The Company is presently unable to determine whether any liability has been incurred in this matter, other than legal fees and expenses.  Additionally, the Company cannot reasonably estimate the amount or range of any loss that may result from this matter, and thus no accruals have been recorded in this matter other than estimated legal fees and expenses relating to the appeal.

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

NEO Dispute:  On November 3, 2004, the Company was served with a demand for arbitration by NEO California Power, LLC and NEO Corporation (collectively, “NEO”) with respect to two contracts (entered into in December 2000 and March 2001) between a subsidiary of the Company in the Distributed Energy Solutions business and NEO, for the engineering and construction of two natural gas fueled electricity generating facilities in California, and with respect to a related “Payment Agreement” entered into in October 2001.  The demand included the initiation of arbitration proceedings in Minneapolis, Minnesota, under the auspices of the American Arbitration Association.  The factual basis alleged to underlie the arbitration demand appears to be NEO’s position that, although the power projects began operations during 2001, the plants have had operational problems, including failure to meet performance standards for heat rate, net electrical output and, particularly, emissions.  NEO alleges claims in excess of $65 million, based on legal theories of recovery under Minnesota and California law that include intentional misrepresentation, negligent misrepresentation, concealment, violation of contractor license requirements, unfair competition, negligence and breach of contract as well as claims on $4.7 million of surety bonds as to the contract.  Notwithstanding the facts that the contracts between the Company subsidiary and NEO provided for an exclusive method of dispute resolution which, under the contracts, (i) necessitated appropriate notice and a period of mutual efforts to resolve a dispute, which efforts (if unsuccessful) were to be followed by a mandatory non-binding mediation, and (ii) (should such mediation fail) resolution by binding arbitration, on November 2, 2004, NEO filed a lawsuit against the Company and the surety bond company in the Superior Court of California for the County of Madera, alleging essentially the same claims that it makes in the arbitration demand.  During a hearing on March 2, 2005, the Superior Court granted the Company’s Motion to Stay Litigation and the matter should therefore proceed in arbitration in Minnesota.  The Company believes NEO’s claims are without merit and is defending them vigorously.  The Company further believes, in addition to its basic view that the generating facilities are operating satisfactorily, that NEO is incorrect in various factual allegations, and that the Company has meritorious legal defenses to the claims.  It is not, however, possible at present for the Company to determine the ultimate outcome of these claims or whether their resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of these claims.  The Company has, however, recorded accruals that it believes are adequate for certain estimated legal fees it expects to incur associated with these claims.

Antitrust Litigation:  The Company is a co-defendant with Detroit Diesel Corporation and other Detroit Diesel distributors in two putative class action suits filed on February 9, 2005, Civil Action No. 05-616; Cumberland Truck Equipment Co. et al. v. Detroit Diesel Corp., et al. (the “Cumberland Litigation”), and Civil Action No. 05-625; Diamond International Trucks, Inc. et al. v. Detroit Diesel Corp., et al. (the “DIT Litigation”).  Each suit relates to the Power Products segment and has been filed in the United States District Court for the Eastern District of Pennsylvania.  In the Cumberland Litigation, plaintiffs were dealers of Detroit Diesel parts whose agreements were terminated or not renewed on or after February 9, 2001.  The Company is a distributor of Detroit Diesel parts and had a dealer agreement with one or more of the named plaintiffs.  The plaintiffs are claiming antitrust violations arising out of the termination or non-renewal of their dealer agreements.  The plaintiffs have also alleged price fixing and group boycott in violation of Section 1 of the Sherman Act.  The plaintiffs have made claims for treble damages and injunctive and other relief.  In the DIT Litigation, plaintiffs are dealers of Detroit Diesel parts whose dealership classification was changed on or after February 9, 2001.  The Company also had a dealer agreement with one or more of these plaintiffs.  The plaintiffs are claiming antitrust violations arising out of changes to the classification of their dealerships.  The plaintiffs have alleged price fixing and group boycott in violation of Section 1 of the Sherman Act.  The plaintiffs have made claims for treble damages and injunctive and other relief.  The Company intends to vigorously defend both suits.  It is presently impossible for the Company to determine the ultimate outcome of either suit or whether their resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it currently believes are adequate for estimated legal fees that it expects to incur associated with these matters.

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

Note 7 – Inventories

Summarized below are the components of inventories related to continuing operations, net of customer deposits (in thousands):

	April 30, 2005	January 31, 2005

Inventory purchased under distributor agreements	$69,491	$71,583
Raw materials and spare parts	32,092	22,811
Work in process	24,742	16,228
Finished goods	2,484	2,267
	128,809	112,889
Excess of current cost over LIFO values	(35,667)	(35,168)
Total Inventories	$93,142	$77,721

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

Note 8 – Earnings (Loss) Per Share

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share as presented on the consolidated condensed statements of operations (in thousands, except per share data):

	Three Months Ended
	April 30, 2005	May 1, 2004
Numerator:
Earnings (loss) available to common shareholders
From continuing operations	$9,333	$8,807
From discontinued operations	(1,641)	(3,365)
Net earnings	$7,692	$5,442

Denominator:
Denominator for basic earnings per share Weighted average shares outstanding	28,927	28,671
Effect of dilutive securities:
Employee and director stock options	506	263
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	29,433	28,934

Basic earnings per share:
From continuing operations	$0.32	$0.31
From discontinued operations	(0.05)	(0.12)
Net earnings per share	$0.27	$0.19

Diluted earnings per share:
From continuing operations	$0.32	$0.30
From discontinued operations	(0.06)	(0.11)
Net earnings per share	$0.26	$0.19

Number of shares under anti-dilutive stock options outstanding	429	2,031

Note 9 - Employee Pension and Other Benefit Plans

Effective July 1, 2003, the Company froze the benefits earned under its defined benefit pension plans and its defined benefit postretirement medical plan, with the exception of a small transition group.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  FASB Staff Position 106-2, issued in May 2004, provides guidance on the accounting for the effects of the Act, and was adopted by the Company in the third quarter of Fiscal 2004.  Prior to the end of Fiscal 2004, the Company announced that the defined benefit postretirement medical plan is being amended effective January 1, 2006, to discontinue prescription medication coverage for all participants who are both eligible for prescription drug benefits under Medicare and for whom Medicare is the primary payor.  This plan change has reduced the plan’s net periodic benefit cost beginning in the first quarter of Fiscal 2005.

The net periodic benefit cost associated with the Company’s defined benefit pension plans and defined benefit postretirement medical plan consisted of the following components for the three months ended (in thousands):

	Pension Benefits		Other Postretirement Benefits
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Service cost	$154	$133	$—	$—
Interest cost	1,988	1,939	40	158
Expected return on plan assets	(2,241)	(2,113)	—	—
Amortization of prior service cost	—	—	(363)	(207)
Recognized actuarial loss	728	430	125	112
Net periodic benefit cost (income)	$629	$389	$(198)	$63

As previously disclosed in the Company’s consolidated financial statements for the year ended January 31, 2005, the Company expects to contribute approximately $1.0 million to its defined benefit pension plans during Fiscal 2005.  During the three months ended April 30, 2005, no contributions were made.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the attached consolidated condensed financial statements and notes thereto, and with our Annual Report on Form 10-K and notes thereto for the fiscal year ended January 31, 2005.  The following discussion contains forward-looking statements.  In connection therewith, please see “Factors That May Affect Future Results” below, which identifies important factors that could cause actual results to differ materially from those predicted or implied in the forward-looking statements.

Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2005” commenced on February 1, 2005 and ends on January 31, 2006.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.  The first quarter of Fiscal 2005 commenced on February 1, 2005 and ended on April 30, 2005, and the first quarter of Fiscal 2004 commenced on February 1, 2004 and ended on May 1, 2004.

RESULTS OF OPERATIONS

Strategic Overview

During Fiscal 2004, we took numerous actions aimed at generating acceptable returns in all of our core businesses.  This process began during the second half of Fiscal 2003, when we refocused our primary operating metrics and management incentive measurements to emphasize the need for each of our businesses to achieve acceptable returns on shareholder invested capital.  During Fiscal 2005, we are continuing to take actions to exit non-core and under-performing businesses and invest in our core operating segments in order to improve our returns on shareholder invested capital.   The significant highlights of our progress during the first quarter of Fiscal 2005 are described below.

Tactical Vehicle Systems – In April 2005, we acquired all outstanding shares of Automotive Technik (Holdings) Limited (“ATHL”), the manufacturer of the Pinzgauer light tactical vehicle headquartered in the United Kingdom, for a total purchase price of approximately $47.7 million.  The acquisition of ATHL broadens our product offerings in our Tactical Vehicle Segment and provides additional marketing opportunities worldwide.  ATHL is currently under contract to produce vehicles for the United Kingdom Ministry of Defence and the New Zealand Ministry of Defence, in addition to other programs worldwide.

Power Products – During the first quarter of Fiscal 2005, we decided to pursue the sale of substantially all of the assets, distribution rights, and operations of four Power Products segment distribution locations in California, which is expected to reduce working capital requirements of this segment by approximately $20 million.  We are currently in negotiations with a potential buyer and the sale of this business is expected to close during the second quarter of Fiscal 2005, subject to the execution of a definitive agreement, other customary documentation and other third party consents.  This sale is another in a series of actions taken to exit non-strategic product lines and locations and re-focus our efforts in the Power Products segment to improve our return on invested capital to acceptable levels.  Additionally, we have placed a renewed focus on sales efforts in this segment and have implemented intense sales training throughout the organization.

Fiscal 2005 vs. Fiscal 2004

Sales from continuing operations for the first quarter of Fiscal 2005 were $311.6 million, a $49.2 million (19%) increase over the $262.4 million recorded in the first quarter of Fiscal 2004.  This increase in sales is attributable to higher sales volume in all operating segments.  The Tactical Vehicle Systems segment accounted for the largest sales increase, contributing $26.7 million of additional sales, while the Power Products and Engineered Products segments recorded sales increases of $10.7 million and $11.8 million, respectively, over the first quarter of Fiscal 2004.  The changes within each segment are explained in greater detail in the Segment Data section below.

Gross profit increased slightly to $36.7 million in the first quarter of Fiscal 2005 from $36.6 million in the first quarter of Fiscal 2004, reflecting a decline in gross profit margin from 13.9% to 11.8%.  The decrease in gross profit is primarily attributable to the transition to the current multi-year FMTV production contract in the fourth quarter of Fiscal 2004.  This change is explained in greater detail in the Segment Data section below.

Selling and administrative expenses decreased to $23.1 million (7.4% of sales) in the first quarter of Fiscal 2005 from $23.2 million (8.9% of sales) in the first quarter of Fiscal 2004.  Fiscal 2004 included costs of $0.6 million associated with implementing the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  While these costs did not recur in Fiscal 2005, they were largely replaced by selling and administrative expenses incurred in the newly-acquired ATHL business within the Tactical Vehicle Systems segment.  Selling and administrative expenses in the other operating segments were relatively flat compared to the first quarter of Fiscal 2004, despite increased sales volumes.

Other income, net was $0.7 million in the first quarter of Fiscal 2005, a $0.1 million increase from the first quarter of Fiscal 2004 and consists primarily of compensation earned from supply partners in our Power Products segment.

Net interest income improved to $0.2 million in the first quarter of Fiscal 2005 from a net expense of $0.3 million in the first quarter of Fiscal 2004.  This improvement is primarily the result of higher interest income due to higher invested cash balances and higher interest rates.

The effective tax rate was 35.9% in the first quarter of Fiscal 2005 compared to 35.6% for the first quarter of Fiscal 2004.

Discontinued operations generated an after-tax loss of $1.6 million in the first quarter of Fiscal 2005, compared to a $3.4 million after-tax loss in the first quarter of Fiscal 2004. Discontinued operations include the results of our exited Distributed Energy Solutions and Airline Products segments,  as well as certain Power Products distribution locations in California which are currently held for sale and costs associated with retained obligations associated with our discontinued blowout preventer and controls, valve and drilling riser business, which was sold during Fiscal 2002.  The decreased losses in Fiscal 2005 are primarily attributable to the continued wind down of engineering, procurement, and construction activities within the Distributed Energy Solutions business, partially offset by increased losses in the Airline Products business resulting from residual costs associated with this exited business.

Segment Data

Our operating segments are organized based on the products and services offered and are aligned with the internal management structure.  Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) before interest and income taxes from continuing operations, net of certain corporate allocations.

The following table represents sales and operating profit (loss) by business segment in continuing operations (in thousands, except percentages):

	Three Months Ended
	April 30, 2005	May 1, 2004
Sales
Tactical Vehicle Systems	$165,518	$138,783
Power Products	117,011	106,299
Engineered Products	29,033	17,268
Total Sales	$311,562	$262,350

Operating profit (loss)
Tactical Vehicle Systems	$13,175	$19,441
Power Products	2,377	(229)
Engineered Products	1,274	(1,809)
Corporate	(2,504)	(3,467)
Total operating profit	14,322	13,936

Interest expense	525	517
Interest income	(760)	(254)
Earnings from continuing operations before income taxes	$14,557	$13,673

Operating profit (loss) percentage
Tactical Vehicle Systems	8.0%	14.0%
Power Products	2.0	(0.2)
Engineered Products	4.4	(10.5)
Consolidated	4.6%	5.3%

Tactical Vehicle Systems

The Tactical Vehicle Systems segment manufactures the Family of Medium Tactical Vehicles (“FMTV”) and related armoring under contracts with the U.S. Army and provides sustaining design engineering, service and support.  With the ATHL acquisition described above, this segment also manufactures Pinzgauer light tactical vehicles for the United Kingdom Ministry of Defence, the

New Zealand Ministry of Defence and other customers.  Other contracts within and outside of the U.S. are also being pursued in the segment.  During the first quarter of Fiscal 2005, this segment recorded $165.5 million of sales, a $26.7 million (19%) increase from the $138.8 million of sales recorded in the first quarter of Fiscal 2004.  The sales increase is primarily attributable to increased production volume of Low Signature Armored Cabs (“LSAC”).  A breakdown of unit deliveries from this segment is as follows:

	Three Months Ended
	April 30, 2005	May 1, 2004
Trucks	627	743
Trailers	291	204
Low Signature Armored Cabs	621	—

This segment recorded $52.8 million of sales in the first quarter of Fiscal 2005 associated with the LSAC production and $3.5 million of sales attributable to Pinzgauer truck sales in our newly-acquired U.K. manufacturing operation.  These sales increases were partially offset by a $36.5 million decline in sales attributable to the U.S. Army production contracts.  The decline in U.S. Army equipment sales is due to lower truck volumes as well as lower pricing under the current production contract.   Parts and service sales increased by $6.9 million from the first quarter of Fiscal 2004, as the first quarter of Fiscal 2005 included $7.7 million of sales related to vehicle reset programs awarded during Fiscal 2004.

Operating profit for the first quarter of Fiscal 2005 decreased to $13.2 million (8.0% operating margin) from $19.4 million (14.0% operating margin) in the first quarter of Fiscal 2004.  Lower margins on the new FMTV production contract were partially offset by higher operating profit generated from the LSAC production.  In addition, operating margins on parts and service sales declined as margins on the vehicle reset programs and sustaining engineering services provided under the current FMTV contract are lower than historical margin rates.

During the first quarter of Fiscal 2005, the third program year of the current FMTV contract valued at $316 million was funded, extending production through September 2006.  Consequently, backlog in this segment at April 30, 2005 was $910 million, including $54 million attributable to ATHL.  While a supplemental spending bill was signed by President Bush in May 2005, it is not currently possible to estimate the impact that this bill may have on our operations or future results.

Scheduled deliveries for the remainder of Fiscal 2005 currently include 2,358 trucks, 1,413 trailers and 1,145 LSAC units.  The current delivery schedule is subject to change at the request of the customer.  Expected operating margins on the components of this segment’s backlog vary considerably among the numerous contracts and variants provided.  This variability is attributable to a number of factors including recent volatility in prices for steel and other commodities, base versus option production, the material content within each variant and other factors, many of which are not within our control.  Consequently, depending on the mix of vehicles, LSACs, parts and services delivered in each quarter, the segment operating margin could vary significantly from one fiscal quarter to the next.  The operating margin that this segment will achieve in total may also be impacted by proposal activities, additional contract awards and modifications and the level of engineering service and spare parts provided.

Power Products

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded sales of $117.0 million in the first quarter of Fiscal 2005, a $10.7 million (10%) increase from $106.3 million in the first quarter of Fiscal 2004. A breakdown of Power Products segment sales follows (in thousands):

	Three Months Ended
	April 30, 2005	May 1, 2004

Equipment sales	$42,875	$34,427
Parts sales	50,290	48,192
Service and rental sales	23,846	23,680
	$117,011	$106,299

The improved sales volume in the first quarter of Fiscal 2005 compared to the first quarter of Fiscal 2004 is primarily attributable to improved sales execution along with general improvements in the heavy equipment markets we serve.

This segment recorded an operating profit of $2.4 million in the first quarter of Fiscal 2005 compared to a $0.2 million operating loss in the first quarter of Fiscal 2004.  The $2.6 million improvement in operating profit is primarily attributable to the additional gross profit generated by the higher sales volume while selling and administrative expenses have remained relatively flat compared to the first quarter of Fiscal 2004.

Our order backlog in this segment has increased to $52.6 million at April 30, 2005, compared to $39.3 million at January 31, 2005.  Due to the increasing order backlog combined with the anticipated results of the many actions taken in the Power Products segment, we anticipate that this segment will continue to generate positive operating profit and cash flow and improved returns in the near-term.  However, due to the many uncertainties involved with this business, including the general economic conditions in the markets we serve, we cannot predict with certainty when this segment will consistently achieve our targeted level of financial return.

Engineered Products

The Engineered Products segment consists of two primary product lines, petroleum equipment and utilities equipment.  The petroleum equipment business manufactures equipment primarily for the well stimulation segment of the oil service industry.  The utilities equipment products include mobile railcar movers, snowblowers and off-road seismic vehicles.  Sales in this segment increased to $29.0 million in the first quarter of Fiscal 2005 from $17.3 million in the first quarter of Fiscal 2004, representing a 68% increase.  The sales increase resulted from the execution of several large petroleum equipment orders that were received during Fiscal 2004.

Operating profit for the first quarter of Fiscal 2005 was $1.3 million, a $3.1 million improvement from the $1.8 million operating loss in the first quarter of Fiscal 2004.  The improvement in operating profit includes $0.7 million attributable to the increased sales volume, $2.0 million attributable to margin improvements through pricing and manufacturing and other cost reductions on the Fiscal 2005 equipment projects, and $0.4 million due to an inventory impairment charge in the first quarter of Fiscal 2004 resulting from U.S. trade sanctions against Syria.

Our order backlog in this segment has decreased slightly to $89.5 million at April 30, 2005 from $91.9 million at the end of Fiscal 2004.  As a result of relatively high backlog and favorable economic conditions within the markets that we serve, sales volumes and operating profits are expected to continue to be higher for the remainder of Fiscal 2005 compared to Fiscal 2004.  Beyond Fiscal 2005, however, sales are difficult to predict and typically come in large volume orders and require long lead times to complete.  The sales derived from customers in the United States are primarily driven by the capital spending budgets of the oilfield service companies we serve and, to some extent, the internal capacity of some customers to package their own equipment.

Corporate

Corporate expenses consist of costs incurred by the corporate headquarters group that cannot be directly attributed to the activities of the business segments.  Corporate expenses incurred in the first quarter of Fiscal 2005 were $2.5 million, down $1.0 million from the $3.5 million incurred in the first quarter of Fiscal 2004.  The decrease in corporate expenses is primarily attributable to costs incurred of $0.6 million in the first quarter of Fiscal 2004 associated with the implementation of the internal control reporting requirements of the Sarbanes-Oxley Act of 2002 which did not recur in Fiscal 2005.

In the remainder of Fiscal 2005, we anticipate that corporate expenses will continue to be lower than Fiscal 2004 levels, partially due to anticipated reductions in costs associated with the requirements of Sarbanes-Oxley Act, as well as the benefits of continued cost reduction programs.

UNFILLED ORDERS

The Company’s unfilled orders consist of written purchase orders and signed contracts.  Historically, cancellations are rare; however, these unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions.  Purchase options are not included in unfilled orders until exercised.  Due to the inherent uncertainties of the Congressional appropriations process, the Company includes only the funded portions of awarded U.S. government contracts in the table below.  Unfilled orders relating to continuing operations were as follows (in millions):

	April 30, 2005	January 31, 2005

Tactical Vehicle Systems	$909.9	$456.6
Power Products	52.6	39.3
Engineered Products	89.5	91.9
	$1,052.0	$587.8

Unfilled orders of the Tactical Vehicle Systems segment at January 31, 2005 consisted primarily of vehicle production funded under the FMTV contract, production of LSAC units to be delivered in Fiscal 2005, production of Pinzgauer trucks in the newly-acquired U.K. operation and uncompleted reset contracts for vehicles ongoing in Sealy and Ft. Hood, Texas.  During the first quarter of Fiscal 2005, the third program year of the FMTV contract was funded, extending production through September 2006 and increasing backlog by $316 million.

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

In January 2005, we entered into a $100 million unsecured revolving credit facility which expires in January 2009.  No borrowings have been made under this facility, which in effect replaced a $150 million revolving credit facility that expired in January 2004.  The revolving credit facility has a $25 million sub-facility which may be used for letters of credit.  Approximately $8.0 million in letters of credit under the revolving credit facility were outstanding at April 30, 2005 and $92.0 million was available for borrowing.

This revolving credit facility was issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, sales of assets and other items, and require us to maintain a minimum fixed charge coverage ratio and maximum leverage ratio.  Based on our financial condition as of April 30, 2005, the restrictions imposed by the Company’s revolving credit facility do not currently restrict our ability to meet our obligations or to declare and pay dividends at historical levels.

We have $25.0 million in unsecured senior notes outstanding, which bear interest at a rate of 7.38% and are due and payable in May 2006.  The senior notes agreement limits sales of assets and other items and contains a maximum debt-to-total capitalization covenant.  Based on our financial condition as of April 30, 2005, the restrictions imposed by our senior notes do not currently restrict our ability to meet our obligations or to declare and pay dividends at historical levels.

To facilitate the purchase of new and used inventory for our Freightliner truck dealership in the Power Products segment, we entered into a floor plan financing agreement with a commercial bank during Fiscal 2004.  The secured facility, which matures in December 2005, allows for short-term borrowings up to $3.0 million, of which $1.0 million and $0.5 million were outstanding at April 30, 2005 and January 31, 2005, respectively.  Advances under this facility bear interest at the prime rate.

In addition, our South American subsidiaries had foreign currency bank notes payable totaling $0.8 million and $1.1 million at April 30, 2005 and January 31, 2005, respectively.  Such notes payable consist of renewable, secured loans for the purpose of financing our South American operations.  These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by letters of credit issued by us and principally bear market-based variable rates of interest.  We use foreign denominated debt to limit our exposure to foreign currency exchange rate fluctuations on our South America operations.

As a result of the ATHL acquisition in the first quarter of Fiscal 2005, our U.K. subsidiaries have $2.1 million of notes payable at April 30, 2005, which are denominated in British pounds.  These notes include $1.9 million of deferred consideration payable to ATHL’s former shareholders, bearing interest at 2% per annum, and $0.2 million of assumed capital lease obligations.

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

Statements of Cash Flows Data

	Three Months Ended
(In thousands)	April 30, 2005	May 1, 2004
Net cash provided by (used in):
Operating activities	$9,910	$43,617
Investing activities	(37,252)	(790)
Financing activities	(396)	(1,718)
Effect of exchange rate changes on cash	52	—
Increase (decrease) in cash and cash equivalents	$(27,686)	$41,109

Selected Balance Sheet Data

(In thousands)	April 30, 2005	January 31, 2005
Cash, cash equivalents, and short-term investments	$113,536	$132,927
Working capital	194,198	225,152
Total debt	28,852	26,671

Cash and cash equivalents decreased $27.7 million during the first quarter of Fiscal 2005 and increased $41.1 million during the comparable period of Fiscal 2004.  Before changes in operating accounts, net operating cash flow was $17.9 million in the first quarter of Fiscal 2005 compared to $15.5 million in the first quarter of Fiscal 2004.  Changes in operating account balances provided cash of $28.1 million in Fiscal 2004 primarily resulting from customer receipts related to large equipment orders completed in late Fiscal 2003.  Conversely, changes in operating accounts in the first quarter of Fiscal 2005 used cash of $8.0 million, primarily as a result of increased inventory and costs incurred on long-term contracts.

Investing activities contributed $36.5 million to the decline in cash flows, primarily as a result of the ATHL acquisition, which used $42.3 million in the first quarter of Fiscal 2005, as well as a $4.8 million increase in cash invested in short-term investments.  This cash usage was partially offset by a $12.0 million increase in cash proceeds from the sale of businesses, which included a $15.0 million receipt in the first quarter of Fiscal 2005 of a short-term note associated with sale of the Airline Products business in the fourth quarter of Fiscal 2004.

Financing activities generated a $1.3 million decline in cash used, primarily as a result of increased proceeds from the exercise of stock options.

Total cash and short-term investments declined to $113.5 million at April 30, 2005 from $132.9 million at January 31, 2005.  The decline in cash is primarily attributable to the investing activities described above, partially offset by the $9.9 million net cash provided by operating activities in the first quarter of Fiscal 2005.  Additionally, the ATHL acquisition described above is primarily responsible for the $31.0 million decline in working capital and the $2.2 million increase in total debt.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Statements

This filing contains forward-looking statements that are based on management’s current expectations, estimates, and projections. These statements are not guarantees of future performance and involve a number of risks, uncertainties, and assumptions and are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Many factors, including those discussed more fully elsewhere herein, in the Company’s latest annual report on Form 10-K, and in the Company’s quarterly reports on Form 10-Q, as well as others, could cause results to differ materially from those stated.  Specific important factors that could cause actual results, performance, or achievements to differ materially from such forward-looking statements include risks of dependence on government and failure to obtain new government contracts, inherent risks of government contracts, risks of supply interruptions to Tactical Vehicle Systems segment, risks associated with Distributed Energy Solutions segment, risks of fixed-price contracts, risks as to rising steel prices, risks as to cost controls, risks of general economic conditions, risks of oil and gas industry economic conditions, risks as to distributorships, risks as to licenses, risk of competition, risks relating to technology, risks as to terrorist attacks on the U.S. and their impact on the U.S. economy, risks relating to personnel, risks of claims and litigation, risks of product defects, risks as to foreign sales and global trade matters, risks as to acquisitions and restructuring activities, risks as to currency fluctuations, risks as to environmental and safety matters, and credit risks, all as more specifically outlined in the Company’s latest annual report on Form 10-K.  In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international conditions including interest rates, inflation and currency exchange rates and other future factors.  Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2005.  Our market risks have not materially changed since that report was filed, except as noted below.  The following changes in market risk have occurred during Fiscal 2005, primarily resulting from the acquisition of ATHL.

Foreign Currency Risk

During the first quarter of Fiscal 2005, the Company acquired all outstanding shares of ATHL, a light tactical vehicle manufacturer headquartered in the United Kingdom, for a total purchase price, denominated in British pounds, of approximately $47.7 million.   The functional currency for ATHL is the British pound.  To partially hedge its investment, the Company established a British pound denominated inter-company note in the amount of £12.5 million, which is to be repaid in annual installments through December 2009, and entered into a series of forward foreign exchange contracts in order to mitigate the exposure related to the inter-company notes receivable denominated in British pounds.

Substantially all of the sales of ATHL are denominated in British pounds.  Purchases of materials and component parts are also substantially denominated in British pounds; however, some component purchases are denominated in Euros and other foreign currencies.  As a result, the earnings from ATHL will be affected by fluctuation in the value of the British pound against the Euro, the U.S. dollar and other currencies.

Fluctuations in currency exchange rates may also impact the Company’s shareholders’ equity.  Amounts invested in the Company’s non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of the reporting period.  The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments.  With regard to the ATHL acquisition, the hedging program described above mitigates the exposure related to £12.5 million, or $23.5 million of the total investment.  The remaining portion of the initial investment will be impacted by fluctuations in the U.S. dollar equivalent to British pound.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company and required to be included in the Company’s periodic filings under the Exchange Act.

Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the first quarter of Fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company is a defendant in a suit filed in 1996 under the qui tam provision of the False Claims Act, United States of America, ex rel. Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for medium tactical vehicles delivered to the U.S. Army before 1998, and that the vehicles were substandard because of corrosion problems.  Following an investigation by the Justice Department, the United States declined to intervene in the suit.  In February 2004, the District Court found in favor of the Company and dismissed all of the plaintiff’s claims by summary judgment without proceeding to trial.  The plaintiffs filed a notice of appeal in March 2004 in the United States Court of Appeals for the Fifth Circuit, No. 04-20209.  Oral argument was conducted in April 2005.  The Company expects a decision from the Fifth Circuit near the end of 2005 or early 2006.  The Company believes the Court of Appeals will uphold the District Courts’ opinion, which dismissed all of the plaintiff’s claims as being without merit.  While the Company does not believe that an adverse outcome is likely, an unfavorable opinion from the Fifth Circuit could have a material adverse impact on the Company’s consolidated results of operations, financial position and liquidity.  The Company is presently unable to determine whether any liability has been incurred in this matter, other than legal fees and expenses.  Additionally, the Company cannot reasonably estimate the amount or range of any loss that may result from this matter, and thus no accruals have been recorded in this matter other than estimated legal fees and expenses relating to the appeal.

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

NEO Dispute:  On November 3, 2004, the Company was served with a demand for arbitration by NEO California Power, LLC and NEO Corporation (collectively, “NEO”) with respect to two contracts (entered into in December 2000 and March 2001) between a subsidiary of the Company in the Distributed Energy Solutions business and NEO, for the engineering and construction of two natural gas fueled electricity generating facilities in California, and with respect to a related “Payment Agreement” entered into in October 2001.  The demand included the initiation of arbitration proceedings in Minneapolis, Minnesota, under the auspices of the American Arbitration Association.  The factual basis alleged to underlie the arbitration demand appears to be NEO’s position that, although the power projects began operations during 2001, the plants have had operational problems, including failure to meet performance standards for heat rate, net electrical output and, particularly, emissions.  NEO alleges claims in excess of $65 million, based on legal theories of recovery under Minnesota and California law that include intentional misrepresentation, negligent misrepresentation, concealment, violation of contractor license requirements, unfair competition, negligence and breach of contract as well as claims on $4.7 million of surety bonds as to the contract.  Notwithstanding the facts that the contracts between the Company subsidiary and NEO provided for an exclusive method of dispute resolution which, under the contracts, (i) necessitated appropriate notice and a period of mutual efforts to resolve a dispute, which efforts (if unsuccessful) were to be followed by a mandatory non-binding mediation, and (ii) (should such mediation fail) resolution by binding arbitration, on November 2, 2004, NEO filed a lawsuit against the Company and the surety bond company in the Superior Court of California for the County of Madera, alleging essentially the same claims that it makes in the arbitration demand.  During a hearing on March 2, 2005, the Superior Court granted the Company’s Motion to Stay Litigation and the matter should therefore proceed in arbitration in Minnesota.  The Company believes NEO’s claims are without merit and is defending them vigorously.  The Company further believes, in addition to its basic view that the generating facilities are operating satisfactorily, that NEO is incorrect in various factual allegations, and that the Company has meritorious legal defenses to the claims.  It is not, however, possible at present for the Company to determine the ultimate outcome of these claims or whether their resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of these claims.  The Company has, however, recorded accruals that it believes are adequate for certain estimated legal fees it expects to incur associated with these claims.

Antitrust Litigation:  The Company is a co-defendant with Detroit Diesel Corporation and other Detroit Diesel distributors in two putative class action suits filed on February 9, 2005, Civil Action No. 05-616; Cumberland Truck Equipment Co. et al. v. Detroit Diesel Corp., et al. (the “Cumberland Litigation”), and Civil Action No. 05-625; Diamond International Trucks, Inc. et al. v. Detroit Diesel Corp., et al. (the “DIT Litigation”).  Each suit relates to the Power Products segment and has been filed in the United States District Court for the Eastern District of Pennsylvania.  In the Cumberland Litigation, plaintiffs were dealers of Detroit Diesel parts whose agreements were terminated or not renewed on or after February 9, 2001.  The Company is a distributor of Detroit Diesel parts and had a dealer agreement with one or more of the named plaintiffs.  The plaintiffs are claiming antitrust violations arising out of the termination or non-renewal of their dealer agreements.  The plaintiffs have also alleged price fixing and group boycott in violation of Section 1 of the Sherman Act.  The plaintiffs have made claims for treble damages and injunctive and other relief.  In the DIT Litigation, plaintiffs are dealers of Detroit Diesel parts whose dealership classification was changed on or after February 9, 2001.  The Company also had a dealer agreement with one or more of these plaintiffs.  The plaintiffs are claiming antitrust violations arising out of changes to the classification of their dealerships.  The plaintiffs have alleged price fixing and group boycott in violation of Section 1 of the Sherman Act.  The plaintiffs have made claims for treble damages and injunctive and other relief.  The Company intends to vigorously defend both suits.  It is presently impossible for the Company to determine the ultimate outcome of either suit or whether their resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it currently believes are adequate for estimated legal fees that it expects to incur associated with these matters.

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

*2.1

Agreement Relating to the Sale and Purchase of the Whole of the Issued Share Capital of Automotive Technik (Holdings) Limited dated April 8, 2005 between Stewart & Stevenson TVS UK Limited, a subsidiary of the Company, and the shareholders of ATHL (filed April 14, 2005 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference). Certain portions of the Agreement have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

*3.1

Seventh Restated Bylaws of Stewart & Stevenson Services, Inc., effective July 9, 2004 (filed April 6, 2005 as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

*10.1	Summary Description of 2004 Management Incentive Compensation Plan (filed April 6, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

*10.2	Summary Description of 2005 Management Incentive Compensation Plan (filed April 6, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

*10.3	Summary Description of Director Compensation (filed April 6, 2005 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

*10.4	Stewart & Stevenson Supplemental Retirement Plan (filed April 6, 2005 as Exhibit 10.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.5	Description of January 2005 Option Agreement with Max L. Lukens.

10.6

Contract modification number P00048 dated March 23, 2005 to contract number DAAE07-03C-S023 between Stewart & Stevenson Tactical Vehicle Systems LP and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command. Certain portions of this agreement have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

10.7

Contract modification number P00057 dated March 29, 2005 to contract number DAAE07-03C-S023 between Stewart & Stevenson Tactical Vehicle Systems LP and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command. Certain portions of this agreement have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

31.1	Chief Executive Officer Certification.

31.2	Chief Financial Officer Certification.

32.1	Statement of Max L. Lukens, Chief Executive Officer, and John B. Simmons, Chief Financial Officer, furnished pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended.

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of May 2005.

STEWART & STEVENSON SERVICES, INC.

By:	/s/ Max L. Lukens
Max L. Lukens
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John B. Simmons
John B. Simmons
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ L. Scott Biar
L. Scott Biar
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number and Description

*2.1

Agreement Relating to the Sale and Purchase of the Whole of the Issued Share Capital of Automotive Technik (Holdings) Limited dated April 8, 2005 between Stewart & Stevenson TVS UK Limited, a subsidiary of the Company, and the shareholders of ATHL (filed April 14, 2005 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference). Certain portions of the Agreement have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

*3.1

Seventh Restated Bylaws of Stewart & Stevenson Services, Inc., effective July 9, 2004 (filed April 6, 2005 as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

*10.1	Summary Description of 2004 Management Incentive Compensation Plan (filed April 6, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

*10.2	Summary Description of 2005 Management Incentive Compensation Plan (filed April 6, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

*10.3	Summary Description of Director Compensation (filed April 6, 2005 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

*10.4	Stewart & Stevenson Supplemental Retirement Plan (filed April 6, 2005 as Exhibit 10.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

10.5	Description of January 2005 Option Agreement with Max L. Lukens.

10.6

Contract modification number P00048 dated March 23, 2005 to contract number DAAE07-03C-S023 between Stewart & Stevenson Tactical Vehicle Systems LP and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command. Certain portions of this agreement have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

10.7

Contract modification number P00057 dated March 29, 2005 to contract number DAAE07-03C-S023 between Stewart & Stevenson Tactical Vehicle Systems LP and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command. Certain portions of this agreement have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

31.1	Chief Executive Officer Certification.

31.2	Chief Financial Officer Certification.

32.1	Statement of Max L. Lukens, Chief Executive Officer, and John B. Simmons, Chief Financial Officer, furnished pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended.

*Incorporated by reference