Form 10-Q
period 2005-07-30
STEWART & STEVENSON SERVICES INC
filed 2005-08-25
CIK 94328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

Number of shares outstanding of each of the registrant’s classes of common stock, as of August 16, 2005:

Common Stock, without Par Value:  29,107,553 Shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

The following information required by Rule 10-01 of Regulation S-X is provided herein for Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”):

Consolidated Condensed Balance Sheets – July 30, 2005 and January 31, 2005

Consolidated Condensed Statements of Operations – Three and Six Months Ended July 30, 2005 and July 31, 2004

Consolidated Condensed Statements of Cash Flows – Three and Six Months Ended July 30, 2005 and July 31, 2004

Notes to Consolidated Condensed Financial Statements

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	July 30, 2005	January 31, 2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$62,053	$130,447
Short-term investments	11,040	2,480
Accounts receivable, net	126,777	143,600
Recoverable costs and accrued profits not yet billed	37,834	26,544
Inventories	138,424	112,889
Excess of current cost over LIFO values	(36,021)	(35,168)
Deferred income tax asset	4,646	5,647
Income tax receivable	6,205	7,223
Other current assets	8,350	4,987
Total assets of discontinued operations	44,351	68,186
Total Current Assets	403,659	466,835

Property, Plant and Equipment, net	111,364	115,568
Deferred Income Tax Asset	16,108	20,874
Intangibles and Other Assets, net	53,383	10,065
Total Assets	$584,514	$613,342

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$4,196	$1,671
Current portion of long-term debt	25,000	—
Accounts payable	99,397	81,716
Accrued payrolls and incentives	16,735	22,941
Billings in excess of incurred costs	—	59,894
Other current liabilities	42,499	36,691
Total liabilities of discontinued operations	32,661	38,770
Total Current Liabilities	220,488	241,683

Long-Term Debt, net of current portion	75	25,000
Accrued Postretirement Benefits and Pension	58,336	57,621
Other Long-Term Liabilities	3,899	4,318
Total Liabilities	282,798	328,622
Shareholders’ Equity:
Common stock, without par value, 100,000,000 shares authorized; 29,104,803 and 28,865,070 shares issued, respectively	63,937	59,616
Accumulated other comprehensive loss	(35,434)	(36,048)
Retained earnings	273,213	261,152
Total Shareholders’ Equity	301,716	284,720
Total Liabilities and Shareholders’ Equity	$584,514	$613,342

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(Unaudited)		(Unaudited)

Sales	$368,976	$272,394	$680,538	$534,744
Cost of sales	322,497	232,128	597,406	457,888

Gross profit	46,479	40,266	83,132	76,856

Selling and administrative expenses	23,038	23,379	46,108	46,620
Other income, net	(1,427)	(1,323)	(2,166)	(1,910)

Operating profit	24,868	18,210	39,190	32,146

Interest expense	548	436	1,073	953
Interest income	(797)	(332)	(1,557)	(586)

Earnings from continuing operations before income taxes	25,117	18,106	39,674	31,779
Income tax expense	8,645	6,515	13,869	11,381
Net earnings from continuing operations	16,472	11,591	25,805	20,398
Loss from discontinued operations, net of tax of ($4,070), ($3,086), ($4,487) and ($4,870)	(7,170)	(5,714)	(8,811)	(9,079)
Net earnings	$9,302	$5,877	$16,994	$11,319

Weighted average shares outstanding:
Basic	29,058	28,749	28,993	28,709
Diluted	29,560	29,182	29,513	29,058

Earnings (loss) per share:
Basic:
Continuing operations	$0.57	$0.40	$0.89	$0.71
Discontinued operations	(0.25)	(0.20)	(0.30)	(0.32)
Net earnings per share	$0.32	$0.20	$0.59	$0.39

Diluted:
Continuing operations	$0.56	$0.40	$0.87	$0.70
Discontinued operations	(0.25)	(0.20)	(0.30)	(0.31)
Net earnings per share	$0.31	$0.20	$0.57	$0.39

Cash dividends per share	$0.085	$0.085	$0.170	$0.170

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(Unaudited)
Operating Activities
Net earnings	$9,302	$5,877	$16,994	$11,319
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss from discontinued operations	7,170	5,714	8,811	9,079
Deferred tax expense	3,168	2,403	6,275	2,920
Depreciation and amortization	5,833	7,332	11,278	13,856
Unrealized foreign exchange losses	1,414	—	1,414	—
Gain on sale of assets	(792)	(795)	(779)	(1,141)
Change in operating assets and liabilities net of the effect of acquisition, divestiture and discontinued operations:
Accounts receivable, net	2,116	(11,685)	8,946	21,913
Recoverable costs and accrued profits not yet billed	(13,084)	1,588	(11,290)	2,934
Inventories	(9,958)	1,230	(18,103)	4,850
Other current and noncurrent assets	(2,664)	15,473	(434)	21,187
Accounts payable	10,215	5,599	11,180	(2,855)
Accrued payrolls and incentives	(4,055)	(2,190)	(8,257)	(1,851)
Billings in excess of incurred costs	(45,227)	(34,049)	(59,894)	(37,820)
Other current liabilities	(452)	3,272	(2,351)	4,967
Accrued postretirement benefits and pension	331	159	715	714
Other, net	387	93	(372)	(1,577)
Net Cash Provided by (Used in) Continuing Operations	(36,296)	21	(35,867)	48,495
Net Cash Provided by (Used in) Discontinued Operations	(1,230)	(8,362)	8,251	(13,219)
Net Cash Provided by (Used in) Operating Activities	(37,526)	(8,341)	(27,616)	35,276

Investing Activities
Capital expenditures, excluding rental equipment	(1,917)	(3,863)	(3,549)	(5,871)
Additions to rental equipment	(1,871)	(2,204)	(2,641)	(2,967)
Proceeds from sale of businesses	79	464	15,205	3,632
Acquisition of businesses, net of cash acquired	(470)	—	(42,778)	—
Proceeds from disposal of property, plant and equipment	1,885	9,371	2,473	11,637
Short-term investment activity, net	(265)	300	(8,560)	(3,190)
Net investing activities of discontinued operations	27	37	66	74
Net Cash Provided by (Used in) Investing Activities	(2,532)	4,105	(39,784)	3,315

Financing Activities
Loan acquisition costs	—	—	(76)	—
Change in short-term notes payable	543	(85)	612	(109)
Dividends paid	(2,479)	(2,442)	(4,933)	(4,876)
Proceeds from exercise of stock options	1,582	510	3,647	1,250
Net Cash Used in Financing Activities	(354)	(2,017)	(750)	(3,735)

Effect of exchange rate changes on cash	(296)	—	(244)	—

Increase (decrease) in cash and cash equivalents	(40,708)	(6,253)	(68,394)	34,856
Cash and cash equivalents, beginning of period	102,761	95,068	130,447	53,959
Cash and cash equivalents, end of period	$62,053	$88,815	$62,053	$88,815

Cash Paid For:
Interest	$991	$980	$1,035	$1,117
Income taxes (excluding refunds)	90	175	261	310

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three and six months ended July 30, 2005 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2006.

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

As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based compensation programs.  Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of the Company’s common stock on the grant date and all other provisions of the award are fixed.  In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statements of operations based on their fair values.  The Company is currently evaluating the impact of the new standard, which is required to be adopted in the first quarter of Fiscal 2006.

The following pro forma data are calculated as if compensation expense for the Company’s stock option plans was determined based on the fair value at the grant date for awards under these plans, amortized to expense on a pro rata basis over the option vesting period (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net earnings:
As reported	$9,302	$5,877	$16,994	$11,319
Pro forma compensation expense, determined under fair value method, net of tax	(636)	(591)	(1,214)	(1,059)
Pro forma	$8,666	$5,286	$15,780	$10,260

Basic earnings per share:
As reported	$0.32	$0.20	$0.59	$0.39
Pro forma	0.30	0.18	0.54	0.36

Diluted earnings per share:
As reported	$0.31	$0.20	$0.57	$0.39
Pro forma	0.29	0.18	0.53	0.35

For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Note 2 – Comprehensive Income

Total comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Net earnings	$9,302	$5,877	$16,994	$11,319
Unrealized loss on forward contracts, net of tax	(66)	(76)	(66)	(275)
Currency translation gain (loss), net of tax	887	—	680	(450)
Comprehensive income	$10,123	$5,801	$17,608	$10,594

Note 3 – Acquisitions and Divestitures

On April 8, 2005, the Company acquired all outstanding shares of Automotive Technik (Holdings) Limited (“ATHL”), a light tactical vehicle manufacturer headquartered in the United Kingdom.  The aggregate purchase price for the transaction was approximately $48.2 million, including cash of $45.3 million, notes of $1.9 million and transaction costs of approximately $1.0 million.  The acquisition of ATHL broadens the Company’s product offerings and provides additional marketing opportunities for the Tactical Vehicle Systems segment.  ATHL is currently under contract to produce vehicles for the United Kingdom Ministry of Defence and the New Zealand Ministry of Defence, in addition to other programs worldwide.  The results of operations for ATHL are included in the Company’s consolidated condensed financial statements since the date of acquisition.  The ATHL operations contributed sales of $16.6 million and $20.1 million for the three months and six months ended July 30, 2005, respectively, and had no material impact on operating income during either period of Fiscal 2005.  Pro forma information is not presented, as this acquisition is not material to the Company’s consolidated results of operations.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing third-party valuations of certain long-lived and intangible assets; consequently, the allocation of the purchase price is subject to refinement.  The Company believes that a substantial portion of the long-term asset balance will be allocated to goodwill and other identified intangibles.

(In thousands)	April 8, 2005

Cash and cash equivalents	$3,552
Other current assets	16,740
Total Current Assets	20,292

Property, Plant and Equipment	2,553
Other Long-Term Assets	43,477
Total Assets Acquired	66,322

Notes payable	149
Other current liabilities	17,901
Total Current Liabilities	18,050
Long-Term Debt, net of current portion	68
Total Liabilities Assumed	18,118

Purchase Price Allocated	$48,204

During the second quarter of Fiscal 2005, the Company disposed of an idle distribution facility in San Antonio, Texas, which was previously used by the Power Products segment.  The disposal of this facility resulted in net cash proceeds of $1.0 million and a gain of $0.8 million in the second quarter of Fiscal 2005 within the Power Products segment.

During the second quarter of Fiscal 2004, the Company decided to outsource the provision of lease financing associated with certain sales-type equipment leases within the Power Products segment.  In conjunction with this decision, the Company sold assets previously classified as rental equipment within property, plant and equipment for cash proceeds of $7.3 million, with no resulting gain or loss.  Additionally during the second quarter of Fiscal 2004, the Company disposed of an idle manufacturing facility in Commerce City, Colorado for cash proceeds of $1.2 million, resulting in a net gain of $0.3 million.

Also, during the second quarter of Fiscal 2004, the Company disposed of an idle manufacturing facility which was previously used for the production of the Engineered Products segment’s utilities equipment and Distributed Energy Solutions products.  This facility was vacated during Fiscal 2003 following a consolidation of manufacturing operations at another Houston, Texas location.  The disposal of this facility resulted in net cash proceeds of $4.9 million.  As a result of this sale, the Company recognized a gain of $0.6 million in the second quarter of Fiscal 2004 within the Engineered Products segment.

During the first quarter of Fiscal 2004, the Company exited the business activities associated with the distribution of Mercury Marine and MerCruiser products within the Power Products segment.  As a result, the distribution agreement for these products was terminated in March 2004 and the assets of this product line were sold for adjusted cash proceeds of $3.3 million.  Also in the first quarter of Fiscal 2004, the Company sold the net assets and exited the activities associated with the Power Products segment’s wheelchair lift manufacturing operation.  Consideration received for this asset sale included cash of $0.6 million and a receivable of $0.3 million, of which $0.1 was outstanding at July 30, 2005, along with royalty rights based on wheelchair lift sales over the next five years.  No material gain or loss was recognized on these transactions, individually or in the aggregate.

The activities above resulted in the closure of two branch locations which were primarily focused on the sale of Mercury Marine and MerCruiser products in Florida and Virginia.  Additionally during the first quarter of Fiscal 2004, the Company closed an under-performing Power Products branch location in Auburn, Washington.  Exit costs associated with these actions were $0.2 million, which was charged to selling and administrative expenses during the first quarter of Fiscal 2004.  As of July 30, 2005, $0.1 million of these exit costs remained accrued and unpaid.

Note 4 - Discontinued Operations

On August 18, 2005, the Company entered into a definitive agreement to sell substantially all of the inventory, property, plant and equipment, distribution rights, and operations of four Power Products segment distribution locations in California.  The sale is expected to be completed during the third quarter of Fiscal 2005, subject to the customary documentation and other third party consents.  Accordingly, the identified assets and liabilities held for sale and results of operations for this business are reported as discontinued operations for all periods presented.  The Company recorded a $4.0 million pre-tax charge during the second quarter of Fiscal 2005, reflecting the estimated withdrawal liability from a union pension plan and a reduction in the carrying value of the net assets of this business to their fair value less estimated costs to sell.

During the fourth quarter of Fiscal 2004, the Company sold substantially all of the assets and business of its Airline Products segment.  Sale proceeds were $60 million and included $45 million of cash and a $15 million senior secured note paid in April 2005, as well as the assumption of certain specified liabilities.  The total sales proceeds are subject to further adjustment in Fiscal 2005 based on the amount of working capital conveyed at closing.  In May 2005, the Company received the buyer’s calculation of working capital at closing, which proposes that sales proceeds should be adjusted downward by approximately $17.0 million from that reflected in the consolidated financial statements at January 31, 2005, which would result in a loss for the Company.  The Company does not agree with the buyer’s calculation and has objected in accordance with the terms of the sale agreement.  It is presently impossible for the Company to determine the ultimate outcome of this matter.  The Company has, however, recorded accruals that it currently believes to be adequate and within the range of potential outcomes.  Pursuant to the sale agreement, the Company retained certain product liability claims and other obligations of the Airline Products business, for which the Company has recorded accruals it believes to be adequate at this time.

Additionally, the Company’s discontinued operations include the continued wind-down of the turnkey engineering, procurement and construction activities of the Distributed Energy Solutions segment, which the Company decided to exit in Fiscal 2003, and the retained warranty and contract obligations from the Fiscal 2002 sale of the blowout preventer and controls, valve and drilling riser business previously included in the Engineered Products segment.

During the second quarter of Fiscal 2005, the Company recorded a $4.0 million pre-tax charge related to the settlement of customer disputes in the Distributed Energy Solutions business.  See Note 6 for further discussion.

Sales and operating loss in the three and six months ended July 30, 2005 and July 31, 2004 from discontinued operations were as follows (in thousands):

	Three Months Ended July 30, 2005			Six Months Ended July 30, 2005
	Sales	Operating income (loss)	Operating income (loss), net of taxes	Sales	Operating loss	Operating loss, net of taxes

Power Products	$14,540	$(3,637)	$(2,390)	$26,522	$(3,791)	$(2,513)
Airline Products	—	(3,096)	(1,929)	—	(3,997)	(2,648)
Distributed Energy Solutions	2,382	(4,548)	(2,896)	3,860	(5,419)	(3,590)
Engineered Products	189	41	45	254	(91)	(60)
	$17,111	$(11,240)	$(7,170)	$30,636	$(13,298)	$(8,811)

	Three Months Ended July 31, 2004			Six Months Ended July 31, 2004
	Sales	Operating loss	Operating loss, net of taxes	Sales	Operating loss	Operating loss, net of taxes

Power Products	$13,959	$(537)	$(350)	$28,379	$(418)	$(272)
Airline Products	23,734	(379)	(246)	46,809	(481)	(313)
Distributed Energy Solutions	6,234	(5,695)	(3,695)	10,678	(10,763)	(7,007)
Engineered Products	402	(2,189)	(1,423)	987	(2,287)	(1,487)
	$44,329	$(8,800)	$(5,714)	$86,853	$(13,949)	$(9,079)

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

The Company has identified three operating segments.  Sales and operating profit (loss) by operating segment are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Sales
Tactical Vehicle Systems	$204,175	$140,737	$369,693	$279,520
Power Products	125,049	109,721	242,060	216,020
Engineered Products	39,752	21,936	68,785	39,204
Total Sales	$368,976	$272,394	$680,538	$534,744

Operating profit (loss)
Tactical Vehicle Systems	$19,100	$18,711	$32,275	$38,153
Power Products	5,958	2,200	8,335	1,971
Engineered Products	2,693	1,113	3,967	(697)
Corporate	(2,883)	(3,814)	(5,387)	(7,281)
Total operating profit	24,868	18,210	39,190	32,146

Interest expense	548	436	1,073	953
Interest income	(797)	(332)	(1,557)	(586)
Earnings from continuing operations before income taxes	$25,117	$18,106	$39,674	$31,779

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

A summary of warranty activity associated with continuing operations for three and six months ended July 30, 2005 and July 31, 2004 follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Accrued warranty costs at beginning of period	$3,999	$3,221	$3,537	$3,517
Payments for warranty obligations	(513)	(563)	(1,216)	(1,971)
Warranty accrual for current period sales	992	624	2,019	1,688
Changes related to pre-existing warranties and acquisitions	(358)	147	(220)	195
Accrued warranty costs at end of period	$4,120	$3,429	$4,120	$3,429

Guarantees:  The Company is occasionally required to issue performance indemnities or to post letters of credit, generally issued by a bank, to collateralize certain insurance programs, to secure credit facilities or to ensure performance under contracts.  A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit.  If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit.  Generally, a letter of credit is released when the Company has satisfied the obligations that the letter of credit is securing.  As of July 30, 2005 and January 31, 2005, the Company had letters of credit outstanding totaling approximately $14.4 million and $13.2 million, respectively.  In addition, the Company had contingent performance indemnities of approximately $3.2 million and $3.8 million as of July 30, 2005 and January 31, 2005, respectively.

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

The Company is a defendant in a suit filed in 1996 under the qui tam provision of the False Claims Act, United States of America, ex rel. Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for medium tactical vehicles delivered to the U.S. Army before 1998, and that the vehicles were substandard because of corrosion problems.  Following an investigation by the Justice Department, the United States declined to intervene in the suit.  In February 2005, the District Court found in favor of the Company and dismissed all of the plaintiff’s claims by summary judgment without proceeding to trial.  The plaintiff filed a notice of appeal in March 2004 in the United States Court of Appeals for the Fifth Circuit, No. 04-20209.  On August 8, 2005, a panel of the Fifth Circuit issued an opinion affirming the district court’s summary judgment order.  While the plaintiff could ask for rehearing by the panel or by the full Fifth Circuit, or could petition the United States Supreme Court to issue a writ of certiorari authorizing an appeal to the Supreme Court, the Company believes any such action by the plaintiff is unlikely to be successful.  However, until all issues are exhausted, the Company’s consolidated results of operations, financial position and liquidity could still be affected by this suit.

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

NEO Dispute:  On November 3, 2004, the Company was served with a demand for arbitration by NEO California Power, LLC and NEO Corporation (collectively, “NEO”) with respect to two contracts (entered into in December 2000 and March 2001) between a subsidiary of the Company in the Distributed Energy Solutions business and NEO, for the engineering and construction of two natural gas fueled electricity generating facilities in California, and with respect to a related “Payment Agreement” entered into in October 2001.  In July 2005, the Company reached a settlement with NEO, pursuant to which the Company agreed to pay NEO $4.3 million.  The Company recorded the settlement, which was paid in August 2005, to loss from discontinued operations during the second quarter of Fiscal 2005.

Antitrust Litigation:  The Company is a co-defendant with Detroit Diesel Corporation and other Detroit Diesel distributors in two putative class action suits filed on February 9, 2005, Civil Action No. 05-616; Cumberland Truck Equipment Co. et al. v. Detroit Diesel Corp., et al. (the “Cumberland Litigation”), and Civil Action No. 05-625; Diamond International Trucks, Inc. et al. v. Detroit Diesel Corp., et al. (the “DIT Litigation”).  Each suit relates to the Power Products segment and has been filed in the United States District Court for the Eastern District of Pennsylvania.  In the Cumberland Litigation, plaintiffs were dealers of Detroit Diesel parts whose agreements were terminated or not renewed on or after February 9, 2001.  The plaintiffs are claiming antitrust violations arising out of the termination or non-renewal of their dealer agreements.  In the DIT Litigation, plaintiffs are dealers of Detroit Diesel parts whose dealership classification was changed on or after February 9, 2001.  The plaintiffs in the DIT Litigation are claiming antitrust violations arising out of changes to the classification of their dealerships.

The Company is a distributor of Detroit Diesel parts and had a dealer agreement with one or more of the named plaintiffs in each suit.  The plaintiffs in each suit have also alleged price fixing and group boycott in violation of Section 1 of the Sherman Act and have made claims for treble damages and injunctive and other relief.  The Company is vigorously defending both suits.  It is presently impossible for the Company to determine the ultimate outcome of either suit or whether their resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it currently believes are adequate for estimated legal fees that it expects to incur associated with these matters.

Environmental Contingencies:  In 2001, the Company received from the United States Environmental Protection Agency (the “EPA”) a Request for Information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, for information pertaining to the R&H Oil Company Site in San Antonio, Texas (the “Site”).  Information provided to the Company by the EPA indicates that the Company may have sent waste oils to the Site for recycling in the late 1980s, and that such waste oils may potentially account for between one and two percent of the volume of total wastes received by the oil recycler at the Site.  Since the Company expects to receive a claim for cleanup and other costs related to this site, it has recorded accruals which it believes to be adequate at this time.  As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, changes in these and other factors may result in actual costs exceeding the amounts accrued.  While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity. The Company believes that the most likely outcome in this environmental matter is the expenditure of an immaterial amount of consideration as a contribution to the remediation effort.

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

Note 7 – Inventories

Summarized below are the components of inventories related to continuing operations, net of customer deposits (in thousands):

	July 30, 2005	January 31, 2005

Inventory purchased under distributor agreements	$71,038	$71,583
Raw materials and spare parts	35,559	22,811
Work in process	29,359	16,228
Finished goods	2,468	2,267
	138,424	112,889
Excess of current cost over LIFO values	(36,021)	(35,168)
Total Inventories	$102,403	$77,721

Raw materials and spare parts include OEM equipment and components used in the manufacturing segments.  Inventory balances have increased since January 31, 2005 primarily to support increased order and production activity in all of our operating segments.  The Company uses the last-in, first-out (“LIFO”) method of valuing the majority of its inventory.  An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

Note 8 – Earnings Per Share

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share as presented on the consolidated condensed statements of operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Numerator:
Earnings (loss) available to common shareholders
From continuing operations	$16,472	$11,591	$25,805	$20,398
From discontinued operations	(7,170)	(5,714)	(8,811)	(9,079)
Net earnings	$9,302	$5,877	$16,994	$11,319

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding	29,058	28,749	28,993	28,709
Effect of dilutive securities:
Employee and director stock options	502	433	520	349
Denominator for diluted earnings per share -
Adjusted weighted average shares outstanding	29,560	29,182	29,513	29,058

Basic earnings per share:
From continuing operations	$0.57	$0.40	$0.89	$0.71
From discontinued operations	(0.25)	(0.20)	(0.30)	(0.32)
Net earnings per share	$0.32	$0.20	$0.59	$0.39

Diluted earnings per share:
From continuing operations	$0.56	$0.40	$0.87	$0.70
From discontinued operations	(0.25)	(0.20)	(0.30)	(0.31)
Net earnings per share	$0.31	$0.20	$0.57	$0.39

Number of shares under anti-dilutive stock options outstanding	410	1,000	429	1,009

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

The net periodic benefit cost associated with the Company’s defined benefit pension plans and defined benefit postretirement medical plan consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost	$154	$133	$308	$266
Interest cost	1,988	1,939	3,976	3,878
Expected return on plan assets	(2,241)	(2,113)	(4,482)	(4,226)
Recognized actuarial loss	728	430	1,456	860
Net periodic benefit cost	$629	$389	$1,258	$778

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Interest cost	$40	$158	$80	$316
Amortization of deferred plan amendment gains	(363)	(207)	(726)	(414)
Recognized actuarial loss	125	112	250	224
Net periodic benefit cost (income)	$(198)	$63	$(396)	$126

As previously disclosed in the Company’s consolidated financial statements for the year ended January 31, 2005, the Company expects to contribute approximately $1.0 million to its defined benefit pension plans during Fiscal 2005.  No contributions were made during the six months ended July 30, 2005.

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

Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2005” commenced on February 1, 2005 and ends on January 31, 2006.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.  The second quarter of Fiscal 2005 commenced on May 1, 2005 and ended on July 30, 2005, and the second quarter of Fiscal 2004 commenced on May 2, 2004 and ended on July 31, 2004.

RESULTS OF OPERATIONS

Strategic Overview

During the last two years, we have taken numerous actions aimed at generating acceptable returns in all of our core businesses.  This process began during the second half of Fiscal 2003, when we refocused our primary operating metrics and management incentive measurements to emphasize the need for each of our businesses to achieve acceptable returns on shareholder invested capital.  During Fiscal 2005, we are continuing to take actions to exit non-core and under-performing businesses and invest in our core operating segments in order to improve our returns on shareholder invested capital.   The significant highlights of our progress during the first half of Fiscal 2005 are described below.

Tactical Vehicle Systems – In April 2005, we acquired all outstanding shares of Automotive Technik (Holdings) Limited (“ATHL”), the manufacturer of the Pinzgauer light tactical vehicle headquartered in the United Kingdom, for a total purchase price of approximately $48.2 million.  The acquisition of ATHL broadens our product offerings in our Tactical Vehicle Systems segment and provides additional marketing opportunities worldwide.  ATHL is currently under contract to produce vehicles for the United Kingdom Ministry of Defence and the New Zealand Ministry of Defence, in addition to other programs worldwide.

Additionally, we received contract modifications from the U.S. Army in June 2005, valued at approximately $483 million.  These modifications are funded by the 2005 U.S. Congress Supplemental Spending Bill and added 3,016 truck and trailer deliveries to the current U.S. Army production contract.  These additional deliveries are scheduled from June 2006 to September 2008.

Power Products – On August 18, 2005, we entered into a definitive agreement to sell substantially all of the inventory, property, plant and equipment, distribution rights, and operations of four Power Products segment distribution locations in California.  The sale is expected to be completed during the third quarter of Fiscal 2005 subject to customary documentation and other third party consents and is expected to reduce working capital requirements of this segment by approximately $20 million.  We recorded a $4.0 million pre-tax charge in the second quarter of Fiscal 2005, reflecting the estimated withdrawal liability from a union pension plan and a reduction in the carrying value of the net assets of this business to their fair value less estimated costs to sell.  This sale is another in a series of actions taken in the Power Products segment to exit non-strategic product lines and locations and streamline our efforts to improve our return on invested capital to acceptable levels.

Additionally, our Power Products segment is now operating through two geographic regions compared to fourteen regions two years ago and four regions at the beginning of Fiscal 2005.  This condensed reporting structure has resulted in substantial administrative cost savings.

Fiscal 2005 vs. Fiscal 2004

Sales from continuing operations for the second quarter of Fiscal 2005 were $369.0 million, a $96.6 million (35%) increase over the $272.4 million recorded in the second quarter of Fiscal 2004.  This increase in sales is attributable to higher sales volume in all operating segments.  The Tactical Vehicle Systems segment accounted for the largest sales increase, contributing $63.4 million of additional sales, while the Power Products and Engineered Products segments recorded sales increases of $15.3 million and $17.8 million, respectively, over the second quarter of Fiscal 2004.  For the first half of Fiscal 2005, sales were $680.5 million, representing a $145.8 million (27%) increase over the $534.7 million recorded in the first half of Fiscal 2004.  The increased sales volume in the first half of Fiscal 2005 is also attributable to higher sales volume in all operating segments.  The changes within each segment are explained in greater detail in the Segment Data section below.

Gross profit increased to $46.5 million in the second quarter of Fiscal 2005 from $40.3 million in the second quarter of Fiscal 2004, reflecting a decline in gross profit margin from 14.8% to 12.6% on the higher revenue base.  For the first half of Fiscal 2005, gross profit increased to $83.1 million from $76.9 million in the first half of Fiscal 2004, reflecting a decline in gross profit margin from 14.4% to 12.2%.  Improved margins in the Power Products and Engineered Products segments were offset by lower margins in the Tactical Vehicle Systems segment.  The decrease in gross profit margin for the second quarter and first half of Fiscal 2005 is primarily attributable to the transition to the current multi-year FMTV production contract, which began in the fourth quarter of Fiscal 2004.  These changes are explained in greater detail in the Segment Data section below.

Selling and administrative expenses decreased to $23.0 million (6.2% of sales) in the second quarter of Fiscal 2005 from $23.4 million (8.6% of sales) in the second quarter of Fiscal 2004.  For the first half of Fiscal 2005, selling and administrative expenses decreased to $46.1 million (6.8% of sales) from $46.6 million (8.7% of sales) in the first half of Fiscal 2004.  The reduction in selling and administrative expenses in Fiscal 2005 is primarily the result of cost control efforts throughout all operating segments, while sales have significantly increased.  Additionally, the second quarter and first half of Fiscal 2004 included initial start-up costs of $0.1 million and $0.7 million, respectively, associated with implementing the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

Other income, net was $1.4 million in the second quarter of Fiscal 2005, a $0.1 million increase from the $1.3 million in the second quarter of Fiscal 2004.  For the first half of Fiscal 2005, other income, net was $2.2 million, a $0.3 million increase from the $1.9 million in the first half of Fiscal 2004.  The second quarter of Fiscal 2005 includes a $0.8 million gain on the sale of an idle facility within the Power Products segment, while the second quarter of Fiscal 2004 included $0.9 million of gains on sales of two idle manufacturing facilities.  The remainder of other income consists primarily of compensation earned from Power Products segment supply partners, under a program that will be discontinued by the end of Fiscal 2005.

Net interest income improved by $0.4 million to $0.2 million of income in the second quarter of Fiscal 2005, and improved by $0.9 million to $0.5 million of income in the first half of Fiscal 2005.   This improvement is primarily the result of higher interest income due to higher invested cash balances and higher interest rates on invested cash.

The effective tax rate was 35.0% in the first half of Fiscal 2005 compared to 35.8% for the first half of Fiscal 2004.  The reduction in effective rate is the result of increases in expected tax credits during Fiscal 2005.

Discontinued operations generated an after-tax loss of $7.2 million in the second quarter of Fiscal 2005, compared to a $5.7 million after-tax loss in the second quarter of Fiscal 2004. Discontinued operations include the results of our exited Distributed Energy Solutions and Airline Products segments, as well as certain Power Products distribution locations in California which are under contract to be sold and costs associated with retained obligations associated with our discontinued blowout preventer and controls, valve and drilling riser business, which was sold during Fiscal 2002.  The increased losses in Fiscal 2005 are primarily attributable to a $4.3 million settlement of a customer dispute in the Distributed Energy Solutions business, a $3.1 million charge related to residual costs associated with the exited Airline Products business, and a $4.0 million charge related to the California operations held for sale reflecting the recognition of certain liabilities and asset impairment related to the pending sale.

For the first half of Fiscal 2005, discontinued operations generated an after-tax loss of $8.8 million, down $0.3 million from the $9.1 million after-tax loss recorded in the first half of Fiscal 2004.  This decreased operating loss is due to lower on-going operating losses in the exited Distributed Energy Solutions business, partially offset by the charges in the second quarter of Fiscal 2005 described above.

Segment Data

Our operating segments are organized based on the products and services offered and are aligned with the internal management structure.  Inter-segment and intra-segment revenues and costs are eliminated, and the operating profit (loss) represents the earnings (loss) before interest and income taxes from continuing operations, net of certain corporate allocations.

The following table represents sales and operating profit (loss) by business segment in continuing operations (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Sales
Tactical Vehicle Systems	$204,175	$140,737	$369,693	$279,520
Power Products	125,049	109,721	242,060	216,020
Engineered Products	39,752	21,936	68,785	39,204
Total Sales	$368,976	$272,394	$680,538	$534,744

Operating profit (loss)
Tactical Vehicle Systems	$19,100	$18,711	$32,275	$38,153
Power Products	5,958	2,200	8,335	1,971
Engineered Products	2,693	1,113	3,967	(697)
Corporate	(2,883)	(3,814)	(5,387)	(7,281)
Total operating profit	24,868	18,210	39,190	32,146

Interest expense	548	436	1,073	953
Interest income	(797)	(332)	(1,557)	(586)
Earnings from continuing operations before income taxes	$25,117	$18,106	$39,674	$31,779

Operating profit (loss) percentage
Tactical Vehicle Systems	9.4%	13.3%	8.7%	13.6%
Power Products	4.8	2.0	3.4	0.9
Engineered Products	6.8	5.1	5.8	(1.8)
Consolidated	6.7	6.7	5.8	6.0

Tactical Vehicle Systems

The Tactical Vehicle Systems segment manufactures the Family of Medium Tactical Vehicles (“FMTV”) and related armoring under contracts with the U.S. Army and provides sustaining design engineering, service and support.  With the ATHL acquisition described above, this segment also manufactures Pinzgauer light tactical vehicles for the United Kingdom Ministry of Defence, the New Zealand Ministry of Defence and other customers.  Other contracts within and outside of the U.S. are also being pursued in the segment.  During the second quarter of Fiscal 2005, this segment recorded $204.2 million of sales, a $63.4 million (45%) increase from the $140.7 million of sales recorded in the second quarter of Fiscal 2004.  For the first half of Fiscal 2005, this segment recorded $369.7 million of sales, a $90.2 million (32%) increase from the $279.5 million recorded in the first half of Fiscal 2004.  The sales increase is primarily attributable to increased production volume of Low Signature Armored Cabs (“LSAC”).  A breakdown of unit deliveries from this segment is as follows:

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Trucks	711	751	1,338	1,494
Trailers	337	201	628	405
Low Signature Armored Cabs	852	—	1,473	—

This segment recorded $74.2 million of sales in the second quarter and $127.4 million in the first half of Fiscal 2005 associated with the LSAC production.  Additionally, this segment recorded $15.2 million of sales in the second quarter and $18.7 million in the first half of Fiscal 2005 attributable to Pinzgauer truck sales in our newly-acquired U.K. manufacturing operation.  These sales increases were partially offset by declines in sales attributable to the U.S. Army FMTV production contracts.  Equipment sales under the FMTV contracts declined $37.6 million in the second quarter and $74.4 million in the first half of Fiscal 2005 from the comparable periods of Fiscal 2004, primarily due to lower truck volumes and lower pricing under the current FMTV production contract.  Parts and service sales increased to $32.3 million in the second quarter and $56.7 million in the first half of Fiscal 2005, compared to $20.7 million and $38.2 million, respectively, in the comparable periods of Fiscal 2004.  The increase in parts and service sales is primarily attributable to $8.6 million and $16.3 million of sales in the second quarter and first half of Fiscal 2005, respectively, related to vehicle reset programs awarded during Fiscal 2004, as well as $1.4 million generated by the newly-acquired ATHL operation in the second quarter of Fiscal 2005.

Operating profit for the second quarter of Fiscal 2005 increased to $19.1 million (9.4% operating margin) from $18.7 million (13.3% operating margin) in the second quarter of Fiscal 2004.  For the first half of Fiscal 2005, operating profit decreased to $32.3 million (8.7% operating margin) from $38.2 million (13.6% operating margin) in the first half of Fiscal 2004.  Lower margins on the new FMTV production contract were partially offset by higher operating profit generated from the LSAC production.  In addition, operating margins on parts and service sales declined as margins on the vehicle reset programs and sustaining engineering services provided under the current FMTV contract are lower than historical margin rates.

During the first quarter of Fiscal 2005, the third program year of the current FMTV contract valued at $316 million was funded, extending production through September 2006.  Additionally, we received contract modifications from the U.S. Army in June 2005 valued at approximately $483 million.  These modifications were funded by the 2005 U.S. Congress Supplemental Spending Bill and added 3,016 truck and trailer deliveries between June 2006 and September 2008 to the U.S. Army production contract.  Consequently, backlog in this segment at July 30, 2005 was $1.2 billion, compared to $457 million at January 31, 2005.  While the additional contract modifications received in the second quarter of Fiscal 2005 will significantly increase anticipated sales volumes in Fiscal 2006 and Fiscal 2007, we are still in the process of assessing the net impact that this sales volume will have on future operating profits of this segment.

Scheduled deliveries for the remainder of Fiscal 2005 currently include 1,556 trucks, 927 trailers and 292 LSAC units.  The current delivery schedule is subject to change at the request of the customer.  Expected operating margins on the components of this segment’s backlog vary considerably among the numerous contracts and variants provided.  This variability is attributable to a number of factors including recent volatility in prices for steel and other commodities, base versus option production, the material content within each variant and other factors, many of which are not within our control.  Consequently, depending on the mix of vehicles, LSACs, parts and services delivered in each quarter, the segment operating margin could vary significantly from one fiscal quarter to the next.  Furthermore, we expect operating margins in this segment to be lower in the second half of Fiscal 2005 than they have been in the first half of the year.  The operating margin that this segment will achieve in total may also be impacted by proposal activities, additional contract awards and modifications and the level of engineering service and spare parts provided.

Power Products

The Power Products segment, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded sales of $125.0 million in the second quarter of Fiscal 2005, a $15.3 million (14%) increase from $109.7 million recorded in the second quarter of Fiscal 2004. For the first half of Fiscal 2005, this segment recorded sales of $242.1 million, a $26.0 million (12%) increase from $216.0 million recorded in the first half of Fiscal 2004.  A breakdown of Power Products segment sales follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Equipment sales	$45,489	$38,089	$88,364	$72,516
Parts sales	54,311	47,123	104,601	95,315
Service and rental sales	25,249	24,509	49,095	48,189
	$125,049	$109,721	$242,060	$216,020

The improved sales volume in the second quarter and first half of Fiscal 2005 from the comparable periods of Fiscal 2004 is primarily attributable to improved pricing and sales execution along with general improvements in the heavy equipment markets we serve.

This segment recorded an operating profit of $6.0 million in the second quarter of Fiscal 2005 compared to $2.2 million in the second quarter of Fiscal 2004.  For the first half of Fiscal 2005, this segment recorded an operating profit of $8.3 million compared to $2.0 million in the comparable period of Fiscal 2004.  The improvement in operating profit in Fiscal 2005 is primarily attributable to the additional gross profit generated by the higher sales volume while selling and administrative expenses have remained relatively flat to comparable periods of Fiscal 2004.

Our order backlog in this segment has increased to $56.6 million at July 30, 2005, compared to $39.3 million at January 31, 2005.  Due to the increasing order backlog combined with the results of the many actions taken in the Power Products segment, we anticipate that this segment will continue to generate positive operating profit and cash flow and improved returns in the near-term.  However, due to the many uncertainties involved with this business, including the general economic conditions in the markets we serve, we cannot predict with certainty when this segment will consistently achieve our targeted level of financial return.

Engineered Products

The Engineered Products segment consists of two primary product lines, petroleum equipment and utilities equipment.  The petroleum equipment business manufactures equipment primarily for the well stimulation segment of the oil service industry.  The utilities equipment products include mobile railcar movers, snowblowers and off-road seismic vehicles.  Sales in this segment increased to $39.8 million in the second quarter of Fiscal 2005 from $21.9 million in the second quarter of Fiscal 2004, representing an increase of $17.8 million (81%).  For the first half of Fiscal 2005, this segment recorded sales of $68.8 million, an increase of $29.6 million (75%) from the $39.2 million of sales recorded in the comparable period of Fiscal 2004.  The sales increase resulted from the continued progress and execution of several large petroleum equipment orders that were received during Fiscal 2004.

Operating profit for the second quarter of Fiscal 2005 was $2.7 million, a $1.6 million improvement from the $1.1 million operating profit in the second quarter of Fiscal 2004.  The improvement in operating profit includes $2.2 million attributable to the increased sales volume.  Fiscal 2004 results included a $0.6 million gain associated with the disposal of an idle manufacturing facility.

For the first half of Fiscal 2005, operating profit was $4.0 million, a $4.7 million improvement from the $0.7 million operating loss for the first half of Fiscal 2004.  The improvement in operating profit includes $2.6 million attributable to the increased sales volume and $2.3 million attributable to margin improvements through pricing and manufacturing and other cost reductions on the Fiscal 2005 equipment projects.  Fiscal 2004 results included a $0.4 million inventory impairment charge resulting from U.S. trade sanctions against Syria and the $0.6 million gain associated with the disposal of an idle manufacturing facility.

Our order backlog in this segment was $91.1 million at July 30, 2005 compared to $91.9 million at the end of Fiscal 2004.  As a result of our backlog and favorable economic conditions within the markets that we serve, sales volumes and operating profits are expected to continue to be higher for the remainder of Fiscal 2005 compared to Fiscal 2004.  Beyond Fiscal 2005, however, sales are more difficult to predict and typically come in large volume orders that require long lead times to complete.  The sales derived from customers in the United States are primarily driven by the capital spending budgets of the oilfield service companies we serve and, to some extent, the internal capacity of some customers to package their own equipment.

Corporate

Corporate expenses consist of costs incurred by the corporate headquarters group that cannot be directly attributed to the activities of the business segments.  Corporate expenses incurred in the second quarter of Fiscal 2005 were $2.9 million, down $0.9 million from the $3.8 million incurred in the second quarter of Fiscal 2004.  The decrease in corporate expenses is primarily attributable to $0.5 million of employee separation costs incurred in the second quarter of Fiscal 2004, which did not recur in Fiscal 2005, combined with a reduction in legal and professional expenses, including initial start-up costs associated with the implementation of the internal control reporting requirements of the Sarbanes-Oxley Act of 2002 which did not recur in Fiscal 2005.

For the first half of Fiscal 2005, corporate expenses were reduced to $5.4 million from $7.3 million in the first half of Fiscal 2004.  The decrease in corporate expenses is primarily attributable to $0.5 million of employee separation costs incurred in the second quarter of Fiscal 2004, which did not recur in Fiscal 2005, combined with a reduction in legal and professional expenses, including $0.7 million of initial start-up costs associated with the implementation of the internal control reporting requirements of the Sarbanes-Oxley Act of 2002 which did not recur in Fiscal 2005.

In the remainder of Fiscal 2005, we anticipate that corporate expenses will continue to be lower than Fiscal 2004 levels, partially due to anticipated reductions in costs associated with the requirements of the Sarbanes-Oxley Act, as well as the benefits of continued cost reduction programs.

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

	July 30, 2005	January 31, 2005

Tactical Vehicle Systems	$1,204.5	$456.6
Power Products	56.6	39.3
Engineered Products	91.1	91.9
	$1,352.2	$587.8

Unfilled orders of the Tactical Vehicle Systems segment at July 30, 2005 consisted primarily of vehicle production funded under the FMTV contract, production of Pinzgauer trucks in the recently-acquired U.K. operation and uncompleted reset contracts for vehicles ongoing in Sealy and Ft. Hood, Texas.  During the first quarter of Fiscal 2005, the third program year of the FMTV contract was funded, extending production through September 2006 and increasing backlog by $316 million. During the second quarter of Fiscal 2005, we received contract modifications from the U.S. Army resulting from the 2005 U.S. Congress Supplemental Spending Bill, increasing backlog by $483 million.

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

In January 2005, we entered into a $100 million unsecured revolving credit facility which expires in January 2009.  No borrowings have been made under this facility, which in effect replaced a $150 million revolving credit facility that expired in January 2004.  The revolving credit facility has a $25 million sub-facility which may be used for letters of credit.  Approximately $7.7 million in letters of credit under the revolving credit facility were outstanding at July 30, 2005 and $92.3 million was available for borrowing.

This revolving credit facility was issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, sales of assets and other items, and require us to maintain a minimum fixed charge coverage ratio and maximum leverage ratio.  Based on our financial condition as of July 30, 2005, the restrictions imposed by the Company’s revolving credit facility do not currently restrict our ability to meet our obligations or to declare and pay dividends at historical levels.

We have $25.0 million in unsecured senior notes outstanding, which bear interest at a rate of 7.38% and are due and payable in May 2006.  The senior notes agreement limits sales of assets and other items and contains a maximum debt-to-total capitalization covenant.  Based on our financial condition as of July 30, 2005, the restrictions imposed by our senior notes do not currently restrict our ability to meet our obligations or to declare and pay dividends at historical levels.

To facilitate the purchase of new and used inventory for our Freightliner truck dealership in the Power Products segment, we entered into a floor plan financing agreement with a commercial bank during Fiscal 2004.  The secured facility, which matures in December 2005, allows for short-term borrowings up to $3.0 million, of which $1.7 million and $0.5 million were outstanding at July 30, 2005 and January 31, 2005, respectively.  Advances under this facility bear interest at the prime rate.

In addition, our South American subsidiaries had foreign currency bank notes payable totaling $0.7 million and $1.1 million at July 30, 2005 and January 31, 2005, respectively.  Such notes payable consist of renewable, secured loans for the purpose of financing our South American operations.  These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by letters of credit issued by us and principally bear market-based variable rates of interest.  We use foreign denominated debt to limit our exposure to foreign currency exchange rate fluctuations on our South America operations.

As a result of the ATHL acquisition in the first quarter of Fiscal 2005, our U.K. subsidiaries have $1.9 million of notes payable at July 30, 2005, which are denominated in British pounds.  These notes include $1.7 million of deferred consideration payable to ATHL’s former shareholders, bearing interest at 2% per annum, and $0.2 million of assumed capital lease obligations.

Including additions to our rental fleet, we incurred $6.2 million of capital spending during the first half of Fiscal 2005, compared to $8.8 million for the same period in Fiscal 2004.  We are currently evaluating the production requirements under the FMTV contract modifications resulting from the 2005 U.S. Congress Supplemental Spending Bill and anticipate the need to increase production capacity for 2006 in order to meet the required delivery schedule.  This will require capital expenditures of approximately $25 million for additional equipment and facilities to be committed during the second half of Fiscal 2005.

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

Statements of Cash Flows Data

	Three Months Ended		Six Months Ended
(In thousands)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net cash provided by (used in):
Operating activities	$(37,526)	$(8,341)	$(27,616)	$35,276
Investing activities	(2,532)	4,105	(39,784)	3,315
Financing activities	(354)	(2,017)	(750)	(3,735)
Effect of exchange rate changes on cash	(296)	—	(244)	—
Increase (decrease) in cash and cash equivalents	$(40,708)	$(6,253)	$(68,394)	$34,856

Selected Balance Sheet Data

(In thousands)	July 30, 2005	January 31, 2005
Cash, cash equivalents, and short-term investments	$73,093	$132,927
Working capital	183,171	225,152
Total debt	29,271	26,671

Total cash flows decreased $34.5 million during the second quarter of Fiscal 2005 compared to the second quarter of Fiscal 2004.  Net cash used in operating activities increased by $29.2 million primarily as a result of timing of progress payments within our Tactical Vehicle Systems and Engineered Products segments.  While progress payments are generally attached to specific milestones within each production contract, these milestones do not necessarily correlate to the pattern of expenditure on each project.  Consequently, these projects generate significant changes in operating cash flows in each quarter, depending on expenditure patterns and contractual progress payment schedules.  As a result of reductions in progress payments during the second quarter of Fiscal 2005 compared to the level of costs incurred on the related production contracts, changes in billings in excess of incurred costs and recoverable costs and accrued profits not yet billed generated a cash usage of $58.3 million during the second quarter of Fiscal 2005, compared to a $32.5 million usage in the second quarter of Fiscal 2004.  All other operating activities provided cash of $20.8 million in the second quarter of Fiscal 2005 compared to $24.1 million provided in the second quarter of Fiscal 2004.  We anticipate that the timing of progress payments will provide positive cash flow in the third quarter of Fiscal 2005.

Investing activities consumed $2.5 million of cash in the second quarter of Fiscal 2005 compared to $4.1 million of net cash provided in the second quarter of Fiscal 2004.  This $6.6 million change is primarily attributable to a $9.6 million decline in cash provided by disposals of property, plant and equipment resulting from the sale of an idle manufacturing facility during the second quarter of Fiscal 2004.  All other investing activities consumed $0.8 million less cash in the second quarter of Fiscal 2005 compared to the second quarter of Fiscal 2004 due primarily to lower capital expenditures.

Financing activities used only $0.4 million of cash in the second quarter of Fiscal 2005 compared to $2.0 million in Fiscal 2004, primarily as a result of increased proceeds from the exercise of stock options, along with increases in short-term notes receivable.

For the first half of Fiscal 2005, total cash flows decreased by $103.3 million compared to the first half of Fiscal 2004.  Operating activities contributed $62.9 million to this decrease, including $36.3 million attributable to changes in billings in excess of costs incurred and recoverable costs and accrued profits not yet billed, along with a $13.0 million decrease from changes in accounts receivable.  All other operating activities generated the remaining $13.6 million decrease.

Investing activities consumed $39.8 million in the first half of Fiscal 2005, compared to $3.3 million of cash provided in the first half of Fiscal 2004.  This $43.1 million change is primarily attributable to the ATHL acquisition, which consumed $42.8 million during the first half of Fiscal 2005.

Cash used in financing activities decreased by $3.0 million, primarily as a result of increased proceeds from the exercise of stock options, along with increases in short-term notes receivable.

Total cash and short-term investments declined to $73.1 million at July 30, 2005 from $132.9 million at January 31, 2005.  The decline in cash is primarily attributable to the timing of progress payments described above, which resulted in a $71.2 million cash usage during the first half of Fiscal 2005.  Additionally, the acquisition of ATHL during the first quarter consumed $42.8 million. These reductions in cash are partially offset by net earnings of $17.0 million and adjustments for non-cash items.

The $42.0 million decline in working capital is also driven by the ATHL acquisition described above, along with the reclassification of $25.0 million of senior notes payable May 2006 to current liabilities.   The ATHL acquisition is also primarily responsible for the $2.6 million increase in total debt.

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

Foreign Currency Risk

During the first quarter of Fiscal 2005, the Company acquired all outstanding shares of ATHL, a light tactical vehicle manufacturer headquartered in the United Kingdom, for a total purchase price, denominated in British pounds, of approximately $48.2 million.   The functional currency for ATHL is the British pound.  To partially hedge its investment, the Company established a British pound denominated inter-company note in the amount of £12.5 million (approximately $21.9 million at July 30, 2005), which is to be repaid in annual installments through December 2009, and entered into a series of forward foreign exchange contracts in order to mitigate the exposure related to the inter-company notes receivable denominated in British pounds.

Substantially all of the sales of ATHL are denominated in British pounds.  Purchases of materials and component parts are also substantially denominated in British pounds; however, some component purchases are denominated in Euros and other foreign currencies.  As a result, the earnings from ATHL are affected by fluctuation in the value of the British pound against the Euro, the U.S. dollar and other currencies.

Fluctuations in currency exchange rates may also impact the Company’s shareholders’ equity.  Amounts invested in the Company’s non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of the reporting period.  The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments.  With regard to the ATHL acquisition, the hedging program described above mitigates the exposure related to £12.5 million, or $23.5 million of the total investment.  The remaining portion of the initial investment is impacted by fluctuations in the U.S. dollar equivalent to British pound.

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

Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the second quarter of Fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company is a defendant in a suit filed in 1996 under the qui tam provision of the False Claims Act, United States of America, ex rel. Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for medium tactical vehicles delivered to the U.S. Army before 1998, and that the vehicles were substandard because of corrosion problems.  Following an investigation by the Justice Department, the United States declined to intervene in the suit.  In February 2005, the District Court found in favor of the Company and dismissed all of the plaintiff’s claims by summary judgment without proceeding to trial.  The plaintiff filed a notice of appeal in March 2004 in the United States Court of Appeals for the Fifth Circuit, No. 04-20209.  On August 8, 2005, a panel of the Fifth Circuit issued an opinion affirming the district court’s summary judgment order.  While the plaintiff could ask for rehearing by the panel or by the full Fifth Circuit, or could petition the United States Supreme Court to issue a writ of certiorari authorizing an appeal to the Supreme Court, the Company believes any such action by the plaintiff is unlikely to be successful.  However, until all issues are exhausted, the Company’s consolidated results of operations, financial position and liquidity could still be affected by this suit.

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

NEO Dispute:  On November 3, 2004, the Company was served with a demand for arbitration by NEO California Power, LLC and NEO Corporation (collectively, “NEO”) with respect to two contracts (entered into in December 2000 and March 2001) between a subsidiary of the Company in the Distributed Energy Solutions business and NEO, for the engineering and construction of two natural gas fueled electricity generating facilities in California, and with respect to a related “Payment Agreement” entered into in October 2001.  In July 2005, the Company reached a settlement with NEO, pursuant to which the Company agreed to pay NEO $4.3 million.  The Company recorded the settlement, which was paid in August 2005, to loss from discontinued operations during the second quarter of Fiscal 2005.

Antitrust Litigation:  The Company is a co-defendant with Detroit Diesel Corporation and other Detroit Diesel distributors in two putative class action suits filed on February 9, 2005, Civil Action No. 05-616; Cumberland Truck Equipment Co. et al. v. Detroit Diesel Corp., et al. (the “Cumberland Litigation”), and Civil Action No. 05-625; Diamond International Trucks, Inc. et al. v. Detroit Diesel Corp., et al. (the “DIT Litigation”).  Each suit relates to the Power Products segment and has been filed in the United States District Court for the Eastern District of Pennsylvania.  In the Cumberland Litigation, plaintiffs were dealers of Detroit Diesel parts whose agreements were terminated or not renewed on or after February 9, 2001.  The Company is a distributor of Detroit Diesel parts and had a dealer agreement with one or more of the named plaintiffs.  The plaintiffs are claiming antitrust violations arising out of the termination or non-renewal of their dealer agreements.  The plaintiffs have also alleged price fixing and group boycott in violation of Section 1 of the Sherman Act.  The plaintiffs have made claims for treble damages and injunctive and other relief.  In the DIT Litigation, plaintiffs are dealers of Detroit Diesel parts whose dealership classification was changed on or after February 9, 2001.  The Company also had a dealer agreement with one or more of these plaintiffs.  The plaintiffs are claiming antitrust violations arising out of changes to the classification of their dealerships.  The plaintiffs have also alleged price fixing and group boycott in violation of Section 1 of the Sherman Act.  The plaintiffs have made claims for treble damages and injunctive and other relief.  The Company is vigorously defending both suits.  It is presently impossible for the Company to determine the ultimate outcome of either suit or whether their resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it currently believes are adequate for estimated legal fees that it expects to incur associated with these matters.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On June 7, 2005 the Company’s Annual Meeting of Shareholders was held.  Set forth below is a brief description of each matter acted upon at the meeting and the number of votes cast for, against or withheld, abstaining or not voting as to each matter.

		For	Withheld
1.	Election of Directors:
	Howard Wolf	26,561,400	361,127
	Charles S. Ream	26,564,660	357,867

The following directors’ terms of office continued after the meeting:  Max L. Lukens, Robert S. Sullivan, James M. Tidwell, Monroe M. Luther and Charles R. Ofner.

		For	Against	Abstain
2.	Ratification of Ernst & Young LLP as the Company’s auditor:	26,712,923	195,724	13,880

Item 6.  Exhibits

The following exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K.

*10.1                    Form of Severance Agreement, dated June 7, 2005, by and between Stewart & Stevenson Services, Inc. and L. Scott Biar (filed June 13, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

  31.1       Chief Executive Officer Certification.

  31.2       Chief Financial Officer Certification.

32.1                   Statement of Max L. Lukens, Chief Executive Officer, and John B. Simmons, Chief Financial Officer, furnished pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended.

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of August 2005.

STEWART & STEVENSON SERVICES, INC.

By:	/s/ Max L. Lukens
Max L. Lukens
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John B. Simmons
John B. Simmons
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ L. Scott Biar
L. Scott Biar
Controller and Chief Accounting Officer
(Principal Accounting Officer)