Form 10-Q
period 2005-10-29
STEWART & STEVENSON SERVICES INC
filed 2005-12-06
CIK 94328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of November 21, 2005:

Common Stock, without Par Value:  29,277,710 Shares

STEWART & STEVENSON SERVICES, INC.

Item 1.  Financial Statements

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	October 29, 2005	January 31, 2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$50,093	$128,515
Short-term investments	10,790	2,480
Accounts receivable, net	63,221	62,136
Inventories	21,460	17,803
Deferred income tax asset	6,406	5,872
Income tax receivable	4,551	7,223
Other current assets	3,957	1,655
Total assets of discontinued operations	344,738	321,949
Total Current Assets	505,216	547,633

Property, Plant and Equipment, net	40,993	34,660
Deferred Income Tax Asset	23,998	26,438
Intangibles and Other Assets, net	45,972	4,611
Total Assets	$616,179	$613,342

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$1,874	$—
Current portion of long-term debt	25,000	—
Accounts payable	53,897	43,441
Accrued payrolls and incentives	13,308	13,178
Billings in excess of incurred costs	18,162	59,894
Other current liabilities	26,358	26,154
Total liabilities of discontinued operations	112,005	99,193
Total Current Liabilities	250,604	241,860

Long-Term Debt, net of current portion	76	25,000
Accrued Postretirement Benefits and Pension	58,684	57,621
Other Long-Term Liabilities	3,715	4,141
Total Liabilities	313,079	328,622
Shareholders’ Equity:
Common stock, without par value, 100,000,000 shares authorized; 29,270,741 and 28,865,070 shares issued, respectively	66,978	59,616
Accumulated other comprehensive loss	(37,968)	(36,048)
Retained earnings	274,090	261,152
Total Shareholders’ Equity	303,100	284,720
Total Liabilities and Shareholders’ Equity	$616,179	$613,342

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
	(Unaudited)		(Unaudited)

Sales	$161,821	$133,431	$531,513	$412,951
Cost of sales	155,421	114,961	489,349	351,752

Gross profit	6,400	18,470	42,164	61,199

Selling and administrative expenses	4,720	6,199	14,869	19,281
Other expense (income), net	85	29	(138)	29

Operating profit	1,595	12,242	27,433	41,889

Interest expense	563	534	1,636	1,487
Interest income	(525)	(411)	(2,082)	(997)

Earnings from continuing operations before income taxes	1,557	12,119	27,879	41,399
Income tax expense	918	3,630	10,411	14,038
Net earnings from continuing operations	639	8,489	17,468	27,361
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $2,574, ($5,557), $4,656 and ($9,454)	4,660	(6,406)	9,656	(13,959)
Loss from disposal of discontinued operations, net of tax of ($1,077) and ($3,269)	(1,949)	—	(6,780)	—
Net earnings	$3,350	$2,083	$20,344	$13,402

Weighted average shares outstanding:
Basic	29,194	28,768	29,060	28,729
Diluted	29,674	29,186	29,555	29,100

Earnings (loss) per share:
Basic:
Continuing operations	$0.02	$0.30	$0.60	$0.95
Discontinued operations	0.09	(0.23)	0.10	(0.48)
Net earnings per share	$0.11	$0.07	$0.70	$0.47

Diluted:
Continuing operations	$0.02	$0.29	$0.59	$0.94
Discontinued operations	0.09	(0.22)	0.10	(0.48)
Net earnings per share	$0.11	$0.07	$0.69	$0.46

Cash dividends per share	$0.085	$0.085	$0.255	$0.255

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
	(Unaudited)		(Unaudited)
Operating Activities
Net earnings	$3,350	$2,083	$20,344	$13,402
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (earnings) loss from discontinued operations	(2,711)	6,406	(2,876)	13,959
Deferred tax (benefit) expense	(2,393)	2,634	1,378	(427)
Depreciation and amortization	2,738	2,233	5,988	6,200
Unrealized foreign exchange (gains) losses	(198)	—	1,216	—
Change in operating assets and liabilities net of the effect of acquisition, divestiture and discontinued operations:
Accounts receivable, net	(7,826)	(6,627)	(8,576)	(9,716)
Recoverable costs and accrued profits not yet billed	5,044	—	—	—
Inventories	1,877	(6,527)	3,066	(7,072)
Other current and noncurrent assets	619	(7,373)	1,771	8,935
Accounts payable	(10,440)	3,077	3,918	(663)
Accrued payrolls and incentives	4,385	4,690	(1,929)	3,308
Billings in excess of incurred costs	18,179	3,635	(41,715)	(33,094)
Other current liabilities	(2,065)	(2,452)	(8,153)	2,884
Accrued postretirement benefits and pension	348	(10,148)	1,063	(9,434)
Other, net	59	163	(304)	(1,413)
Net Cash Provided by (Used in) Continuing Operations	10,966	(8,206)	(24,809)	(13,131)
Net Cash Provided by (Used in) Discontinued Operations	(24,231)	(3,152)	(16,606)	47,218
Net Cash Provided by (Used in) Operating Activities	(13,265)	(11,358)	(41,415)	34,087

Investing Activities
Capital expenditures	(7,125)	(3,021)	(8,960)	(6,567)
Proceeds from sale of businesses	9,438	—	24,438	—
Acquisition of businesses, net of cash acquired	—	—	(42,778)	—
Proceeds from disposal of property, plant and equipment	147	163	147	342
Short-term investment activity, net	250	3,505	(8,310)	315
Net investing activities of discontinued operations	—	38	66	112
Net Cash Provided by (Used in) Investing Activities	2,710	685	(35,397)	(5,798)

Financing Activities
Loan acquisition costs	—	—	(76)	—
Change in short-term notes payable	(19)	—	(19)	—
Dividends paid	(2,474)	(2,465)	(7,407)	(7,341)
Proceeds from exercise of stock options	2,302	89	5,949	1,339
Net Cash Used in Financing Activities	(191)	(2,376)	(1,553)	(6,002)

Effect of exchange rate changes on cash	348	—	(57)	—

Increase (decrease) in cash and cash equivalents	(10,398)	(13,049)	(78,422)	22,287
Cash and cash equivalents, beginning of period	60,491	87,522	128,515	52,186
Cash and cash equivalents, end of period	$50,093	$74,473	$50,093	$74,473

Cash Paid For:
Interest	$42	$6	$1,014	$1,017
Income taxes (excluding refunds)	172	768	433	1,078

See accompanying notes to consolidated condensed financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Summary of Significant Accounting Policies and Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Stewart & Stevenson Services, Inc. and Subsidiaries (collectively, the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, the information furnished herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three and nine months ended October 29, 2005 are not necessarily indicative of the results that will be realized for the fiscal year ending January 31, 2006.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

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

The following pro forma data are calculated as if compensation expense for the Company’s stock option plans was determined based on the fair value at the grant date for awards under these plans, amortized to expense on a pro rata basis over the option vesting period (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net earnings:
As reported	$3,350	$2,083	$20,344	$13,402
Pro forma compensation expense, determined under fair value method, net of tax	(635)	(601)	(1,849)	(1,661)
Pro forma	$2,715	$1,482	$18,495	$11,741

Basic earnings per share:
As reported	$0.11	$0.07	$0.70	$0.47
Pro forma	0.09	0.05	0.64	0.41

Diluted earnings per share:
As reported	$0.11	$0.07	$0.69	$0.46
Pro forma	0.09	0.05	0.63	0.40

For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Note 2 – Comprehensive Income

Total comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Net earnings	$3,350	$2,083	$20,344	$13,402
Unrealized gain (loss) on forward contracts, net of tax	6	(34)	(60)	(310)
Currency translation gain (loss), net of tax	553	120	(1,860)	(330)
Comprehensive income	$3,909	$2,169	$18,424	$12,762

Note 3 – Acquisitions and Divestitures

On September 27, 2005, the Company entered into a definitive agreement with Hushang Ansary to sell substantially all the operating assets and business of the Engineered Products Division for cash consideration of approximately $60 million and the assumption of certain liabilities, subject to adjustment based on assets delivered at closing.  On October 24, 2005, the Company entered into a separate definitive agreement with Mr. Ansary to sell substantially all remaining operating assets and business of the Power Products Division for cash consideration of approximately $180 million and the assumption of certain liabilities, subject to adjustment based on assets delivered at closing.  Both of these sales are expected to be completed during the fourth quarter of Fiscal 2005, subject to customary conditions and third party consents.  The Company expects to record a net gain on these sales, and is currently evaluating how it will invest the proceeds from these transactions.

In August 2005, the Company sold substantially all of the inventory, property, plant and equipment, distribution rights, and operations of four Power Products Division distribution locations in California for cash consideration of approximately $9.4 million.  As a result of this sale, the Company recorded a $3.1 million pre-tax loss on disposal of discontinued operations during the second quarter of Fiscal 2005, which included a $3.3 million estimated withdrawal liability from a union pension plan.

On April 8, 2005, the Company acquired all outstanding shares of Automotive Technik (Holdings) Limited (“ATHL”), a light tactical vehicle manufacturer headquartered in the United Kingdom.  The aggregate purchase price for the transaction was approximately $48.2 million, including cash of $45.3 million, notes of $1.9 million and transaction costs of approximately $1.0 million.  The acquisition of ATHL broadens the Company’s product offerings and provides additional marketing opportunities for the Company’s Tactical Vehicle Systems business.  ATHL currently has contracts to produce vehicles for the United Kingdom Ministry of Defence and the New Zealand Ministry of Defence, in addition to other programs worldwide.  The results of operations for ATHL are included in the Company’s consolidated condensed financial statements since the date of acquisition.  Since the date of acquisition, the ATHL operations generated sales of $35.6 million and a pre-tax operating loss of $2.1 million during Fiscal 2005.  Pro forma information is not presented, as this acquisition is not material to the Company’s consolidated results of operations.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing valuations of certain long-lived and intangible assets; consequently, the allocation of the purchase price is subject to refinement.  The Company believes that a substantial portion of the long-term asset balance will be allocated to goodwill and other identified intangibles.

(In thousands)	April 8, 2005

Cash and cash equivalents	$3,552
Other current assets	15,642
Total Current Assets	19,194

Property, Plant and Equipment	2,553
Other Long-Term Assets	44,575
Total Assets Acquired	66,322

Notes payable	149
Other current liabilities	17,901
Total Current Liabilities	18,050
Long-Term Debt, net of current portion	68
Total Liabilities Assumed	18,118

Purchase Price Allocated	$48,204

During the fourth quarter of Fiscal 2004, the Company sold substantially all of the assets and business of the Airline Products business for proceeds of $60 million as well as the assumption of certain liabilities, subject to final adjustment based on the amount of working capital conveyed at closing.  In November 2005, the Company reached an agreement with the buyer regarding certain contractual issues related to the sale, pursuant to which the Company agreed to refund $4.0 million of purchase price to the buyer.  Primarily as a result of this dispute, the Company recorded pre-tax charges of $3.0 million and $7.0 million during the third quarter and first nine months of Fiscal 2005, respectively.

Note 4 - Discontinued Operations

As a result of the divestitures described in Note 3, the identified assets, liabilities and results of operations for the Airline Products, Power Products and Engineered Products businesses are reported as discontinued operations for all periods presented.  Pursuant to the sales agreements for these divestitures, the Company retained certain obligations of these businesses, for which the Company has recorded accruals it believes to be adequate at this time.

Additionally, the Company’s discontinued operations continue to include the wind-down of the turnkey engineering, procurement and construction activities of the Distributed Energy Solutions business, which the Company decided to exit in Fiscal 2003, and the retained warranty and contract obligations from the Fiscal 2002 sale of the blowout preventer and controls, valve and drilling riser business previously included in the Engineered Products segment.

During the second quarter of Fiscal 2005, the Company recorded a $4.0 million pre-tax charge related to the settlement of a customer dispute in the Distributed Energy Solutions business, which was paid in August 2005.

Sales and operating profit (loss) for the three and nine months ended October 29, 2005 and October 30, 2004 from discontinued operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Sales
Power Products	$142,693	$129,813	$411,275	$374,212
Engineered Products	50,025	25,799	119,064	65,989
Airline Products	—	26,750	—	73,558
Distributed Energy Solutions	1,554	2,560	5,415	13,239
Total Sales	$194,272	$184,922	$535,754	$526,998

Operating profit (loss)
Power Products	$4,501	$3,705	$9,877	$6,267
Engineered Products	3,593	(10,389)	7,687	(13,156)
Airline Products	(3,026)	(195)	(7,023)	(676)
Distributed Energy Solutions	(860)	(5,084)	(6,278)	(15,848)
Total operating profit (loss)	4,208	(11,963)	4,263	(23,413)
Income tax expense (benefit)	1,497	(5,557)	1,387	(9,454)
Net earnings (loss) from discontinued operations	$2,711	$(6,406)	$2,876	$(13,959)

Assets and liabilities of discontinued operations as of October 29, 2005 and January 31, 2005 consisted of the following (in thousands):

	October 29, 2005	January 31, 2005

Cash and cash equivalents	$2,570	$1,942
Accounts receivable, net	100,564	111,317
Recoverable costs and accrued profits not yet billed	51,286	27,557
Inventories	99,381	71,788
Property, plant and equipment, net	77,906	84,924
Other assets	13,031	24,421
Total assets of discontinued operations	$344,738	$321,949

Notes payable	$2,447	$1,671
Accounts payable	48,226	41,688
Accrued payrolls and incentives	10,547	10,812
Other liabilities	50,785	45,022
Total liabilities of discontinued operations	$112,005	$99,193

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

A summary of warranty activity associated with continuing operations for three and nine months ended October 29, 2005 and October 30, 2004 follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Accrued warranty costs at beginning of period	$2,443	$1,501	$1,817	$1,353
Payments for warranty obligations	(319)	(197)	(841)	(614)
Warranty accrual for current period sales	761	297	1,803	862
Changes related to pre-existing warranties and acquisitions	(320)	—	(214)	—
Accrued warranty costs at end of period	$2,565	$1,601	$2,565	$1,601

Guarantees:  The Company is occasionally required to issue performance indemnities or to post letters of credit, generally issued by a bank, to collateralize certain insurance programs, to secure credit facilities or to ensure performance under contracts.  A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit.  If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit.  Generally, a letter of credit is released when the Company has satisfied the obligations that the letter of credit is securing.  As of October 29, 2005 and January 31, 2005, the Company had letters of credit outstanding totaling approximately $13.2 million.  In addition, the Company had contingent performance indemnities of approximately $2.6 million and $3.8 million as of October 29, 2005 and January 31, 2005, respectively.

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

The Company is a defendant in a suit filed in 1996 under the qui tam provision of the False Claims Act, United States of America, ex rel. Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the U.S. District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for medium tactical vehicles delivered to the U.S. Army before 1998, and that the vehicles were substandard because of corrosion problems.  Following an investigation by the Justice Department, the United States declined to intervene in the suit.  In February 2004, the District Court found in favor of the Company and dismissed all of the plaintiff’s claims by summary judgment without proceeding to trial.  The plaintiff filed a notice of appeal in March 2004 in the U.S. Court of Appeals for the Fifth Circuit, No. 04-20209.  On August 8, 2005, a panel of the Fifth Circuit issued an opinion affirming the district court’s summary judgment order.  On November 8, 2005, the plaintiff filed a petition for writ of certiorari with the U.S. Supreme Court, asking that the Fifth Circuit’s opinion be overturned.  The Company believes the writ of certiorari is unlikely to be successful.  However, until all issues are exhausted, the Company’s consolidated results of operations, financial position and liquidity could still be affected by this suit.

Klickitat Litigation:  The Company and several of its subsidiaries in the Distributed Energy Solutions business are defendants in a suit filed by the Klickitat County Public Utility District No. 1 on December 11, 2003 arising out of claims relating to a landfill gas power generation facility in Roosevelt, Washington, Cause No. CY-03-3175-LRS; Klickitat County Public Utility District No. 1 v. Stewart & Stevenson Services, Inc., Stewart & Stevenson Power, Inc., Sierra Detroit Diesel Allison, Inc., Pamco International, Inc. and Waukesha Engine Dresser, Inc.; in the U.S. District Court for the Eastern District of Washington.  The plaintiff has asserted claims with respect to equipment installed and used since 1999 for breach of contract; promissory estoppel; violations of the Washington Products Liability Act; breach of warranties; intentional or negligent misrepresentation; and violations of the Washington Consumer Protection Act and seeks recovery of damages in excess of $13 million.  The Company is vigorously defending this suit.  It is presently impossible for the Company to determine the ultimate outcome of this suit or whether its resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in this matter or to reasonably estimate the amount of any loss that may result from this matter.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it believes are adequate for estimated legal fees that it expects to incur associated with this matter.

Antitrust Litigation:  The Company is a co-defendant with Detroit Diesel Corporation and other Detroit Diesel distributors in two putative class action suits related to the Power Products business filed on February 9, 2005, Civil Action No. 05-616; Cumberland Truck Equipment Co. et al. v. Detroit Diesel Corp., et al. (the “Cumberland Litigation”), and Civil Action No. 05-625; Diamond International Trucks, Inc. et al. v. Detroit Diesel Corp., et al. (the “DIT Litigation”).  The suits were initially filed in the U.S. District Court for the Eastern District of Pennsylvania.  On November 14, 2005, the cases were transferred to the Eastern District of Michigan.  In the Cumberland Litigation, plaintiffs were dealers of Detroit Diesel parts whose agreements were terminated or not renewed on or after February 9, 2001.  The plaintiffs are claiming antitrust violations arising out of the termination or non-renewal of their dealer agreements.  In the DIT Litigation, plaintiffs are dealers of Detroit Diesel parts whose dealership classification was changed on or after February 9, 2001.  The plaintiffs in the DIT Litigation are claiming antitrust violations arising out of changes to the classification of their dealerships.  The Company is a distributor of Detroit Diesel parts and had a dealer agreement with one or more of the named plaintiffs in each suit.  The plaintiffs in each suit have also alleged price fixing and group boycott in violation of Section 1 of the Sherman Act and have made claims for treble damages and injunctive and other relief.  The Company is vigorously defending both suits.  It is presently impossible for the Company to determine the ultimate outcome of either suit or whether their resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it currently believes are adequate for estimated legal fees that it expects to incur associated with these matters.

Environmental Contingencies:  In 2001, the Company received from the U.S. Environmental Protection Agency (the “EPA”) a Request for Information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, for information pertaining to the R&H Oil Company Site in San Antonio, Texas (the “Site”).  Information provided to the Company by the EPA indicates that the Company may have sent waste oils to the Site for recycling in the late 1980s, and that such waste oils may potentially account for between one and two percent of the volume of total wastes received by the oil recycler at the Site.  Since the Company expects to receive a claim for cleanup and other costs related to this site, it has recorded accruals which it believes to be adequate at this time.  As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, changes in these and other factors may result in actual costs exceeding the amounts accrued.  While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity. The Company believes that the most likely outcome in this environmental matter is the expenditure of an immaterial amount of consideration as a contribution to the remediation effort.

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

Note 6 – Inventories

Summarized below are the components of inventories related to continuing operations, net of customer deposits (in thousands):

	October 29, 2005	January 31, 2005

Raw materials and spare parts	$15,721	$8,422
Work in process	5,739	9,381
Total Inventories	$21,460	$17,803

Inventory balances have increased since January 31, 2005 primarily due to the ATHL acquisition during the first quarter of Fiscal 2005.  See Note 3 for further discussion.

Note 7 – Earnings Per Share

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share as presented on the consolidated condensed statements of operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Numerator:
Earnings (loss) available to common shareholders
From continuing operations	$639	$8,489	$17,468	$27,361
From discontinued operations	2,711	(6,406)	2,876	(13,959)
Net earnings	$3,350	$2,083	$20,344	$13,402

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding	29,194	28,768	29,060	28,729
Effect of dilutive securities:
Employee and director stock options	480	418	495	372
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	29,674	29,186	29,555	29,101

Basic earnings per share:
From continuing operations	$0.02	$0.30	$0.60	$0.95
From discontinued operations	0.09	(0.23)	0.10	(0.48)
Net earnings per share	$0.11	$0.07	$0.70	$0.47

Diluted earnings per share:
From continuing operations	$0.02	$0.29	$0.59	$0.94
From discontinued operations	0.09	(0.22)	0.10	(0.48)
Net earnings per share	$0.11	$0.07	$0.69	$0.46

Number of shares under anti-dilutive stock options outstanding	410	1,000	410	1,009

Note 8 - Employee Pension and Other Benefit Plans

Effective July 1, 2003, the Company froze the benefits earned under its defined benefit pension plans and its defined benefit postretirement medical plan, with the exception of a small transition group.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  The defined benefit postretirement medical plan has been amended such that, effective January 1, 2006, prescription medication coverage will be discontinued for all participants who are both eligible for prescription drug benefits under Medicare and for whom Medicare is the primary payor.  This plan change has reduced the plan’s net periodic benefit cost beginning in Fiscal 2005.

The net periodic benefit cost associated with the Company’s defined benefit pension plans and defined benefit postretirement medical plan consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Service cost	$154	$183	$462	$549
Interest cost	1,988	1,888	5,964	5,664
Expected return on plan assets	(2,241)	(2,048)	(6,723)	(6,144)
Recognized actuarial loss	728	365	2,184	1,095
Net periodic benefit cost	$629	$388	$1,887	$1,164

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Interest cost	$40	$164	$120	$492
Amortization of deferred plan amendment gains	(363)	(191)	(1,089)	(573)
Recognized actuarial loss	125	73	375	219
Net periodic benefit cost (income)	$(198)	$46	$(594)	$138

The Company does not expect to make any contributions to its defined benefit pension plans during Fiscal 2005.

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

Our fiscal year begins on February 1 of the year stated and ends on January 31 of the following year.  For example, our “Fiscal 2005” commenced on February 1, 2005 and ends on January 31, 2006.  We report results on the fiscal quarter method with each quarter comprising approximately 13 weeks.  The third quarter of Fiscal 2005 commenced on July 31, 2005 and ended on October 29, 2005, and the third quarter of Fiscal 2004 commenced on August 1, 2004 and ended on October 30, 2004.

RESULTS OF OPERATIONS

Strategic Overview

In September 2003, we began a strategic review of all of our primary businesses in an effort to identify and implement necessary actions to enhance value for our shareholders. Between that time and January 2005, we exited the turnkey engineering, procurement and construction activities of the Distributed Energy Solutions segment; implemented numerous actions in the Power Products and Engineered Products segments aimed at improving profitability and sold the Airline Products business. During Fiscal 2005, we have continued to execute our action plan toward this objective, including completing one business divestiture and entering into definitive agreements to sell two other significant businesses.

In August 2005, we completed the sale of substantially all of the inventory, property, plant and equipment, distribution rights, and operations of four Power Products distribution locations in California.  As a result of this sale, we recorded a $3.1 million pre-tax charge during the second quarter of Fiscal 2005, which included a $3.3 million estimated withdrawal liability from a union pension plan.

On September 27, 2005, we entered into a definitive agreement with Hushang Ansary to sell substantially all operating assets and business of the Engineered Products Division for cash consideration of approximately $60 million and the assumption of certain liabilities, subject to adjustment based on assets delivered at closing.  On October 24, 2005, we entered into a separate definitive agreement with Mr. Ansary to sell substantially all remaining operating assets and business of the Power Products Division for cash consideration of approximately $180 million and the assumption of certain liabilities, subject to adjustment based on assets delivered at closing.  Both of these sales are expected to be completed during the fourth quarter of Fiscal 2005 subject to customary conditions and third party consents.  We expect to record a net gain on these sales, and we are currently evaluating how we will invest the proceeds from these transactions.

Upon completing the sales of the Power Products and Engineered Products businesses, we will primarily be engaged in the design, manufacture and service of tactical military vehicles and related products.  Consistent with this strategic direction, we have taken actions in Fiscal 2005 to expand our Tactical Vehicle Systems business.

In April 2005, we acquired all outstanding shares of Automotive Technik (Holdings) Limited (“ATHL”), the manufacturer of the Pinzgauer light tactical vehicle headquartered in the United Kingdom, for a total purchase price of approximately $48.2 million.  The acquisition of ATHL broadens our product offerings in the Tactical Vehicle Systems business and provides additional marketing opportunities worldwide.  ATHL currently has contracts to produce vehicles for the United Kingdom Ministry of Defence and the New Zealand Ministry of Defence, in addition to other programs worldwide.

Additionally, we received contract modifications from the U.S. Army in June 2005, valued at approximately $483 million.  These modifications are funded by the 2005 U.S. Congress Supplemental Spending Bill and added 3,016 truck and trailer deliveries to the current U.S. Army production contract.  Currently, we are expanding the capacity of our Sealy, Texas production facility in order to meet these additional order deliveries, which are scheduled from June 2006 to September 2008.

Continuing Operations

As a result of the planned divestitures of the Engineered Products and Power Products businesses and the resulting reclassification of these operating segments to discontinued operations, continuing operations primarily consist of the Tactical Vehicle Systems business, which manufactures the Family of Medium Tactical Vehicles (“FMTV”) and related armoring under contracts with the U.S. Army and provides sustaining design engineering, service and support.  With the ATHL acquisition described above, this business also manufactures Pinzgauer light tactical vehicles for the United Kingdom Ministry of Defence, the New Zealand Ministry of Defence and other customers.  Continuing operations also include certain corporate office expenses, including the facility-related costs of maintaining the corporate office, chief executive, legal, finance, internal audit, investor relations, human resources, tax and other similar costs.

Sales from continuing operations during the third quarter of Fiscal 2005 were $161.8 million, a $28.4 million (21%) increase from $133.4 million of sales recorded in the third quarter of Fiscal 2004.  For the first nine months of Fiscal 2005, sales were $531.5 million, a $118.6 million (29%) increase from $413.0 million recorded in the first nine months of Fiscal 2004.  The sales increase is primarily attributable to production of Low Signature Armored Cabs (“LSAC”) in Fiscal 2005.  A breakdown of unit deliveries follows:

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Trucks	704	683	2,042	2,177
Trailers	373	146	1,001	551
Low Signature Armored Cabs	230	—	1,703	—

We recorded $18.8 million of sales in the third quarter and $146.3 million in the first nine months of Fiscal 2005 associated with the LSAC production.  Additionally, we recorded $14.0 million of sales in the third quarter and $32.7 million in the first nine months of Fiscal 2005 attributable to Pinzgauer truck sales in our recently acquired U.K. manufacturing operation.  These sales increases were partially offset by declines in sales attributable to the U.S. Army FMTV production contracts.  Equipment sales under the FMTV contracts declined $23.0 million in the third quarter and $97.6 million in the first nine months of Fiscal 2005 from the comparable periods of Fiscal 2004, primarily due to lower truck volumes and lower pricing under the current FMTV production contract.  Parts and service sales increased to $37.6 million in the third quarter and $94.3 million in the first nine months of Fiscal 2005, compared to $18.9 million and $57.1 million, respectively, in the comparable periods of Fiscal 2004.  The increase in parts and service sales is primarily attributable to $9.0 million and $25.3 million of sales in the third quarter and first nine months of Fiscal 2005, respectively, related to vehicle reset programs awarded during Fiscal 2004, along with stronger spare parts requirements and sales generated by the recently acquired ATHL operation in Fiscal 2005.

Gross profit decreased to $6.4 million in the third quarter of Fiscal 2005 from $18.5 million in the third quarter of Fiscal 2004, reflecting a decline in gross profit margin from 13.8% to 4.0% on the higher revenue base.  For the first nine months of Fiscal 2005, gross profit decreased to $42.2 million from $61.2 million in the first nine months of Fiscal 2004, reflecting a decline in gross profit margin from 14.8% to 7.9%.  The decrease in gross profit margin for the third quarter and first nine months of Fiscal 2005 is primarily attributable to the transition to the current multi-year FMTV production contract, which began in the fourth quarter of Fiscal 2004.  Lower gross profit margins on the new FMTV production contract were partially offset by higher profit margins generated from the LSAC production.

Selling and administrative expenses, which include our corporate office expenses along with selling and product development expenses within the Tactical Vehicle Systems business, decreased to $4.7 million (2.9% of sales) in the third quarter of Fiscal 2005 from $6.2 million (4.6% of sales) in the third quarter of Fiscal 2004.  For the first nine months of Fiscal 2005, selling and administrative expenses decreased to $14.9 million (2.8% of sales) from $19.3 million (4.7% of sales) in the first nine months of Fiscal 2004.  Corporate office expenses declined to $3.4 million and $10.6 million in the third quarter and first nine months of Fiscal 2005, respectively, from $4.0 million and $13.1 million in the comparable periods of Fiscal 2004.  This decline in spending is the result of cost control programs combined with lower compliance costs associated with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  Selling and administrative expenses within the Tactical Vehicle Systems business declined to $1.3 million and $4.3 million in the third quarter and first nine months of Fiscal 2005, respectively, from $2.2 million and $6.2 million in the comparable periods of Fiscal 2004.  This decrease in spending is primarily attributable to LSAC product development costs incurred in Fiscal 2004, which did not recur in Fiscal 2005.

Net interest expense in the third quarter of Fiscal 2005 remained relatively unchanged from the third quarter of Fiscal 2004, as interest expense was substantially offset by interest earned on invested cash balances.  For the first nine months of Fiscal 2005 and Fiscal 2004, interest income exceeded interest expense, primarily due to of higher invested cash balances and higher interest rates on invested cash.

The effective tax rate was 37.3% in the first nine months of Fiscal 2005 compared to 33.9% for the first nine months of Fiscal 2004.  The increase in Fiscal 2005 effective tax rate includes the impact of certain non-deductible expenses.

During the first quarter of Fiscal 2005, the third program year of the current FMTV contract valued at $316 million was funded, extending production through September 2006.  Additionally, we received contract modifications from the U.S. Army in June 2005 valued at approximately $483 million.  These modifications were funded by the 2005 U.S. Congress Supplemental Spending Bill and added 3,016 truck and trailer deliveries between June 2006 and September 2008 to the U.S. Army production contract.  Consequently, total backlog for the Tactical Vehicle Systems business at October 29, 2005 was $1.1 billion, compared to $457 million at January 31, 2005.  While the additional contract modifications received in the second quarter of Fiscal 2005 will significantly increase anticipated sales volumes in Fiscal 2006 and Fiscal 2007, we are still in the process of assessing the net impact that this sales volume will have on future operating profits.

Scheduled deliveries for the fourth quarter of Fiscal 2005 currently include 937 trucks, 554 trailers and 62 LSAC units.  The current delivery schedule is subject to change at the request of the customer.  Expected operating margins on the components of backlog vary considerably among the numerous contracts and variants provided.  This variability is attributable to a number of factors including recent volatility in prices for steel and other commodities, base versus option production, the material content within each variant and other factors, many of which are not within our control.  Consequently, depending on the mix of vehicles, LSACs, parts and services delivered in each quarter, the operating margin could vary significantly from one fiscal quarter to the next.  Operating margins may also be impacted by additional contract awards and modifications, the level of engineering service and spare parts provided, and the timing and recognition of other costs and revenues during each period.

Discontinued Operations

As noted above, pursuant to the definitive agreements to sell substantially all assets and operations of the Power Products and Engineered Products businesses, the assets and liabilities, along with the results of operations for these two operating segments have been re-classified to discontinued operations for all periods presented.  In addition, discontinued operations include the results of our exited Distributed Energy Solutions and Airline Products businesses, as well as certain Power Products distribution locations in California which were sold in August 2005 and costs associated with retained obligations associated with our discontinued blowout preventer and controls, valve and drilling riser business, which was sold during Fiscal 2002.

Sales and operating loss in the three and nine months ended October 29, 2005 and October 30, 2004 from discontinued operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Sales
Power Products	$142,693	$129,813	$411,275	$374,212
Engineered Products	50,025	25,799	119,064	65,989
Airline Products	—	26,750	—	73,558
Distributed Energy Solutions	1,554	2,560	5,415	13,239
Total Sales	$194,272	$184,922	$535,754	$526,998

Operating profit (loss)
Power Products	$4,501	$3,705	$9,877	$6,267
Engineered Products	3,593	(10,389)	7,687	(13,156)
Airline Products	(3,026)	(195)	(7,023)	(676)
Distributed Energy Solutions	(860)	(5,084)	(6,278)	(15,848)
Total operating profit (loss)	$4,208	$(11,963)	$4,263	$(23,413)

Power Products

The Power Products business, which is responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded sales of $142.7 million in the third quarter of Fiscal 2005, a $12.9 million (10%) increase from $129.9 million recorded in the third quarter of Fiscal 2004.  For the first nine months of Fiscal 2005, the Power Products business recorded sales of $411.3 million, a $37.1 million (10%) increase from $374.2 million recorded in the first nine months of Fiscal 2004.

The improved sales volume in the third quarter and first nine months of Fiscal 2005 from the comparable periods of Fiscal 2004 is primarily attributable to improved pricing and sales execution along with general improvements in the heavy equipment markets we serve.  These improvements are partially offset by a decline in sales volume associated with the four California locations which were exited in August 2005.  As a result of this exit, sales from the affected locations declined by $12.3 million in the third quarter of Fiscal 2005 compared to the third quarter of Fiscal 2004.

The Power Products business recorded an operating profit of $4.5 million in the third quarter of Fiscal 2005 compared to $3.7 million in the third quarter of Fiscal 2004.  For the first nine months of Fiscal 2005, this business recorded an operating profit of $9.9 million compared to $6.3 million in the comparable period of Fiscal 2004.  The improvement in operating profit in Fiscal 2005 is primarily attributable to the additional gross profit generated by the higher sales volume while selling and administrative expenses have remained relatively flat to comparable periods of Fiscal 2004.  This improvement in operating results is partially offset by a $3.1 million pre-tax charge recorded in Fiscal 2005 relating to the exit of the four California locations.  This charge included the estimated withdrawal liability from a union pension plan and a reduction in the carrying value of the net assets of this business to their fair value less selling costs.

Excluding the California operations, which were sold in August 2005, our order backlog in the Power Products business has increased to $92.6 million at October 29, 2005 compared to $39.3 million at January 31, 2005.

Engineered Products

The Engineered Products business consists of two primary product lines, petroleum equipment and utilities equipment.  The petroleum equipment operation manufactures equipment primarily for the well stimulation segment of the oil service industry.  The utilities equipment products include mobile railcar movers, snowblowers and off-road seismic vehicles.  This business also includes retained obligations attributable to the blowout preventer and drilling riser business that was sold in Fiscal 2002.  Engineered Products sales increased to $50.0 million in the third quarter of Fiscal 2005 from $25.8 million in the third quarter of Fiscal 2004, representing an increase of $24.2 million (94%).  For the first nine months of Fiscal 2005, the Engineered Products business recorded sales of $119.1 million, an increase of $53.1 million (80%) from the $66.0 million of sales recorded in the comparable period of Fiscal 2004.  The sales increase resulted from the continued progress and execution of several large petroleum equipment orders that were received over the past year.

Operating profit for the third quarter of Fiscal 2005 was $3.6 million, a $14.0 million improvement from the $10.4 million operating loss in the third quarter of Fiscal 2004.  The improvement in operating profit is primarily attributable to the Fiscal 2004 settlement of outstanding litigation related to the exited blowout preventer and drilling riser business, which resulted in a $11.2 million pre-tax charge.  The remaining $2.8 million improvement from the third quarter of Fiscal 2004 is primarily attributable to the increased sales volume.

For the first nine months of Fiscal 2005, operating profit was $7.7 million, a $20.9 million improvement from the $13.2 million operating loss for the first nine months of Fiscal 2004.  The Fiscal 2004 results include the $11.2 million charge related to the litigation settlement described above, as well as a $0.6 million gain associated with the disposal of an idle manufacturing facility.  The remaining $10.3 million improvement is primarily attributable to the increased sales volume along with margin improvements realized through pricing and manufacturing and other cost reductions on the Fiscal 2005 equipment projects.

Our order backlog in the Engineered Products business was $106.5 million at October 29, 2005 compared to $91.9 million at January 31, 2005.

Airline Products

During the fourth quarter of Fiscal 2004, we sold substantially all of the assets and business of the Airline Products segment for proceeds of $60 million as well as the assumption of certain liabilities, subject to final adjustment based on the amount of working capital conveyed at closing.  In November 2005, we reached an agreement with the buyer regarding certain contractual issues related to the sale, pursuant to which we agreed to refund $4.0 million of purchase price to the buyer.  Primarily as a result of this dispute, we recorded pre-tax charges of $3.0 million and $7.0 million during the third quarter and first nine months of Fiscal 2005, respectively.

Distributed Energy Solutions

During Fiscal 2003, we announced our decision to discontinue the turnkey engineering, procurement and construction activities of the Distributed Energy Solutions segment.  The continued wind-down activities associated with retained warranty and other contractual obligations of this business are reflected in discontinued operations.  The operating loss for the first nine months of Fiscal 2005 includes a $4.3 million pre-tax charge related to the settlement of a customer dispute during the second quarter of Fiscal 2005.

UNFILLED ORDERS

The Company’s unfilled orders consist of written purchase orders and signed contracts.  Historically, cancellations are rare; however, these unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions.  Purchase options are not included in unfilled orders until exercised.  Due to the inherent uncertainties of the Congressional appropriations process, the Company includes only the funded portions of awarded U.S. government contracts in unfilled orders.  Unfilled orders relating to continuing operations increased to $1.121 billion, at October 29, 2005, from $457 million at January 31, 2005.

Unfilled orders at October 29, 2005 consisted primarily of vehicle production funded under the FMTV contract, production of Pinzgauer trucks in the recently-acquired U.K. operation and uncompleted reset contracts for vehicles ongoing in Sealy and Ft. Hood, Texas.  During the first quarter of Fiscal 2005, the third program year of the FMTV contract was funded, extending production through September 2006 and increasing backlog by $316 million. During the second quarter of Fiscal 2005, we received contract modifications from the U.S. Army resulting from the 2005 U.S. Congress Supplemental Spending Bill, increasing backlog by $483 million.

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

In January 2005, we entered into a $100 million unsecured revolving credit facility which expires in January 2009.  No borrowings have been made under this facility, which in effect replaced a $150 million revolving credit facility that expired in January 2004.  The revolving credit facility has a $25 million sub-facility which may be used for letters of credit.  Approximately $7.1 million in letters of credit under the revolving credit facility were outstanding at October 29, 2005 and $92.9 million was available for borrowing.

This revolving credit facility was issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, sales of assets and other items, and require us to maintain a minimum fixed charge coverage ratio and maximum leverage ratio.  Based on our financial condition as of October 29, 2005, the restrictions imposed by the Company’s revolving credit facility do not currently restrict our ability to meet our obligations or to declare and pay dividends at historical levels.

We have $25.0 million in unsecured senior notes outstanding, which bear interest at a rate of 7.38% and are due and payable in May 2006.  The senior notes agreement contains certain restrictions, including a maximum debt-to-total capitalization covenant.  The restrictions imposed by our senior notes do not restrict our ability to meet our obligations or to declare and pay dividends at historical levels.

To facilitate the purchase of new and used inventory for our Freightliner truck dealership in the discontinued Power Products business, we entered into a floor plan financing agreement with a commercial bank during Fiscal 2004.  The secured facility, which matures in December 2005, allows for short-term borrowings up to $3.0 million, of which $1.8 million and $0.5 million were outstanding at October 29, 2005 and January 31, 2005, respectively, which are classified as liabilities of discontinued operations.  Advances under this facility bear interest at the prime rate.

In addition, our South American subsidiaries in the discontinued Power Products business had foreign currency bank notes payable totaling $0.7 million and $1.1 million at October 29, 2005 and January 31, 2005, respectively, which are classified as liabilities of discontinued operations.  Such notes payable consist of renewable, secured loans for the purpose of financing our South American operations.  These loans are denominated in local currency (Colombian Pesos and Venezuelan Bolivars) and are secured by letters of credit issued by us and principally bear market-based variable rates of interest.  We use foreign denominated debt to limit our exposure to foreign currency exchange rate fluctuations on our South America operations.

As a result of the ATHL acquisition in the first quarter of Fiscal 2005, our U.K. subsidiaries have $1.9 million of notes payable at October 29, 2005, which are denominated in British pounds.  These notes include $1.7 million of deferred consideration payable to ATHL’s former shareholders, bearing interest at 2% per annum, and $0.2 million of assumed capital lease obligations.

We incurred $9.0 million of capital spending during the first nine months of Fiscal 2005 compared to $6.6 million for the comparable period in Fiscal 2004.  This higher capital spending is required to increase production capacity in order to meet the required delivery schedule under the FMTV contract modifications resulting from the 2005 U.S. Congress Supplemental Spending Bill.  The higher production capacity will require total capital expenditures of approximately $25 million for additional equipment and buildings to be committed through the first half of Fiscal 2006.

Pursuant to the definitive agreements to sell substantially all of the operating assets and operations of the Power Products and Engineered Products businesses, we expect to receive cash payments at closing of $240 million, subject to adjustment based on the assets delivered at closing.  We expect both of these transactions to be completed during the fourth quarter of Fiscal 2005, subject to customary conditions and third party consents.

Statements of Cash Flows Data

	Three Months Ended		Nine Months Ended
(In thousands)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net cash provided by (used in):
Operating activities	$(13,265)	$(11,358)	$(41,415)	$34,087
Investing activities	2,710	685	(35,397)	(5,798)
Financing activities	(191)	(2,376)	(1,553)	(6,002)
Effect of exchange rate changes on cash	348	—	(57)	—
Increase (decrease) in cash and cash equivalents	$(10,398)	$(13,049)	$(78,422)	$22,287

Selected Balance Sheet Data

(In thousands)	October 29, 2005	January 31, 2005
Cash, cash equivalents, and short-term investments	$60,883	$130,995
Working capital	254,612	305,773
Total debt	26,950	25,000

Total cash flows improved $2.7 million during the third quarter of Fiscal 2005 compared to the third quarter of Fiscal 2004.  Net cash used in operating activities increased by $1.9 million primarily as a result of increased cash usage for inventory and recoverable cost and accrued profits not yet billed in the discontinued operations, partially offset by the timing of progress payments related to the U.S. Army production contracts which provided $19.6 million of cash.  Investing activities provided $2.7 million of net cash in the third quarter of Fiscal 2005 compared to $0.7 million of net cash provided in the third quarter of Fiscal 2004.  This $2.0 million change is primarily attributable to $9.4 million of proceeds from the sale of four Power Products locations in August 2005, partially offset by a $3.3 million decline in cash provided from short-term investment maturities, along with a $4.1 million increase in capital expenditures resulting from our expansion of production capacity at our Tactical Vehicle Systems facility in Sealy, Texas.  Financing activities used $0.2 million of cash in the third quarter of Fiscal 2005 compared to $2.4 million in Fiscal 2004, with the decrease being primarily attributable to increased proceeds from the exercise of employee stock options.

For the first nine months of Fiscal 2005, total cash flows decreased by $100.7 million compared to the first nine months of Fiscal 2004.  Operating activities contributed $75.5 million to this decrease, including $63.8 million attributable to discontinued operations, resulting primarily from a $51.3 million increase in inventory and recoverable costs and accrued profits not yet billed within the Engineered Products and Power Products businesses.  All other operating activities generated the remaining $11.7 million decrease.

Investing activities consumed $35.4 million in the first nine months of Fiscal 2005, compared to $5.8 million in the first nine months of Fiscal 2004.  This $29.6 million change is primarily attributable to the ATHL acquisition in Fiscal 2005, which consumed $42.8 million, partially offset by the $9.4 million of proceeds from the sale of Power Products locations in California.

Cash used in financing activities decreased by $4.4 million, primarily as a result of increased proceeds from the exercise of stock options.

Total cash and short-term investments declined to $60.9 million at October 29, 2005 from $131.0 million at January 31, 2005.  The decline in cash is primarily attributable to a $41.8 decrease in billings in excess of incurred costs relating to the execution of LSAC production during Fiscal 2005 under contracts that provided advance payments in Fiscal 2004.  Additionally, the acquisition of ATHL during the first quarter consumed $42.8 million. These reductions in cash are partially offset by net earnings of $21.9 million and adjustments for non-cash items.

The $51.2 million decline in working capital is also driven by the ATHL acquisition described above, along with the reclassification of $25.0 million of senior notes payable May 2006 to current liabilities.   The ATHL acquisition is also responsible for the $2.0 million increase in total debt.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our quantitative and qualitative disclosures about market risk for changes in interest rates and foreign exchange risk are incorporated by reference in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2005.  Our market risks have not materially changed since that report was filed, except as noted below.  The following changes in market risk have occurred during Fiscal 2005, primarily resulting from the acquisition of ATHL.

Foreign Currency Risk

During the first quarter of Fiscal 2005, the Company acquired all outstanding shares of ATHL, a light tactical vehicle manufacturer headquartered in the United Kingdom, for a total purchase price, denominated in British pounds, of approximately $48.2 million.   The functional currency for ATHL is the British pound.  In connection with the acquisition, the Company established a British pound denominated inter-company note in the amount of £12.5 million (approximately $22.2 million at October 29, 2005), which is to be repaid in annual installments through December 2009, and entered into a series of forward foreign exchange contracts to mitigate the exposure related to the inter-company notes receivable denominated in British pounds.

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

Fluctuations in currency exchange rates may also impact the Company’s shareholders’ equity.  Amounts invested in the Company’s non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the end of the reporting period.  The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments.  With regard to the ATHL acquisition, the intercompany note and hedging program described above are intended to mitigate the exposure related to £12.5 million, or $23.5 million of the original purchase price.  The remaining portion of the initial investment is impacted by fluctuations in the U.S. dollar equivalent to the British pound.

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

Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the third quarter of Fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company is a defendant in a suit filed in 1996 under the qui tam provision of the False Claims Act, United States of America, ex rel. Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the U.S. District Court for the Southern District of Texas, Houston Division.  The plaintiff’s complaint seeks penalties and damages in an unspecified amount.  The suit alleges that the Company made false statements and certifications in connection with claims for payment for medium tactical vehicles delivered to the U.S. Army before 1998, and that the vehicles were substandard because of corrosion problems.  Following an investigation by the Justice Department, the United States declined to intervene in the suit.  In February 2004, the District Court found in favor of the Company and dismissed all of the plaintiff’s claims by summary judgment without proceeding to trial.  The plaintiff filed a notice of appeal in March 2004 in the U.S. Court of Appeals for the Fifth Circuit, No. 04-20209.  On August 8, 2005, a panel of the Fifth Circuit issued an opinion affirming the district court’s summary judgment order.  On November 8, 2005, the plaintiff filed a petition for writ of certiorari with the U.S. Supreme Court, asking that the Fifth Circuit opinion be overturned.  The Company believes the writ of certiorari is unlikely to be successful; however, until all issues are exhausted, the Company’s consolidated results of operations, financial position and liquidity could still be affected by this suit.

Klickitat Litigation:  The Company and several of its subsidiaries in the Distributed Energy Solutions business are defendants in a suit filed by the Klickitat County Public Utility District No. 1 on December 11, 2003 arising out of claims relating to a landfill gas power generation facility in Roosevelt, Washington, Cause No. CY-03-3175-LRS; Klickitat County Public Utility District No. 1 v. Stewart & Stevenson Services, Inc., Stewart & Stevenson Power, Inc., Sierra Detroit Diesel Allison, Inc., Pamco International, Inc. and Waukesha Engine Dresser, Inc.; in the U.S. District Court for the Eastern District of Washington.  The

plaintiff has asserted claims with respect to equipment installed and used since 1999 for breach of contract; promissory estoppel; violations of the Washington Products Liability Act; breach of warranties; intentional or negligent misrepresentation; and violations of the Washington Consumer Protection Act and seeks recovery of damages in excess of $13 million.  The Company is vigorously defending this suit.  It is presently impossible for the Company to determine the ultimate outcome of this suit or whether its resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in this matter or to reasonably estimate the amount of any loss that may result from this matter.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it believes are adequate for estimated legal fees that it expects to incur associated with this matter.

Antitrust Litigation:  The Company is a co-defendant with Detroit Diesel Corporation and other Detroit Diesel distributors in two putative class action suits related to the Power Products business filed on February 9, 2005, Civil Action No. 05-616; Cumberland Truck Equipment Co. et al. v. Detroit Diesel Corp., et al. (the “Cumberland Litigation”), and Civil Action No. 05-625; Diamond International Trucks, Inc. et al. v. Detroit Diesel Corp., et al. (the “DIT Litigation”).  The suits were initially filed in the U.S. District Court for the Eastern District of Pennsylvania.  On November 14, 2005, the cases were transferred to the Eastern District of Michigan.  In the Cumberland Litigation, plaintiffs were dealers of Detroit Diesel parts whose agreements were terminated or not renewed on or after February 9, 2001.  The Company is a distributor of Detroit Diesel parts and had a dealer agreement with one or more of the named plaintiffs.  The plaintiffs are claiming antitrust violations arising out of the termination or non-renewal of their dealer agreements.  The plaintiffs have also alleged price fixing and group boycott in violation of Section 1 of the Sherman Act.  The plaintiffs have made claims for treble damages and injunctive and other relief.  In the DIT Litigation, plaintiffs are dealers of Detroit Diesel parts whose dealership classification was changed on or after February 9, 2001.  The Company also had a dealer agreement with one or more of these plaintiffs.  The plaintiffs are claiming antitrust violations arising out of changes to the classification of their dealerships.  The plaintiffs have also alleged price fixing and group boycott in violation of Section 1 of the Sherman Act.  The plaintiffs have made claims for treble damages and injunctive and other relief.  The Company is vigorously defending both suits.  It is presently impossible for the Company to determine the ultimate outcome of either suit or whether their resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity.  The Company is presently unable to determine whether a material liability has been incurred in these matters or to reasonably estimate the amount of any loss that may result from these matters.  Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation.  The Company has, however, recorded accruals that it currently believes are adequate for estimated legal fees that it expects to incur associated with these matters.

Environmental Contingencies:  In 2001, the Company received from the U.S. Environmental Protection Agency (the “EPA”) a Request for Information under Section 104(e) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, for information pertaining to the R&H Oil Company Site in San Antonio, Texas (the “Site”).  Information provided to the Company by the EPA indicates that the Company may have sent waste oils to the Site for recycling in the late 1980s, and that such waste oils may potentially account for between one and two percent of the volume of total wastes received by the oil recycler at the Site.  Since the Company expects to receive a claim for cleanup and other costs related to this site, it has established reserves which it believes to be adequate at this time.  As additional facts are developed and definitive remediation plans and necessary regulatory approvals for implementation of remediation are established, changes in these and other factors may result in actual costs exceeding the current environmental reserves.  While uncertainties are inherent in the final outcome of these environmental matters, and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties should not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity. The Company believes that the most likely outcome in this environmental matter is the expenditure of an immaterial amount of consideration as a contribution to the remediation effort.

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

10.1

Asset Purchase Agreement dated September 27, 2005, by and among Stewart & Stevenson Services, Inc., Stewart & Stevenson Petroleum Services, Inc., Stewart & Stevenson International, Inc., Sierra Detroit Diesel Allison, Inc., and S & S Trust, as sellers, and Hushang Ansary, as buyer.*

10.2

Asset Purchase Agreement dated October 24, 2005, by and among Stewart & Stevenson Services, Inc., IPSC Co. Inc., Stewart & Stevenson Holdings, Inc., Stewart & Stevenson De Las Americas, Inc., Stewart & Stevenson International, Inc., Stewart & Stevenson Power, Inc., and S & S Trust, as sellers, and Hushang Ansary, as buyer.*

31.1	Chief Executive Officer Certification.

31.2	Chief Financial Officer Certification.

32.1	Statement of Max L. Lukens, Chief Executive Officer, and John B. Simmons, Chief Financial Officer, furnished pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended.

*Certain portions omitted pursuant to a request for confidential treatment.  The omitted material has been filed separately with the Securities and Exchange Commission.  The representations and warranties of the Company contained in these two Asset Purchase Agreements speak only as of the date of the agreement, and have been made solely for purposes of risk allocation and to provide contractual rights and other remedies.  They should not be relied upon as necessarily representing the actual state of affairs of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of December 2005.

STEWART & STEVENSON SERVICES, INC.

By:	/s/ Max L. Lukens
Max L. Lukens
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John B. Simmons
John B. Simmons
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ L. Scott Biar
L. Scott Biar
Controller and Chief Accounting Officer
(Principal Accounting Officer)