Form 10-K
period 2006-01-31
STEWART & STEVENSON SERVICES INC
filed 2006-04-13
CIK 94328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended January 31, 2006 (“Fiscal 2005”) or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer ☐ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of voting securities held by non-affiliates of the registrant as of July 30, 2005, the date of the registrant’s most recently completed second fiscal quarter, was $639,225,087, based upon the closing price of the registrant’s common stock on the New York Stock Exchange as of such date.

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 5, 2006:

Common Stock, Without Par Value:  29,495,398 Shares

PART I

FORWARD LOOKING STATEMENTS

Certain of the statements contained in this document, including those made under the captions “Business,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Other than statements of historical fact included herein, all statements herein, including in particular, but not limited to, statements regarding potential future products and markets, our future financial position or results of operations, business strategy, other plans and objectives for future operations, relating to trends, expressing our belief, referring to expectations, relating to future margins, referring to backlogs as to future product deliveries, relating to long-term contracts in progress or using the words “should,” “could,” “may,” and words of similar import and prospective focus, are forward-looking statements. We can give no assurance that any forward-looking statement of ours will prove to have been correct and such statements are not guarantees of future performance. They involve certain risks, uncertainties and assumptions that are difficult to predict, and actual outcomes and results may differ materially from what is expressed or forecasted or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Specific important factors that could cause actual results, performance, or achievements to differ materially from our forward-looking statements, and that otherwise may affect our operations, are identified below. All written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by such factors.

Item 1. Business.

Stewart & Stevenson Services, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Stewart & Stevenson”) was founded in Houston, Texas in 1902 and was incorporated under the laws of the State of Texas in 1947. Since its beginning, the Company has been primarily engaged in the custom fabrication of engine-driven products. At the beginning of Fiscal 2004, the Company operated in five business segments: the Tactical Vehicle Systems segment, the Power Products segment, the Engineered Products segment, the Airline Products segment, and the Distributed Energy Solutions segment. The Company announced its plan to exit the Distributed Energy Solutions business in September 2003 and, after substantial progress in the wind-down activities, the Company reported this segment as a discontinued operation in the fourth quarter of Fiscal 2004. The Company sold the Airlines Products business in January 2005 for $56 million, after adjustment, plus the assumption of certain liabilities. In January 2006, the Company completed the sale of substantially all the operating assets and business of the Power Products segment and the Engineered Products segment for cash consideration of approximately $283 million, after adjustment, and the assumption of certain liabilities, leaving the Company with the Tactical Vehicle Systems business described below.

On February 27, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Armor Holdings, Inc. (“Armor Holdings”) and one of its wholly-owned subsidiaries, pursuant to which Armor Holdings agreed to acquire all of the outstanding common stock of the Company for $35.00 per share in a cash merger transaction. Upon completion of the merger, the Company will be a subsidiary of Armor Holdings and there will be no further market for the Company’s common stock. The transaction is subject to Company shareholder approval, the expiration or termination of the Hart-Scott-Rodino waiting period and other customary conditions. Under specified circumstances, if the Merger Agreement is terminated, the Company would be required to pay Armor Holdings a termination fee. In addition, the Merger Agreement contains conditions to Armor Holdings’ obligations to consummate the merger, including the absence of a material adverse change (as defined in the Merger Agreement) since the date of the Merger Agreement. The Company has scheduled a special meeting of shareholders for May 9, 2006 to consider and vote upon the proposed merger. The Company anticipates that the transaction will close during the second quarter of Fiscal 2006. See “Legal Proceedings.”

The Company’s Tactical Vehicle Systems business assembles the Family of Medium Tactical Vehicles (“FMTV”) under contracts with the U.S. Army, and provides sustaining design engineering, service and support. The initial FMTV contract was awarded in 1991 and called for the production of approximately 11,200 2-1/2-ton and 5-ton trucks in several configurations, including troop carriers, wreckers, cargo trucks, vans and dump trucks. Production pursuant to the initial FMTV contract was completed as of January 31, 1999.

During October 1998, the Company received a second multi-year contract from the U.S. Army that provided for continued production of the FMTV through December 2004, including exercised option years. Production under the second contract, including all option years, totaled approximately 11,491 trucks and 2,292 trailers, with a total contract value of $2.05 billion.

In April 2003, the Company received a third multi-year contract from the U.S. Army that provided for continued production of the FMTV through September 2008. Base production under the third contract includes 7,063 trucks and 3,826 trailers at an initial contract value of approximately $1.2 billion. The U.S. Army also has the option to order up to an additional 10,889 units over the term of the contract, which could extend production beyond September 2008 depending on options exercised. Base production under this contract has been funded by the U.S. government through September 2007, and as of March 31, 2006, the U.S. Army has exercised options for 3,382 trucks and 1,702 trailers under this contract.

During Fiscal 2004 and early Fiscal 2005, the Company received additional contract awards, which supplement the FMTV production under the U.S. Army contract. These awards included contracts for the production of 1,743 Low Signature Armored Cabs (“LSAC”) for use on the FMTV, which had a total contract value of approximately $153 million. Additionally, the Company received contract awards from the U.S. Army and Lear Siegler, Inc. to “reset” vehicles that have sustained damage in support of Operation Iraqi Freedom and Operation Enduring Freedom. Under these contracts, the Company has reset approximately 1,254 FMTVs which have been placed in service since 1992, along with 186 of the U.S. Army’s Heavy Expanded Mobility Tactical Trucks (“HEMTT”) to their full operational standards. The total contract value under the reset contracts is approximately $76 million. The LSAC contracts and the reset contracts began in Fiscal 2004 and were substantially completed during Fiscal 2005.

The Company also received modifications to the FMTV contract from the U.S. Army in June 2005, valued at approximately $483 million. These modifications, which were funded by the 2005 U.S. Congress Supplemental Spending Bill, added 3,016 truck and trailer deliveries to the contract, including the exercise of options for 1,310 of the trucks and trailers described above. The Company is currently expanding the capacity of its Sealy, Texas production facility in order to meet these additional order deliveries, which are scheduled from June 2006 to September 2008. Total capital expenditures related to the expansion are expected to be approximately $25 million, approximately $13 million of which was incurred in Fiscal 2005. The expansion is expected to be completed by mid-2006.

In April 2005, the Company acquired all outstanding shares of Automotive Technik (Holdings) Limited (“ATHL”), the manufacturer of the Pinzgauer light tactical vehicle headquartered in the United Kingdom, for a total purchase price of approximately $48.2 million. The acquisition of ATHL broadens the Company’s product offerings and provides additional marketing opportunities worldwide. ATHL currently has contracts to produce vehicles for the United Kingdom Ministry of Defence and the New Zealand Ministry of Defence, in addition to other programs worldwide.

The U.S. government is the Company’s primary customer, accounting for over 85% of its sales from continuing operations. The FMTV contracts are subject to termination at the election of the customer and provide for termination charges that would reimburse the Company for allowable costs, but not necessarily all costs incurred. The loss of this customer would have a material adverse effect on the Company’s future financial condition and results of operations.

The Company also sells the FMTV to other government contractors as a platform for installation of other equipment which is then resold to the U.S. Armed Forces. The Company also has sold vehicles to branches of the U.S. Armed Forces other than the U.S. Army, and believes there will be opportunities to sell additional vehicles to the U.S. Army, other branches of the U.S. Armed Forces and the armed forces of certain foreign countries.

The FMTV incorporates engines, transmissions, axles and a number of other components that are specified by the U.S. Army and are available only from the source or sources selected by the U.S. Army. In addition, the Company uses other suppliers for certain components of the FMTV, some of which are small businesses that are not well capitalized. Interruption in the supply of any of these components, for any reason, could have a material adverse effect on the results of operations of the Company. The Company believes that the U.S. Army would compensate the Company for any delays arising from the interruption in the supply of source-specified components under the FMTV contracts.

COMPETITION

The Company’s primary competitor for U.S. sales is Oshkosh Truck Corporation. In addition to Oshkosh, the Company’s primary competitors for international contracts for the sale of vehicles to foreign governments include DaimlerChrysler AG, Tatra, MAN and other companies that may have greater international recognition as vehicle manufacturers than the Company.

Competition involves pricing, delivery, quality, vehicle reliability and readiness, range of products and services, technology and other factors. Some of the Company’s competitors have greater financial resources than the Company. The Company believes that its reputation for on-time delivery, quality engineering, vehicle reliability and readiness are important to the Company’s market position.

INTERNATIONAL OPERATIONS

International operations are subject to risks caused by political and economic factors such as foreign governmental decrees, currency exchange rate volatility and inflation. The Company maintains operations in the United Kingdom, and historically had operations in other foreign jurisdictions, including Colombia, Venezuela and Argentina. The Company monitors the political and economic developments in those countries.

UNFILLED ORDERS

The Company’s unfilled orders consist of written purchase orders and signed contracts. Historically, cancellations are rare; however, these unfilled orders are generally subject to cancellation or modification due to customer relationships or other conditions. Purchase options are not included in unfilled orders until exercised. Due to the inherent uncertainties of the Congressional appropriations process, the Company includes only the funded portions of awarded U.S. government contracts in unfilled orders. Unfilled orders relating to continuing operations increased to $957.8 million at January 31, 2006, from $456.6 million at January 31, 2005. Approximately $737 million of the unfilled orders at January 31, 2006 are expected to be recognized as sales in Fiscal 2006.

Unfilled orders at January 31, 2006 consisted primarily of vehicle production funded under the FMTV contract, production of Pinzgauer trucks in the U.K. operation and uncompleted reset contracts for vehicles ongoing in Sealy and Ft. Hood, Texas. During the first quarter of Fiscal 2005, the third program year of the FMTV contract was funded, extending production through September 2006 and increasing backlog by $316 million. During the second quarter of Fiscal 2005, we received contract modifications from the U.S. Army resulting from the 2005 U.S. Congress Supplemental Spending Bill, increasing backlog by $483 million. During the first quarter of Fiscal 2006, the fourth program year of the FMTV contract was funded, extending production through September 2007 and increasing backlog by approximately $344 million.

ENVIRONMENTAL MATTERS

The Company’s operations are subject to numerous local, state and federal laws and regulations, including the regulations promulgated by the Occupational Safety and Health Administration, the U.S. Environmental Protection Agency and the U.S. Department of Transportation. The Company believes that it is in substantial compliance with these laws and regulations. In addition, the costs and expenditures related to compliance and remedial action under these laws and regulations were not material in Fiscal 2005, 2004 or 2003, and the Company currently expects that such costs and expenditures will not be material in Fiscal 2006.

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

EMPLOYEES

As of January 31, 2006, the Company employed approximately 1,245 full and part-time employees, none of which were represented by collective bargaining agreements. In the normal course of business, the Company utilizes the services of subcontractors. The Company believes that its employee relations are generally satisfactory.

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

The information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Potential Sale of the Company:  For additional information with respect to the potential merger with Armor Holdings, see the second paragraph of “Item 1. Business.”

Risks of Dependence on Government and Failure to Obtain New Government Contracts:  Because the U.S. government is one of our key customers, decreased government spending or termination of significant government programs could adversely affect our business. U.S. government contracts account for a substantial portion of our annual revenues and operating income. In November 2004, we began full rate production under a third multi-year contract with the U.S. Army that provides for continued production of the FMTV through September 2008 at an initial contract value of $1.1 billion, excluding the exercise of any production options. Funding of the FMTV contract beyond September 2007 is subject to the inherent uncertainties of Congressional appropriations. As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the FMTV contract must be funded annually by the U.S. Army and may be terminated at any time for the convenience of the government. If the FMTV contract is terminated, other than for our default (in which event there could be serious adverse consequences and claims made against us), the contract includes a provision under which we will be reimbursed for certain allowable costs, but not necessarily for all costs incurred.

We have realized and expect to continue to realize lower margins under the third multi-year contract than under the FMTV contract completed in the fourth quarter of Fiscal 2004. There can be no assurance as to whether future governmental spending will adequately support our business in this area, and substantial decreases in government spending, the loss of the U.S. government as a customer or the cancellation of key significant government programs could materially and adversely affect our operations. Even if government spending in general continues at current levels, we are not assured that we can compete effectively as to the receipt of specific government orders and contract awards or as to the timing thereof. The U.S. Army is our primary customer, accounting for over 85% of our sales from continuing operations. The loss of this customer would have a material adverse effect on our consolidated financial condition and results of operations. In our forward-looking statements, we have assumed that we will continue to have satisfactory performance in our government contracting business.

Inherent Risks of Government Contracts:  Government contracts present us with numerous special risks that are inherent in their nature and that could adversely affect our operations. Major contracts for military systems are often “fixed-price” contracts that are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. Our ultimate profitability on such contracts may depend on the eventual outcome of an equitable settlement of contractual issues with the U.S. government. Furthermore, there are significant risks in projecting actual costs on multi-year fixed-price government contracts because of unforeseen factors, including price and wage inflation and supply shortages. While we attempt to negotiate supply contracts with key suppliers that are synchronized with our long-term fixed-price obligations, we are not able to do that with a precision that eliminates risks that our actual costs of necessary items will not exceed the costs taken into account in the original contract pricing. Further, as to some suppliers and some items we do not have contracts that are synchronized at all with our long-term fixed-price obligations. As to such items, which include raw materials such as steel, as to which there have been recent substantial price increases, we are at continuous risk that we will have cost increases that were not taken into account in our contract pricing.

Our government contract operations are subject to U.S. government investigations of business practices and cost classifications from which legal or administrative proceedings can result. Based on government procurement regulations, under certain circumstances a contractor can be fined, as well as suspended or debarred from government contracting. In that event, we would also be prohibited from selling equipment or services to customers that depend on loans or financial commitments from the Export Import Bank, Overseas Private Investment Corporation and similar government agencies during a suspension or debarment. In such events we might otherwise not be able to receive the benefits of federal assistance payments during a suspension or debarment. The U.S. Customs Service and the Department of Justice have conducted an investigation of potential violations by us of laws relating to the export of controlled military vehicles, weapons mounting systems and firearms. Such investigation could result in the filing of civil or administrative sanctions against us and/or individual employees, and could result in a suspension or debarment. In our forward-looking statements, we have assumed our reasonable management of risks inherent in our government contracting business, and that we will not experience a materially adverse outcome in any U.S. government investigations.

Risks of Supply Interruptions:  The FMTV incorporates engines, transmissions, axles and a number of other components that are specified by the U.S. Army and are available only from the source or sources selected by the U.S. Army. Identifying additional or replacement suppliers approved by the U.S. Army for any of the numerous components used in the FMTV may not be accomplished quickly or on commercially reasonable terms, if at all. In addition to suppliers specified by the U.S. Army, we use other suppliers for certain components of the FMTV, some of which are small businesses that are not well capitalized. In the event we were unable to mitigate the impact or find an alternate supplier in a timely manner, significant interruption in the supply of any of these components, for any reason, including insolvency of a supplier, work stoppages at suppliers and transportation interruptions, could involve significant additional costs and result in delays in production and product deliveries and could have a material adverse effect on our results of operations. In our forward-looking statements, we have assumed that we will not experience significant supply interruptions.

Risks Associated with Distributed Energy Solutions Business:  In the third quarter of Fiscal 2003, we announced our plans to exit the turnkey engineering, procurement, and construction, or EPC, activities of the Distributed Energy Solutions segment. Since that time, we have incurred significant losses in the process of exiting this business related to the completion of remaining construction projects, costs to satisfy customer warranty obligations, valuation adjustments related to the liquidation of inventory and costs associated with the settlement of customer disputes. During the fourth quarter of Fiscal 2004, we reached the point in this wind down effort in which we are substantially complete with our construction activities, and as a result, the identified assets, liabilities and results of operations for that segment have been reported as discontinued operations. We continue to have substantial risk with respect to the performance on such contracts, including warranty, product performance and other contractual obligations, as well as certain claims and litigation that have arisen against us with respect to contracts entered into in past years. While we have recognized all known estimated losses on these uncompleted contracts, warranty obligations and other customer disputes, continued uncertainty remains related to the execution of the remaining obligations. These uncertainties may result in additional unexpected losses until all contractual issues are resolved and remaining obligations are completed. Additionally, we expect to continue to recognize some general and administrative costs required to support the remaining warranty and contract performance aspects of this business. We are also obligated to execute under certain fixed-price operation and/or maintenance contracts related to previously completed EPC projects, which have terms potentially extending up to five years. We have assumed in our forward-looking statements that we will be able to manage this circumstance in an overall satisfactory manner, having already taken significant charges with respect to these matters in prior years.

Risks of Fixed-Price Contracts:  Many of our equipment sales contracts are “fixed-price” contracts as to which the original price may be set at an early stage of the process. The terms of these contracts require us to guarantee the price of products and services we provide and to assume the risk that the costs to provide such products and services will be greater than anticipated. The profitability of these contracts is therefore dependent on the ability to reasonably predict the costs associated with performing the contracts. These costs may be affected by a variety of factors, some of which are beyond our control. For example, U.S. manufacturers and distributors of steel products, which are used in many of our products, have in recent years experienced difficulties with the pricing and availability of steel. The volatility of steel prices and increase in steel demand worldwide has had and is expected to continue to have a negative effect on our expected costs under certain of our fixed-price contracts in the near future. Our failure to accurately estimate the resources required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our profitability and could have a material adverse effect on our business, financial condition and results of operations. In recent years, as a result of incurring greater costs than were taken into account in original contract pricing, we have incurred significant losses on certain EPC projects in our discontinued Distributed Energy Solutions business. In our forward-looking statements, we have assumed that fixed-price contracts will have no further material adverse impact on our business, financial condition or results of operations.

Risks as to Rising Steel Prices:  While noted above generally in connection with other risk factors, we specifically note that since early 2004, manufacturers and distributors of steel, which is used in many of our products, have experienced sharply increased prices and limited availability of steel and component parts containing steel. These increased steel prices have had and are expected to continue to have a negative impact on our margins in the near future, particularly on fixed-price contracts and other contracts for which we are unable to pass such cost increases on to our customers.  If these steel price conditions continue, and if we are unable to raise our prices to keep pace with the material cost increases, our operating margins and results of operations could be adversely impacted in future periods.

Risks as to Cost Controls:  As a manufacturing and service company operating within “tight” margins, with substantial facilities and inventories, our operations have been, and can be, adversely affected by our inability to control costs and to accurately estimate and plan our costs. We continuously endeavor to implement cost identification, estimation and savings measures in our operations. Our forward-looking statements assume that we will be able to contain our costs and expense increases at reasonable levels consistent with expected revenues.

Risks of Dependence on Third Party for Support Services:  In connection with the disposition of the Engineered Products and Power Products businesses, including a significant portion of our information technology assets and personnel, we entered into a transition services agreement with the buyer of those businesses pursuant to which the buyer is obligated to provide certain support services to us in the areas of information technology, telecommunications, accounting and payroll, record retention, tax compliance assistance and operational support for up to 18 months following the sale of those businesses, depending on the particular service. Because we no longer own the assets or employ the personnel necessary to perform those services, we are substantially dependent on the buyer to provide such support services. The buyer’s failure to provide these services to us in a timely manner, or at all, could have material adverse effect on our business, operating results and financial condition.

Risk of a Decline in Defense Spending:  Our government contracts are dependent upon the U.S. defense budget. Since the invasion of Iraq by the U.S. and other forces in March 2003, we have benefited from an upward trend in overall defense spending. Under the Bush Administration’s fiscal 2007 budget, the defense budget is expected to continue to increase through fiscal year 2009. However, future defense spending could be negatively impacted by several factors, including, but not limited to, the U.S. government’s budget deficits, a change in spending priorities and the costs of sustaining the U.S. military operations in Iraq and Afghanistan. A decrease in U.S. government defense spending or changes in spending allocation could result in a material decrease to our sales, earnings and cash flow.

Risks of General Economic Conditions:  Our operations are to some extent dependent for success on the general economic well-being of the United States and certain international markets. A general economic downturn could adversely affect government military spending which could impact demand for our products and services. Although economic activity has improved in recent years, general economic conditions remain uncertain, particularly in light of the war in Iraq, other international tensions and related factors. If the U.S. or world economies decline or fail to further recover, the demand for our products and services could be adversely affected, thus adversely affecting our financial condition and results of operations. Further, other general market conditions such as increased inflation and higher interest rates could also adversely impact our results of operations. In our forward-looking statements, we have assumed that general market conditions will not worsen in Fiscal 2006 and that we are not entering a down-cycle in our markets or a period of significantly increasing inflation and interest rates.

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

Risks Relating to Personnel:  Labor shortages and our inability to recruit and retain key employees and workers could limit our operations and increase our labor costs and, in turn, adversely affect our results of operations. Our manufacturing operations are substantially dependent upon our ability to recruit and retain key managers and qualified machinists, welders, factory workers and other laborers. A strong labor market can adversely impact us by limiting our manufacturing capacity or resulting in significantly increased wages and other benefits to attract additional key employees and workers. We have assumed in our forward-looking statements that we will continue to be able to recruit and retain necessary personnel at overall costs that are comparable with our ability to produce revenues.

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

Risks as to Foreign Sales and Global Trade Matters:  Foreign sales are subject to special risks inherent in doing business outside of the United States, including the risk of war, terrorist activities, civil disturbances, embargoes, and government activities, all of which may disrupt markets. Foreign sales are also generally subject to the risk of compliance with additional laws, including tariff regulations and import and export restrictions. Sales in certain foreign countries require prior U.S. government approval in the form of an export license. We cannot assure you that we will not experience difficulties in connection with future foreign sales. Moreover, changes in global trade policies in our markets could impact our sales in these markets. We have assumed in our forward-looking statements that there will be no material changes in global trade policies, such as embargoes, new and large tariffs or other tax assessments and the like or other new and material restrictions on trade that apply in particular to our operations.

Risks as to Acquisitions and Restructuring Activities:  Our success is dependent upon the integration of newly acquired businesses with our existing businesses. Our success is also dependent upon executing our restructuring plans in such a manner that we extricate value from facility closures and product offering and business exits, and that we structure continuing business activities in an efficient and tactical manner. This process involves some amount of realignment and reintegration of business processes. There can be no assurance as to the ultimate success of our integration and realignment efforts. Our forward-looking statements assume the successful integration of acquired businesses and realigned business activities and their future contribution to our operations.

Risks as to Currency Fluctuations:  A material change in currency exchange rates in our markets could affect our future results as well as affect the carrying values of certain of our assets. World currencies have been subject to volatility in recent years. The U.S. dollar has continued to weaken somewhat against other key currencies (particularly the Euro and the British pound) in recent years. While a weakened U.S. dollar is not necessarily adverse to our business in general, it could be generally adverse for the U.S. economy in a number of ways, including putting upward pressure on interest rates. In addition, our U.K. manufacturing operation primarily conducts its business in British pounds sterling, but a portion of its costs are in Euros. Consequently, significant weakening of the U.K. pound in relation to the Euro would negatively impact the profitability of our U.K. operation. Significant weakening of the U.K. pound in relation to the U.S. dollar would reduce the carrying value of our U.K. assets, and would negatively impact the U.S. dollar-equivalent values of revenues and profits of our U.K. operation. Our forward-looking statements assume no material impact from future changes in currency exchange rates.

Risks as to Environmental and Safety Matters:  Our operations and products, and the use thereof, are regulated under a number of federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of hazardous materials. Compliance with these environmental laws is a major consideration in the manufacturing of our products and in their servicing and distribution, as we use and generate hazardous substances and wastes in our manufacturing operations and as we may be subject to material financial liability for any investigation and clean-up of such hazardous materials. In addition, many of our current and former properties are or have been used for industrial purposes. Accordingly, we also may be subject to financial liabilities relating to the investigation and remediation of hazardous materials resulting from the action of previous owners or operators of industrial facilities on those sites. Liability in many instances may be imposed on us regardless of the legality of the original actions relating to hazardous or toxic substances or whether or not we knew of, or were responsible for, the presence of those substances. We are also subject to various federal, state, local and foreign laws and regulations relating to safety and health conditions in our manufacturing facilities and with respect to our products and the use thereof. Those laws and regulations may also subject us to material financial penalties or liabilities for any noncompliance, as well as potential business disruption if any portion of any of our facilities is required to be temporarily closed as a result of any violation of those laws and regulations. Any financial liability or business disruption from environmental, health or safety issues could have a material adverse effect on our financial condition and results of operations. Our forward-looking statements assume no material adverse impact from environmental and safety issues.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company maintains its corporate executive and administrative offices at 2707 North Loop West, Houston, Texas, which occupy approximately 18,300 square feet of leased space.

The Company’s Tactical Vehicle Systems business is headquartered in a 822,000 square foot Company-owned facility in Sealy, Texas, which includes the 202,000 square foot expansion of the facility in Fiscal 2005. The business also leases approximately 31,500 square feet within 7 facilities located in Virginia, North Carolina, Georgia, Tennessee, and Michigan, and approximately 59,000 square feet within two facilities in the United Kingdom, which includes the production facility and administrative offices for the ATHL business acquired in April 2005.

The Company also owns a 255,000 square foot manufacturing facility in Houston, Texas, which is being leased to the buyer of the Company’s Engineered Products business, which was sold in January 2006. The lease of the Engineered Products facility expires in July 2008, and has a purchase option that expires in July 2007. In addition, the Company owns an approximately 29,430 square foot facility which is currently being marketed for sale, and leases approximately 237,000 square feet within 12 locations in the former Engineered Products and Power Products businesses, all of which are currently sub-leased to third parties.

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

Klickitat Litigation:  The Company and several of its subsidiaries in the Distributed Energy Solutions business are defendants in a suit filed by the Klickitat County Public Utility District No. 1 on December 11, 2003 arising out of claims relating to a landfill gas power generation facility in Roosevelt, Washington, Cause No. CY-03-3175-LRS; Klickitat County Public Utility District No. 1 v. Stewart & Stevenson Services, Inc., Stewart & Stevenson Power, Inc., Sierra Detroit Diesel Allison, Inc., Pamco International, Inc. and Waukesha Engine Dresser, Inc.; in the U.S. District Court for the Eastern District of Washington. The plaintiff has asserted claims with respect to equipment installed and used since 1999 for breach of contract; promissory estoppel; violations of the Washington Products Liability Act; breach of warranties; intentional or negligent misrepresentation; and violations of the Washington Consumer Protection Act and seeks recovery of damages in excess of $15 million. The Company is vigorously defending this suit. In an order filed April 7, 2006, the court granted partial summary judgment dismissing all but two of plaintiff’s nine causes of action with prejudice. As to the remaining claims, it is not yet possible for the Company to determine the ultimate outcome of the suit or whether its resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity. The Company is presently unable to determine whether a material liability has been incurred in this matter or to reasonably estimate the amount of any loss that may result from this matter. Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation. The Company has, however, recorded accruals that it believes are adequate for estimated legal fees that it expects to incur associated with this matter.

Antitrust Litigation:  The Company, which was a distributor of Detroit Diesel parts through its Power Products business, is a co-defendant with Detroit Diesel Corporation and other Detroit Diesel distributors in two putative class action suits filed on February 9, 2005, Civil Action No. 05-616; Cumberland Truck Equipment Co. et al. v. Detroit Diesel Corp., et al. (the “Cumberland Litigation”), and Civil Action No. 05-625; Diamond International Trucks, Inc. et al. v. Detroit Diesel Corp., et al. (the “DIT Litigation”). The suits were initially filed in the U.S. District Court for the Eastern District of Pennsylvania. On November 14, 2005, the cases were transferred to the Eastern District of Michigan. In the Cumberland Litigation, plaintiffs were dealers of Detroit Diesel parts whose agreements were terminated or not renewed on or after February 9, 2001. The plaintiffs are claiming antitrust violations arising out of the termination or non-renewal of their dealer agreements. In the DIT Litigation, plaintiffs are dealers of Detroit Diesel parts whose dealership classification was changed on or after February 9, 2001. The plaintiffs in the DIT Litigation are claiming antitrust violations arising out of changes to the classification of their dealerships. The plaintiffs in each suit have also alleged price fixing and group boycott in violation of Section 1 of the Sherman Act and have made claims for treble damages and injunctive and other relief. The Company is vigorously defending both suits. It is presently impossible for the Company to determine the ultimate outcome of either suit, but the Company currently believes that the resolution of these suits will not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity. The Company has recorded accruals that it currently believes are adequate for the estimated amount of costs and legal fees that it expects to incur associated with these matters.

Purported Class Action involving Merger:  The Company and six of its directors are defendants in a purported class action lawsuit relating to the proposed merger transaction with Armor Holdings described above in “Business”.  The lawsuit was filed on April 11, 2006, and alleges, among other things, that the defendants have breached their fiduciary duties to the shareholders of the Company by failing to maximize shareholder value when selling the Company, by favoring Armor Holdings in the proposed merger transaction and precluding superior offers for the Company and by failing to disclose material information or disclosing materially false information in its proxy materials relating to the shareholders’ meeting to be held on May 9, 2006.  The lawsuit was filed in District Court in Harris County, Texas, by a purported shareholder of the Company on behalf of all other similarly situated shareholders.  The lawsuit alleges that a class should be certified and the plaintiff named as representative of the purported class.  No class has been certified at present and accordingly, we regard the action as a purported class action. Additional lawsuits could be filed in the future.  The lawsuit seeks, among other things, a declaration that the merger agreement was entered into in breach of the fiduciary duties of the individual defendants and is therefore unlawful and unenforceable, an injunction against the Company proceeding with the transaction or consummating the transaction or any other business combination unless certain procedures are in place and damages, attorneys’ and experts’ fees, expenses and other relief.  The Company believes that this lawsuit is wholly without merit and intends to vigorously defend it.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “SVC”. There were 492 shareholders of record as of April 5, 2006. The following table sets forth the high and low sales prices relating to the Company’s common stock and the dividends declared by the Company in each quarterly period within the last two fiscal years.

Fiscal Year 2004	High	Low	Dividend

First Quarter	$17.20	$12.46	$0.085
Second Quarter	18.25	14.02	0.085
Third Quarter	18.14	14.55	0.085
Fourth Quarter	20.63	16.57	0.085

Fiscal Year 2005	High	Low	Dividend

First Quarter	$25.00	$19.74	$0.085
Second Quarter	25.24	20.86	0.085
Third Quarter	26.00	21.08	0.085
Fourth Quarter	26.37	20.00	0.085

Fiscal Year 2006 (through April 12, 2006)	High	Low	Dividend

First Quarter	$37.03	$24.60	$0.085

On December 7, 2005, the Board of Directors approved a dividend of $0.085 per share for shareholders of record on January 31, 2006, which dividends were paid on February 10, 2006. On April 6, the Board of Directors approved a dividend of $0.085 per share for shareholders of record on April 24, 2006, which dividends will be paid on May 8, 2006. Declaration and payment of dividends in the future is dependent upon the Company’s earnings and liquidity position and limitations under the Company’s revolving credit facility and senior notes agreement, among other factors. Based on the Company’s financial condition at January 31, 2006, the restrictions imposed by the Company’s senior notes and revolving credit facility do not currently restrict the Company’s ability to declare and pay dividends at historical levels.

Item 6. Selected Financial Data.

The Selected Financial Data set forth below have been derived from the audited consolidated financial statements of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company and notes thereto, included elsewhere herein.

	Year Ended January 31,
(In thousands, except per share data)	2006	2005	2004	2003	2002
Income Statement Data:
Sales	$726,352	$549,803	$445,686	$450,599	$424,818

Gross profit	43,760	73,798	78,992	88,790	75,660

Selling, administrative and other expenses	19,258	25,938	27,617	34,421	26,579
Recovery of costs incurred, net	—	—	—	—	(39,000)
Pension curtailment expense	—	—	2,400	—	—
Other expense (income), net	(44)	407	(362)	(40)	(2,293)
Operating profit	24,546	47,453	49,337	54,409	90,374

Net earnings from continuing operations before cumulative effect of change in accounting	17,216	30,727	31,157	25,933	52,337
Net earnings (loss)	26,128	4,978	(53,203)	(7,201)	42,223

Per Share Data:
Net earnings from continuing operations per share:
Basic	$0.59	$1.07	$1.09	$0.91	$1.85
Diluted	0.58	1.06	1.08	0.90	1.81
Net earnings (loss) from discontinued operations per share:
Basic	0.31	(0.90)	(2.95)	(1.16)	(0.36)
Diluted	0.30	(0.89)	(2.92)	(1.15)	(0.35)
Net earnings (loss) per share:
Basic	0.90	0.17	(1.86)	(0.25)	1.49
Diluted	0.88	0.17	(1.84)	(0.25)	1.46
Weighted average shares outstanding:
Basic	29,117	28,749	28,560	28,479	28,325
Diluted	29,593	28,984	28,887	28,690	28,865
Cash dividends declared per share	$0.34	$0.34	$0.34	$0.34	$0.34

Balance Sheet Data:
Cash and cash equivalents	$333,171	$128,515	$52,186	$102,798	$81,438
Working capital	266,740	302,577	322,483	394,327	437,721
Total assets	577,711	613,342	602,663	652,635	649,055
Short-term debt	25,158	—	—	30,000	—
Long-term debt	65	25,000	25,160	25,181	55,000
Shareholders’ equity	315,786	284,720	297,483	362,008	391,231

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis, as well as the accompanying consolidated financial statements and the notes thereto, will aid in understanding our results of operations as well as our financial position, cash flows, indebtedness and other key financial information. The following discussion may contain forward-looking statements. In connection therewith, please see “Risk Factors” in Item 1A herein, which identify important factors that could cause actual results to differ materially from those predicted or implied in the forward-looking statements.

RESULTS OF OPERATIONS

Strategic Overview

In September 2003, we began a strategic review of all of our primary businesses in an effort to identify and implement necessary actions to enhance value for our shareholders. Since then, we exited the turnkey engineering, procurement and construction activities of the Distributed Energy Solutions segment and sold substantially all operating assets and businesses within the Airline Products, Power Products, and Engineered Products operating segments. The significant divestiture activities during Fiscal 2005 are described below.

In August 2005, we completed the sale of substantially all of the inventory, property, plant and equipment, distribution rights, and operations of four Power Products distribution locations in California for cash consideration of approximately $9.4 million. As a result of this sale, we recorded a $3.4 million pre-tax charge during Fiscal 2005, which included a $3.6 million estimated withdrawal liability from a union pension plan.

In January 2006, we completed the sale of substantially all remaining operating assets and business of the Power Products and Engineered Products segments for cash consideration of approximately $277 million and the assumption of certain liabilities. In March 2006, the cash consideration was adjusted upward by $6.4 million, based on the net asset value delivered at closing. As a result of the sale, we recognized a pre-tax gain of $9.7 million during Fiscal 2005.

As a result of these actions, we transformed our company into a single-focused manufacturer of tactical military vehicles and related products. During Fiscal 2005, we took significant actions in this business to continue to supplement our U.S. Army production contract.

In April 2005, we acquired all outstanding shares of Automotive Technik (Holdings) Limited (“ATHL”), the manufacturer of the Pinzgauer light tactical vehicle headquartered in the United Kingdom, for a total purchase price of approximately $48.2 million. The acquisition of ATHL broadens our product offerings and provides additional marketing opportunities worldwide. ATHL currently has contracts to produce vehicles for the United Kingdom Ministry of Defence and the New Zealand Ministry of Defence, in addition to other programs worldwide.

Additionally, we received contract modifications from the U.S. Army in June 2005, valued at approximately $483 million. These modifications, which are funded by the 2005 U.S. Congress Supplemental Spending Bill, added 3,016 truck and trailer deliveries to the current U.S. Army production contract. Currently, we are expanding the capacity of our Sealy, Texas production facility in order to meet these additional order deliveries, which are scheduled from June 2006 to September 2008.

On February 27, 2006, we entered into a merger agreement with Armor Holdings, Inc. (“Armor Holdings”) and one of its wholly-owned subsidiaries, pursuant to which Armor Holdings agreed to acquire all of our outstanding common stock for $35.00 per share in a cash merger transaction. Upon completion of the merger, we will be a subsidiary of Armor Holdings and there will be no further market for our common stock. The transaction is subject to the approval of our shareholders, the expiration or termination of the Hart-Scott-Rodino waiting period and other customary conditions. Under specified circumstances, if the Merger Agreement is terminated, we would be required to pay Armor Holdings a termination fee. In addition, the Merger Agreement contains conditions to Armor Holdings’ obligations to consummate the merger, including the absence of a material adverse change (as defined in the Merger Agreement) since the date of the Merger Agreement. We have scheduled a special meeting of shareholders for May 9, 2006 to consider and vote upon the proposed merger. We anticipate that the transaction will close during the second quarter of Fiscal 2006.

Fiscal 2005 vs. Fiscal 2004

Continuing Operations

As a result of the divestitures of the Engineered Products and Power Products businesses in Fiscal 2005, continuing operations primarily consist of the Tactical Vehicle Systems business, which manufactures the Family of Medium Tactical Vehicles (“FMTV”) and related armoring under contracts with the U.S. Army and provides sustaining design engineering, service and support. With the ATHL acquisition described above, this business also manufactures Pinzgauer light tactical vehicles for the

United Kingdom Ministry of Defence, the New Zealand Ministry of Defence and other customers. Continuing operations also include certain corporate office expenses, including the facility-related costs of maintaining the corporate office, chief executive, legal, finance, internal audit, investor relations, human resources, tax and other similar costs.

Sales from continuing operations during Fiscal 2005 were $726.4 million, a $176.6 million (32%) increase from $549.8 million of sales recorded in Fiscal 2004. The sales increase is primarily attributable to production of Low Signature Armored Cabs (“LSAC”) in Fiscal 2005. A breakdown of unit deliveries follows:

	Year Ended January 31,
	2006	2005
Trucks	2,953	2,804
Trailers	1,554	730
LSAC	1,765	270

We recorded $152.1 million of sales in Fiscal 2005 associated with the LSAC production, compared to $23.0 million recorded in Fiscal 2004. Additionally, we recorded $48.0 million of sales in Fiscal 2005 attributable to Pinzgauer truck sales from our U.K. manufacturing operation, which was acquired in April 2005. These sales increases were partially offset by declines in sales attributable to the U.S. Army FMTV production contracts. Equipment sales under the FMTV contracts declined $55.0 million (12%) from $443.8 million in Fiscal 2004 to $388.8 million in Fiscal 2005, primarily due to lower pricing under the current FMTV production contract compared to the contract completed in late 2004. Parts and service sales increased $54.8 million (66%) to $137.5 million in Fiscal 2005, compared to $82.7 million in Fiscal 2004. The increase in parts and service sales includes $36.5 million of sales in Fiscal 2005 related to vehicle reset programs awarded during Fiscal 2004, a $16.7 million increase from the $19.8 million of sales in Fiscal 2004, along with stronger spare parts requirements and sales generated by the ATHL operation acquired in April 2005.

Gross profit decreased to $43.8 million in Fiscal 2005 from $73.8 million in Fiscal 2004, reflecting a decline in gross profit margin from 13.4% to 6.0% on the higher revenue base. The decrease in gross profit margin for Fiscal 2005 is attributable to a number of factors, including the transition to the current multi-year FMTV production contract, which began in the fourth quarter of Fiscal 2004, higher cost for certain raw materials such as steel and an unfavorable product mix, which included a higher proportion of option trucks, trailers and reset work, all of which generate a relatively low gross profit margin compared to base FMTV trucks. Lower gross profit margins on the new FMTV production contract were partially offset by higher profit margins generated from the LSAC production.

Selling and administrative expenses, which include our corporate office expenses along with selling and product development expenses within the Tactical Vehicle Systems business, decreased to $19.3 million (2.7% of sales) in Fiscal 2005 from $25.9 million (4.7% of sales) in Fiscal 2004. These expenses include the costs associated with the corporate office, which declined to $13.4 million in Fiscal 2005 from $17.9 million in Fiscal 2004. This decline in corporate office spending is the result of cost control programs combined with lower compliance costs associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. Selling and administrative expenses within the Tactical Vehicle Systems business declined to $5.8 million in Fiscal 2005 from $8.0 million in Fiscal 2004, primarily attributable to LSAC product development costs incurred in Fiscal 2004 which did not recur in Fiscal 2005.

Net interest income in Fiscal 2005 was $1.0 million, a $1.6 million improvement from net interest expense of $0.6 million incurred in Fiscal 2004. This improvement is driven primarily by a $1.5 million increase in interest income, resulting from higher invested cash balances and higher interest rates on invested cash.

The effective tax rate was 32.7% in Fiscal 2005 compared to 34.4% in Fiscal 2004. The decrease in Fiscal 2005 effective tax rate is primarily attributable to various permanent deductions, including the deduction for Qualified Production Activities created by the American Jobs Creation Act of 2004.

During the first quarter of Fiscal 2005, the third program year of the current FMTV contract valued at $316 million was funded, extending production through September 2006. Additionally, as described above, we received contract modifications from the U.S. Army in June 2005 valued at approximately $483 million. Consequently, total backlog for the Tactical Vehicle Systems business at January 31, 2006 was $958 million, compared to $457 million at January 31, 2005.

Projected deliveries for Fiscal 2006 currently include 5,566 trucks and 1,829 trailers. The current delivery schedule is subject to change at the request of the customer. The average operating margin on our existing backlog is expected to be higher than the operating margin achieved on Fiscal 2005 sales. However, expected operating margins on the components of backlog vary considerably among the numerous contracts and variants provided. This variability is attributable to a number of factors including recent volatility in prices for steel and other commodities, base versus option versus supplemental production, the material content within each variant and other factors, many of which are not within our control. Consequently, depending on the mix of vehicles, LSACs, parts and services delivered in each quarter, the operating margin could vary significantly from one fiscal quarter to the next. Operating margins may also be impacted by additional contract awards and modifications, the level of engineering service and spare parts provided, and the timing and recognition of other costs and revenues during each period.

Discontinued Operations

As noted above, pursuant to sales of substantially all assets and operations of the Power Products and Engineered Products businesses, the assets and liabilities, along with the results of operations for these two operating segments have been re-classified to discontinued operations for all periods presented. In addition, discontinued operations include the results of our exited Distributed Energy Solutions and Airline Products businesses, as well as certain Power Products distribution locations in California which were sold in August 2005 and costs associated with retained obligations from our discontinued blowout preventer and controls, valve and drilling riser business, which was sold during Fiscal 2002.

Sales and operating profit (loss) from discontinued operations were as follows (in thousands):

	Year Ended January 31,
	2006	2005	2004
Sales
Power Products	$535,122	$508,378	$509,981
Engineered Products	167,372	100,178	113,545
Airline Products	—	86,287	63,733
Distributed Energy Solutions	7,265	20,037	44,867
Total Sales	$709,759	$714,880	$732,126

Operating profit (loss)
Power Products	$12,091	$13,352	$(51,854)
Engineered Products	11,631	(11,574)	(15,358)
Airline Products	—	(5,752)	(12,594)
Distributed Energy Solutions	(8,125)	(42,188)	(53,475)
Total operating profit (loss)	15,597	(46,162)	(133,281)
Income tax expense (benefit)	6,325	(18,143)	(48,921)
Net earnings (loss) from discontinued operations	$9,272	$(28,019)	$(84,360)

In addition to the discontinued operating results above, we recorded a loss on sale of discontinued operations of $0.4 million (net of tax benefit of $0.2 million) in Fiscal 2005, and a gain on sale of discontinued operations of $2.3 million (net of tax expense of $1.3 million) in Fiscal 2004, related to the sale of the Airline Products, Power Products and Engineered Products businesses. The Fiscal 2005 loss on sale of discontinued operations included a $7.0 million pretax charge related to the settlement of a dispute arising from the Fiscal 2004 sale of the Airline Products business and a net pre-tax gain of $6.4 million resulting from sales of the Power Products and Engineered Products businesses. The Fiscal 2004 gain on sale of discontinued operations resulted from the sale of the Airline Products business.

Power Products:  The Power Products business, which was responsible for marketing and aftermarket support of a wide range of industrial equipment, recorded sales of $535.1 million in Fiscal 2005, a $26.7 million (5%) increase from $508.4 million recorded in Fiscal 2004. The improved sales volume in Fiscal 2005 from the comparable periods of Fiscal 2004 is primarily attributable to improved pricing and sales execution, partially offset by a decline in sales volume associated with the sale of four California locations in August 2005 and the remainder of the business in January 2006.

The Power Products business recorded an operating profit of $12.1 million in Fiscal 2005 compared to $13.4 million in Fiscal 2004. The decline in operating profit in Fiscal 2005 is primarily attributable to the inclusion in Fiscal 2004 of $2.3 million of gains on sales of assets and a $2.4 million LIFO inventory valuation reserve adjustment that did not recur in Fiscal 2005.

Engineered Products:  The Engineered Products business included two primary product lines, petroleum equipment and utilities equipment. The petroleum equipment operation manufactured equipment primarily for the well stimulation segment of the oil service industry. The utilities equipment products included mobile railcar movers, snowblowers and off-road seismic vehicles. This business also includes certain retained obligations, which have substantially been completed, attributable to the blowout preventer and drilling riser business that was sold in Fiscal 2002. Engineered Products sales increased to $167.4 million in

Fiscal 2005 from $100.2 million in Fiscal 2004, representing an increase of $67.2 million (67%). The sales increase resulted from the increased worldwide demand for acidizing and fracturing equipment, as evidenced by several large petroleum equipment orders that were received during Fiscal 2004 and 2005.

Operating profit for Fiscal 2005 was $11.6 million, a $23.2 million improvement from the $11.6 million operating loss in Fiscal 2004. The improvement in operating profit is primarily attributable to the Fiscal 2004 settlement of outstanding litigation related to the exited blowout preventer and drilling riser business, which resulted in a $11.2 million pre-tax charge. The remaining improvement from Fiscal 2004 is primarily attributable to the increased sales volume along with margin improvements realized through pricing, manufacturing efficiencies and other cost reductions on the Fiscal 2005 equipment projects.

Airline Products:  During the fourth quarter of Fiscal 2004, we sold substantially all of the assets and business of the Airline Products segment for proceeds of $60 million as well as the assumption of certain liabilities, subject to final adjustment based on the amount of working capital conveyed at closing. In November 2005, we reached an agreement with the buyer regarding certain contractual issues related to the sale, pursuant to which we agreed to refund $4.0 million of purchase price to the buyer. Primarily as a result of this dispute, we recorded pre-tax charges totaling $7.0 million to loss on sale of discontinued operations during Fiscal 2005, including the write-off of a $3.0 million receivable from the buyer.

Distributed Energy Solutions:  During Fiscal 2003, we announced our decision to discontinue the turnkey engineering, procurement and construction activities of the Distributed Energy Solutions segment. The continued wind-down activities associated with retained warranty and other contractual obligations of this business are reflected in discontinued operations. The operating loss for Fiscal 2005 includes a $4.3 million pre-tax charge related to the settlement of a customer dispute and a $1.5 million pre-tax charge related to revised estimates of the cost of remaining customer warranty obligations. Remaining costs primarily represent general and administrative expenses to manage the completion of retained warranty and other contractual obligations.

Fiscal 2004 vs. Fiscal 2003

Continuing Operations

Sales from continuing operations during Fiscal 2004 were $549.8 million, a $104.1 million (23%) increase from $445.7 million of sales recorded in Fiscal 2003. The sales increase is primarily attributable to the increase in unit deliveries, as follows:

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

Gross profit in Fiscal 2004 was $73.8 million (13.4% gross margin), down from $79.0 million (17.7% gross margin) in Fiscal 2003. This decline in gross profit is primarily attributable to the expected decline in margins associated with the transition to the current FMTV production contract, combined with $7.3 million of increased material costs associated with cost increases in steel components, partially offset by the impact of the higher sales volume.

Selling and administrative expenses decreased to $25.9 million (4.7% of sales) in Fiscal 2004 from $27.6 million (6.2% of sales) in Fiscal 2003. These expenses include the costs associated with the corporate office, which declined to $17.9 million in Fiscal 2004 from $20.4 million in Fiscal 2003. This decrease was largely attributable to $4.6 million of employee separation expenses incurred in Fiscal 2003. This cost decrease was partially offset by $1.8 million of costs incurred in Fiscal 2004 associated with the implementation of the internal control reporting requirements of the Sarbanes-Oxley Act of 2002, and changes in other operating expenses. Selling and administrative expenses within the Tactical Vehicle Systems business decreased to $8.0 million in Fiscal 2004 from $9.7 million in Fiscal 2003. This decrease is primarily attributable to lower bid and proposal costs associated with potential production contracts, partially offset by increased LSAC product development costs incurred in Fiscal 2004.

Net interest expense in Fiscal 2004 was $0.6 million, a $1.1 million decline from $1.7 million in Fiscal 2003. This reduction was primarily attributable to the scheduled payment of $30.0 million on long-term borrowings that was made in May 2003.

The effective tax rate was 34.4% in Fiscal 2004, relatively unchanged from the 34.6% in Fiscal 2003.

Discontinued Operations

Power Products:  The Power Products business recorded sales of $508.4 million in Fiscal 2004, down slightly from the $510.0 million of sales recorded in Fiscal 2003. The slight reduction is primarily due to $46 million of sales declines associated with the exit of various product offerings and distribution locations throughout Fiscal 2003 and Fiscal 2004. These declines were nearly offset by sales growth attributable to improved sales execution and general economic improvements in the markets served by this business.

This business recorded an operating profit of $13.4 million in Fiscal 2004 compared to a $51.9 million operating loss in Fiscal 2003. The improvement in operating profit is partially attributable to $13.2 million of charges recorded in Fiscal 2003, including $4.5 million for the impairment of goodwill and other intangible assets, $4.5 million associated with the liquidation of slow-moving inventory, $2.5 million of legal defense and settlement costs and $1.7 million of employee separation costs. Additionally, Fiscal 2004 benefited from on-going cost reduction programs in this business. Workforce reductions resulted in an $18.1 million decrease in employee compensation costs and changes in employee benefit programs resulted in an additional $7.3 million decrease in operating expenses. This business also recognized $2.3 million of gains associated with the sale of assets and operations, a $2.4 million improvement in the LIFO inventory valuation reserve due to reductions in inventory levels, a $4.8 million reduction in bad debt expense and the $1.4 million of direct compensation from a parts and equipment supplier. Other cost reductions associated with product exits and branch closures, along with improved sales mix account for the remaining $15.8 million of operating profit improvement.

Engineered Products:   Engineered Products sales decreased to $100.2 million in Fiscal 2004 from $113.5 million in Fiscal 2003, representing a decrease of $13.3 million (12%). Declines in petroleum equipment sales resulting from the completion of certain large equipment projects accounted for approximately $32 million of sales decline from Fiscal 2003. This decrease was partially offset by approximately $8 million of increased off-road seismic vehicle sales, $7 million of increased railcar mover sales, and other sales increases.

This business posted an operating loss of $11.6 million in Fiscal 2004, a $3.8 million improvement from the $15.4 million operating loss in Fiscal 2003. This change is partially attributable to $5.9 million of charges in Fiscal 2003, including $1.6 million associated with liquidation of slow-moving inventory, $1.8 million of costs associated with the consolidation of manufacturing operations, and a $2.5 million charge for the impairment of long-lived assets in accordance with SFAS No. 144. This business also recorded $0.7 million of improvement in the LIFO inventory valuation reserve in Fiscal 2004 due to reductions in inventory levels, along with an $8.3 million operating profit improvement attributable to higher margins on sales, which is due to improving order execution and cost controls, as well as general economic improvements in the markets that we serve. These improvements were offset by $11.2 million of charges associated with the settlement of two customer disputes in Fiscal 2004.

Airline Products:  Airline Products sales increased to $86.3 million in Fiscal 2004, a $22.6 million (35%) increase over the $63.7 million of sales recorded in Fiscal 2003. Operating losses in this business were $5.8 million in Fiscal 2004, a $6.8 million improvement from the $12.6 million operating loss in Fiscal 2003. The reduction in operating loss was primarily attributable to a $3.1 million non-recurring charge in Fiscal 2003 related to inventory impairment, combined with the improvements resulting from the increased sales volumes.

Distributed Energy Solutions:   Distributed Energy Solutions sales decreased to $20.0 million in Fiscal 2004 from $44.9 million of sales recorded in Fiscal 2003. Operating losses in this business were $42.2 million in Fiscal 2004 and $53.5 million in Fiscal 2003. The losses incurred in this business were the result of actions taken to liquidate the assets of the business, satisfy remaining customer obligations, and settle outstanding disputes following the announcement the exit this business in September 2003.

LIQUIDITY AND CAPITAL RESOURCES

The January 2006 sales of the Power Products and Engineered Products businesses for $277 million in cash provided substantial liquidity. Our sources of cash liquidity include cash and cash equivalents, short-term investments, amounts available under credit facilities and cash from operations. We believe that these sources will provide sufficient capital to fund our working capital requirements, capital expenditure needs, foreseeable acquisition activity, dividends and other financial commitments.

We have a $100 million unsecured revolving credit facility which expires in January 2009. To date, no borrowings have been made under this facility. The revolving credit facility has a $25 million sub-facility which may be used for letters of credit. Approximately $7.0 million in letters of credit under the revolving credit facility were outstanding at January 31, 2006 and $93.0 million was available for borrowing.

This revolving credit facility was issued pursuant to agreements containing covenants that restrict indebtedness, guarantees, sales of assets and other items, and require us to maintain a minimum fixed charge coverage ratio and maximum leverage ratio. Based on our financial condition as of January 31, 2006, the restrictions imposed by our revolving credit facility do not restrict our ability to meet our obligations or to declare and pay dividends at historical levels.

We have $25.0 million in unsecured senior notes outstanding, which bear interest at a rate of 7.38% and are due and payable in May 2006. The senior notes agreement limits sales of assets and other items and contains a maximum debt-to-total capitalization covenant. Based on our financial condition as of January 31, 2006, the restrictions imposed by our senior notes do not restrict our ability to meet our obligations or to declare and pay dividends at historical levels.

For additional information related to the revolving credit facility and senior notes, see Note 7 to the consolidated financial statements.

Selected Statements of Cash Flows Data

	Fiscal	Fiscal	Fiscal
(In thousands)	2005	2004	2003
Net cash provided by (used in):
Operating activities of continuing operations	$37,874	$24,122	$18,071
Operating activities of discontinued operations	(67,883)	11,716	(12,734)
Investing activities	238,857	48,534	(18,112)
Financing activities	(3,666)	(8,043)	(37,837)
Effect of exchange rate changes on cash	(526)	—	—
Increase (decrease) in cash and cash equivalents	$204,656	$76,329	$(50,612)

Selected Balance Sheet Data

	Fiscal	Fiscal	Fiscal
(In thousands)	2005	2004	2003
Cash, cash equivalents, and short-term investments	$336,971	$130,995	$59,931
Working capital	266,740	302,577	327,464
Total debt	25,223	25,000	25,160

Fiscal 2005 vs. Fiscal 2004

Net cash provided by operating activities of continuing operations increased by $13.8 million (57%) from $24.1 million in Fiscal 2004 to $37.9 million in Fiscal 2005. This increase is primarily attributable to a $10.2 million reduction of working capital, while net earnings adjusted for non-cash items provided a $3.6 million improvement. Cash flows from discontinued operations, on the other hand, decreased from $11.7 million of cash provided in Fiscal 2004 to a $67.9 million use of cash in Fiscal 2005, primarily resulting from increases in working capital to support the growth in the Power Products and Engineered Products businesses prior to their sale in January 2006.

Net cash provided by investing activities improved to $238.9 million in Fiscal 2005 from $48.5 million in Fiscal 2004. This improvement is primarily attributable to proceeds from sales of businesses, which generated $301.7 million in Fiscal 2005 compared to $51.6 million in Fiscal 2004. The higher sales proceeds were partially offset by $44.6 million of cash used to acquire the ATHL business in April 2005, combined with an $8.0 million increase in capital expenditures, primarily relating the to the expansion of the Sealy, Texas manufacturing facility. We expect to incur approximately $12 million of capital expenditures during Fiscal 2006 to complete the facility expansion.

Net cash used in financing activities decreased by $4.4 million to $3.7 million in Fiscal 2005 compared to $8.0 million in Fiscal 2004. This decrease is primarily attributable to higher proceeds from the exercise of stock options.

Fiscal 2004 vs. Fiscal 2003

Net cash provided by operating activities of continuing operations was $24.1 million in Fiscal 2004, a $6.0 million improvement from the $18.1 million in Fiscal 2003. Net earnings from continuing operations adjusted for non-cash items generated a $3.7 million decline in operating cash flow, while changes in working capital balances generated a $9.7 million increase to cash provided by operating activities. Discontinued operations provided $11.7 million of cash in Fiscal 2004, a $24.4 million improvement from the $12.7 million of cash used in Fiscal 2003. The improved cash flow from discontinued operations is primarily the result of reduced operating losses in Fiscal 2004, as compared to Fiscal 2003.

Net cash from investing activities improved to $48.5 million of cash provided in Fiscal 2004 from $18.1 million of cash used in Fiscal 2003. This improvement is primarily attributable to $51.6 million of proceeds from the sale of the Airline Products business combined with a $13.0 million improvement resulting from changes in short-term investments.

Net cash used in financing activities decreased by $29.8 million to $8.0 million in Fiscal 2004 compared to Fiscal 2003. This decrease is primarily attributable to the scheduled repayment of $30.0 million in senior notes in May 2003.

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

Our contractual obligations at January 31, 2006, excluding interest on debt balances, are summarized as follows (in thousands):

	Less than	Fiscal	Fiscal	Fiscal	Fiscal
	one year	2007	2008	2009	2010	Thereafter	Total
Debt obligations	$25,158	$51	$14	$—	$—	$—	$25,223
Operating leases	1,384	1,311	1,220	1,187	772	2,564	8,438
Total contractual cash obligations	$26,542	$1,362	$1,234	$1,187	$772	$2,564	$33,661

In addition, our other commercial commitments expire as follows (in thousands):

	Less than	Fiscal	Fiscal	Fiscal	Fiscal
	one year	2007	2008	2009	2010	Thereafter	Total
Letters of credit	$9,100	$2,515	$1,958	$—	$—	$368	$13,941
Contingent performance indemnities	—	2,230	—	—	—	—	2,230
	$9,100	$4,745	$1,958	$—	$—	$368	$16,171

In addition to the above, we have frozen noncontributory defined benefit pension plans that covered substantially all of our full-time employees. Effective July 1, 2003, we froze the benefits earned under these plans, with the exception of a small transition group. We do not anticipate making any contributions to these plans in Fiscal 2006.

EMPLOYEE DEFINED BENEFIT PLANS

We have a frozen noncontributory defined benefit pension plan that covered substantially all of our full-time employees and an unfunded defined benefit supplemental executive retirement plan covering certain highly compensated employees. The pension benefits were based on years of service, limited to 45 years, and the employee’s highest consecutive five-year average compensation out of the last 10 years of employment. We fund pension costs in conformity with the funding requirements of applicable government regulations. In an effort to reduce ongoing operating costs and improve our competitive position, we froze the benefits earned under such plans effective July 1, 2003, with the exception of a small transition group.

Since our accumulated benefit obligation exceeds the fair value of our plan assets, we are required to reflect on our balance sheet a minimum pension liability for the difference totaling $45.9 million as of January 31, 2006. Minimum pension liability adjustments are non-cash adjustments that are reflected as an increase in pension liability with an offsetting charge to shareholders’ equity (net of income tax) through other comprehensive income (rather than net income).

The calculations of liability and expense associated with our pension plans are dependent on key assumptions, including the discount rate, the expected long-term rate of return on plan assets, and the assumed rate of compensation increases. For purposes of calculating our benefit obligations as of January 31, 2006, we increased the assumed discount rate used for this calculation from 5.5% at January 31, 2005 to 5.6%, based on the change in the Moody’s Aa long-term corporate bond yield from January 31, 2005 to January 31, 2006.

We assumed our expected long-term rate of return on plan assets to be 8.5%, which is consistent with Fiscal 2004. In determining the expected long-term rate of return on plan assets, we considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premiums associated with other asset classes and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. The expected return for each asset class was then weighted based on the plan’s target asset allocation. We also gave consideration to the returns being earned by the plan assets in the fund and the rates of return expected to be available for reinvestment using capital market projections, an estimated long-term asset allocation strategy based on the plan’s statement of investment policy, objectives and guidelines and an estimate of annual administrative, investment management and trading expenses.

Consistent with the prior year, we used 4.1% in Fiscal 2005 as the assumed rate of compensation increase for our employee population, based on historical trends and the expectation that long-term rates of compensation increase should approximate growth in overall gross domestic product.

We continuously review all assumptions used in the pension calculations and may revise them in the future. If we were to decrease the expected long-term rate of return on plan assets assumption by 100 basis points, the pension expense we recognized in Fiscal 2005 would have increased by $1.1 million. If we were to decrease the discount rate by 100 basis points, the pension expense we recognized in Fiscal 2005 would have increased by approximately $1.6 million.

During Fiscal 2005, 2004 and 2003 we recognized $2.5 million, $1.6 million and $5.9 million, respectively, of expense associated with our defined benefit pension plans. We made funding contributions of $0.4 million, $10.9 million and $13.1 million in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. Based on the best available information we have at this time, we expect that in Fiscal 2006 we will recognize approximately $3.5 million of pension expense and will contribute less than $1.0 million to our defined benefit pension plans. These estimates for Fiscal 2006 include a discount rate of 5.6%, an expected long-term rate of return on plan assets of 8.0% and a 4.1% rate of compensation increase. Increases in future pension funding requirements could occur if the actual return on plan assets in future periods does not approximate the long-term rate of return assumed by us, and the amount of such increases could be material.

In addition to our defined benefit pension plans, we have a defined benefit postretirement medical plan, which provides for the payment of medical costs of eligible employees and dependents upon retirement. The plan is currently not funded. We expect to continue paying postretirement medical costs as covered claims are incurred. Effective July 1, 2003, we decided that postretirement medical benefits will not be provided to future retirees, with the exception of a small transition group. In addition, plan participants pay a higher portion of total plan costs in subsequent years.

Like the pension plans discussed above, the defined benefit postretirement medical plan is dependent on key assumptions, including the discount rate and future healthcare cost trend rates. For this actuarial calculation, we used a discount rate of 5.6% and assumed an annual rate of increase of approximately 10% for pre-age 65 covered health care benefits, eventually and gradually decreasing to 5% by 2016 and remaining at that level thereafter. A one percentage point increase in the healthcare cost trend rate assumption in each future year would impact the postretirement benefit obligation by approximately $0.1 million and would impact the total service and interest cost by approximately $0.1 million.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The defined benefit postretirement medical plan has been amended such that, effective January 1, 2006, prescription medication coverage was discontinued for all participants who were both eligible for prescription drug benefits under Medicare and for whom Medicare is the primary payor. This plan change has reduced the plan’s net periodic benefit cost beginning in Fiscal 2005.

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

Revenue Recognition:  The majority of our sales are derived from fixed price contracts to provide equipment. Revenue on equipment and parts sales is recognized when contract terms are met, collectibility is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. Revenue from service agreements is recognized as earned, when services have been rendered. With respect to cost-plus-fixed-fee contracts, we recognize the fee ratably as the actual costs are incurred, based upon the total fee amounts expected to be realized upon completion of the contracts. Amounts collected in advance of being earned are reflected on the balance sheet as unearned revenue. Bid and proposal costs are expensed as incurred.

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

Inventories:  Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (“FIFO”) basis, and market determined on the basis of estimated realizable values. Production cost includes material, labor and manufacturing overhead. When circumstances dictate, we write inventory down to its estimated realizable value based upon assumptions about future demand, technological innovations, market conditions, plans for disposal and the physical condition of products. If circumstances change, causing us to reduce our estimate of realizable value for specific inventory items or categories, additional provisions to cost of sales may be required.

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

Stock-Based Compensation:  As permitted under SFAS No. 123, we use the intrinsic value method of accounting to account for our employee stock options and other stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of our common stock on the grant date and all other provisions of the award are fixed. Had we used the fair value method of accounting for stock-based compensation prescribed by SFAS No. 123, net earnings would have been negatively impacted by $2.5 million, $1.4 million and $1.1 million for Fiscal 2005, 2004 and 2003, respectively.

In connection with the sale of our Power Products and Engineered Products businesses in January 2006, we entered into termination and release agreements with three former executives. Pursuant to such agreements, the Company accelerated the vesting of all stock option agreements held by the three executives, and extended their exercise term from 30 days after the date of termination to December 31, 2006. As a result of these modifications of terms, the Company recorded non-cash compensation expense totaling $3.3 million in Fiscal 2005, which was charged to gain (loss) on sale of discontinued operations in the consolidated statement of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statements of operations based on their fair values. SFAS No. 123R is effective in the first quarter of Fiscal 2006. Pursuant to the provisions of the Company’s stock option plans, as a result of the Board of Directors approving the Armor Holdings merger, substantially all outstanding stock options became fully vested and exercisable on February 26, 2006, subject to certain restrictions. As a result of this event, we expect that the adoption of the provisions of SFAS No. 123R will result in a pre-tax charge to compensation expense in the first quarter of Fiscal 2006 totaling approximately $7.0 million. See Note 1 and Note 2 to our consolidated financial statements included elsewhere herein for further discussion.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal utilization of capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by us beginning in Fiscal 2006. We do not believe the implementation of SFAS No. 151 will have a material impact on our consolidated financial statements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk:  In April 2005, we acquired all outstanding shares of ATHL, a light tactical vehicle manufacturer headquartered in the United Kingdom, for a total purchase price, denominated in British pounds, of approximately $48.2 million. The functional currency for ATHL is the British pound. In connection with the acquisition, we established a British pound-denominated intercompany note in the amount of £12.5 million (approximately $22.1 million at January 31, 2006), which is to be repaid in annual installments through December 2009. Subsequently, we advanced ATHL an additional £4.2 million (approximately $7.4 million at January 31, 2006), under intercompany notes which are due to be repaid in Fiscal 2006. In order to mitigate the exposure related to the intercompany notes receivable denominated in British pounds we entered into a series of forward foreign exchange contracts.

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

Fluctuations in currency exchange rates may also impact our shareholders’ equity. Amounts invested in non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded in shareholders’ equity as cumulative translation adjustments. With regard to the ATHL acquisition, the intercompany note and hedging program described above are intended to mitigate the exposure related to £12.5 million, or $23.5 million of the original purchase price. The remaining portion of the initial investment is impacted by fluctuations in the U.S. dollar equivalent to the British pound.

In addition, certain suppliers of our U.S. operations bill in foreign currencies, particularly the Euro. We occasionally enter into foreign exchange forward contracts with maturities of up to 12 months to hedge these specific purchase commitments and anticipated transactions but not for speculative or trading purposes.

Interest Rate Risk:  We have $25.1 million in fixed rate debt, of which $0.1 million is denominated in foreign currency.

The table below provides information about our market sensitive financial instruments, all of which are due in Fiscal 2006 and none of which was entered into for trading purposes. This table constitutes a forward-looking statement (in thousands, except interest rate data).

	Book Value at January 31, 2006	Fair Value at January 31, 2006

Notes Payable, denominated in foreign currency	$50	$50
Average interest rate	2.00%

Long-term debt	$25,000	$25,136
Average interest rate	7.38%

Item 8.  Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f).  The Company’s internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, excluding the operations of Automotive Technik (Holdings) Limited and its subsidiaries.  These businesses were acquired in April 2005 and represent approximately 4% of the Company’s total assets as of January 31, 2006 and 7% of total revenues for the year then ended.  Automotive Technik (Holdings) Limited’s net loss constituted approximately 13% of the Company’s consolidated net income for the year ended January 31, 2006.  In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

Based on this assessment, management concluded that, as of January 31, 2006, the Company’s internal control over financial reporting was effective.

Our assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Stewart & Stevenson Services, Inc.

We have audited the accompanying consolidated balance sheets of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended January 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stewart & Stevenson Services, Inc. and subsidiaries as of January 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stewart & Stevenson Services, Inc.’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

April 11, 2006
Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

Stewart & Stevenson Services, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Stewart & Stevenson Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Stewart & Stevenson Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Automotive Technick (Holdings) Limited and its subsidiaries, which are included in the Fiscal 2005 consolidated financial statements of Stewart & Stevenson Services, Inc. and constituted 4% of total assets as of January 31, 2006 and 7% of total consolidated revenues for the year then ended.  Automotive Technick (Holdings) Limited’s net loss constituted 13% of Stewart & Stevenson Services, Inc.’s consolidated net income for the year ended January 31, 2006.  Our audit of internal control over financial reporting of Stewart & Stevenson Services, Inc. also did not include an evaluation of the internal control over financial reporting of Automotive Technick (Holdings) Limited.

In our opinion, management’s assessment that Stewart & Stevenson Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Stewart & Stevenson Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended January 31, 2006 of Stewart & Stevenson Services, Inc. and subsidiaries and our report dated April 11, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

April 11, 2006
Houston, Texas

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,
(In thousands, except share data)	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$333,171	$128,515
Short-term investments	3,800	2,480
Accounts receivable, net	66,244	62,136
Inventories	22,140	17,803
Deferred income tax asset	7,165	5,872
Income tax receivable	189	7,223
Other current assets	3,967	1,655
Total assets of discontinued operations	33,681	318,753
Total Current Assets	470,357	544,437

Property, Plant and Equipment, net	49,179	37,856
Deferred Income Tax Asset	10,940	26,438
Intangibles and Other Assets, net	47,235	4,611
Total Assets	$577,711	$613,342

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable and current portion of long-term debt	$25,158	$—
Accounts payable	64,165	43,441
Accrued payrolls and incentives	8,947	13,178
Unearned revenue	53,146	63,335
Other current liabilities	26,258	22,713
Total liabilities of discontinued operations	25,943	99,193
Total Current Liabilities	203,617	241,860

Long-Term Debt, net of current portion	65	25,000
Accrued Postretirement Benefits and Pension	53,543	57,621
Other Long-Term Liabilities	4,700	4,141
Total Liabilities	261,925	328,622
Shareholders’ Equity:
Common stock, without par value, 100,000,000 shares authorized; 29,303,260 and 28,865,070 shares issued, respectively	70,588	59,616
Accumulated other comprehensive loss	(32,155)	(36,048)
Retained earnings	277,353	261,152
Total Shareholders’ Equity	315,786	284,720
Total Liabilities & Shareholders’ Equity	$577,711	$613,342

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
(In thousands, except per share data)	2006	2005	2004

Sales	$726,352	$549,803	$445,686
Cost of sales	682,592	476,005	366,694

Gross profit	43,760	73,798	78,992

Selling and administrative expenses	19,258	25,938	27,617
Pension curtailment expense	—	—	2,400
Other expense (income), net	(44)	407	(362)
Operating profit	24,546	47,453	49,337

Interest expense	1,897	2,029	3,202
Interest income	(2,934)	(1,388)	(1,475)

Earnings from continuing operations before income taxes	25,583	46,812	47,610
Income tax expense	8,367	16,085	16,453
Net earnings from continuing operations	17,216	30,727	31,157
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $6,325, ($18,143) and ($48,921)	9,272	(28,019)	(84,360)
Gain (loss) on sale of discontinued operations, net of tax expense (benefit) of ($246) and $1,311	(360)	2,270	—
Net earnings (loss)	$26,128	$4,978	$(53,203)

Weighted average shares outstanding:
Basic	29,117	28,749	28,560
Diluted	29,593	28,984	28,887

Earnings (loss) per share:
Basic:
Continuing operations	$0.59	$1.07	$1.09
Discontinued operations	0.31	(0.90)	(2.95)
Net earnings (loss) per share	$0.90	$0.17	$(1.86)

Diluted:
Continuing operations	$0.58	$1.06	$1.08
Discontinued operations	0.30	(0.89)	(2.92)
Net earnings (loss) per share	$0.88	$0.17	$(1.84)

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Shares	Common	Retained	Comprehensive
(In thousands)	Outstanding	Stock	Earnings	Loss	Total

Balance, January 31, 2003	28,491	$54,843	$328,868	$(21,703)	$362,008
Net loss	—	—	(53,203)	—	(53,203)
Cash dividends	—	—	(9,704)	—	(9,704)
Other comprehensive loss	—	—	—	(3,831)	(3,831)
Exercise of stock options	154	2,213	—	—	2,213
Balance, January 31, 2004	28,645	57,056	265,961	(25,534)	297,483
Net earnings	—	—	4,978	—	4,978
Cash dividends	—	—	(9,787)	—	(9,787)
Other comprehensive loss	—	—	—	(10,514)	(10,514)
Exercise of stock options	220	2,560	—	—	2,560
Balance, January 31, 2005	28,865	59,616	261,152	(36,048)	284,720
Net earnings	—	—	26,128	—	26,128
Cash dividends	—	—	(9,927)	—	(9,927)
Other comprehensive income	—	—	—	3,893	3,893
Exercise of stock options	438	10,972	—	—	10,972
Balance, January 31, 2006	29,303	$70,588	$277,353	$(32,155)	$315,786

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended January 31,
	2006	2005	2004
Net earnings (loss)	$26,128	$4,978	$(53,203)

Change in additional minimum pension liability, net of tax of $1,658, ($5,559) and ($2,191)	2,948	(9,882)	(3,896)

Unrealized income (loss) on forward contracts, net of tax of $3, ($174) and ($10)	5	(310)	163

Currency translation gain (loss), net of tax of $2,368, ($181) and ($54)	940	(322)	(98)

Comprehensive income (loss)	$30,021	$(5,536)	$(57,034)

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
(In thousands)	2006	2005	2004
Operating Activities
Net earnings (loss)	$26,128	$4,978	$(53,203)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Net (earnings) loss from discontinued operations	(8,912)	25,749	84,360
Deferred tax provision (benefit)	10,190	(6,371)	(2,216)
Depreciation and amortization	9,708	9,844	9,649
Unrealized foreign exchange losses	1,502	—	—
(Gain) loss on sale of business assets	(147)	685	—
Change in operating assets and liabilities net of the effect of acquisition, divestiture and discontinued operations:
Accounts receivable, net	(11,529)	(36,598)	(14,593)
Inventories	2,390	(2,115)	(8,237)
Income tax receivable	7,033	25,813	(28,144)
Accounts payable	17,559	11,778	24,291
Accrued payrolls and incentives	(6,291)	4,244	1,137
Unearned revenue	(9,592)	(5,008)	6,510
Other current liabilities	(5,418)	1,246	6,562
Accrued postretirement benefits and pension	529	(9,809)	(6,965)
Other, net	4,724	(314)	(1,080)
Net Cash Provided by Continuing Operations	37,874	24,122	18,071
Net Cash Provided by (Used in) Discontinued Operations	(67,883)	11,716	(12,734)
Net Cash Provided by (Used in) Operating Activities	(30,009)	35,838	5,337

Investing Activities
Capital expenditures	(17,370)	(9,344)	(10,606)
Proceeds from sale of businesses	301,727	51,559	1,414
Acquisition of businesses, net of cash acquired	(44,559)	—	(1,788)
Disposal of property, plant and equipment, net	313	904	133
Short-term investments	(1,320)	5,265	(7,745)
Net investing activities of discontinued operations	66	150	480
Net Cash Provided by (Used in) Investing Activities	238,857	48,534	(18,112)

Financing Activities
Loan acquisition costs	(76)	(412)	—
Payments on long-term borrowings	—	—	(30,000)
Dividends paid	(9,927)	(9,787)	(9,704)
Proceeds from exercise of stock options	6,337	2,156	1,867
Net Cash Used in Financing Activities	(3,666)	(8,043)	(37,837)

Effect of exchange rate changes on cash	(526)	—	—

Increase (decrease) in cash and cash equivalents	204,656	76,329	(50,612)
Cash and cash equivalents, beginning of fiscal year	128,515	52,186	102,798
Cash and cash equivalents, end of fiscal year	$333,171	$128,515	$52,186

Cash Paid For:
Interest	$2,092	$2,139	$3,581
Income taxes (excluding refunds)	550	1,351	3,628

See accompanying notes to the consolidated financial statements.

STEWART & STEVENSON SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Business

Stewart & Stevenson Services, Inc. (together with its subsidiaries, the “Company”), a Texas corporation founded in 1902, is primarily engaged in the design, manufacture and service of medium and light tactical vehicles for the U.S. Army and others worldwide. During its history, the Company has also been engaged in the manufacture, distribution and service of a wide range of industrial products and diesel-powered equipment to various industries, including power generation, defense, marine, petroleum and transportation. During Fiscal 2005, the Company sold substantially all of the assets and business of its Power Products segment and Engineered Products segment (see Note 4), leaving the Company with one operating segment—Tactical Vehicle Systems. All financial statements and notes included herein have been restated to reflect the Power Products segment, the Engineered Products segment and other former businesses as discontinued operations.

On February 27, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Armor Holdings, Inc. (“Armor Holdings”) and one of its wholly-owned subsidiaries, pursuant to which Armor Holdings agreed to acquire all of the outstanding common stock of the Company for $35.00 per share in a cash merger transaction. Upon completion of the merger, the Company will be a subsidiary of Armor Holdings and there will be no further market for the Company’s common stock. The transaction is subject to Company shareholder approval, the expiration or termination of the Hart-Scott-Rodino waiting period and other customary conditions. Under specified circumstances, if the Merger Agreement is terminated, the Company would be required to pay Armor Holdings a termination fee. In addition, the Merger Agreement contains conditions to Armor Holdings’ obligations to consummate the merger, including the absence of a material adverse change (as defined in the Merger Agreement) since the date of the Merger Agreement. The Company has scheduled a special meeting of shareholders for May 9, 2006 to consider and vote upon the proposed merger. The Company anticipates that the transaction will close during the second quarter of Fiscal 2006. See Note 11.

Note 2: Summary of Significant Accounting Policies

Fiscal Year: The Company’s fiscal year begins on February 1 of the year stated and ends on January 31 of the following year. For example, “Fiscal 2005” commenced on February 1, 2005 and ended on January 31, 2006. The Company reports results on the fiscal quarter method with each quarter comprising approximately 13 weeks.

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

Allowance for Doubtful Accounts: The Company extends credit to customers and other parties in the normal course of business and maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of customers to make required payments. The Company bases such estimates on its historical experience, existing economic conditions and any specific customer collection issues the Company has identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding balance or when the Company determines that the balance will not be collected. The allowance for doubtful accounts balance was $0.1 million at January 31, 2006 and 2005. As discussed in Note 10, the U.S. government is the Company’s primary customer and government contracts account for over 85% of the Company’s sales from continuing operations.

Inventories: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (“FIFO”) basis, and market determined on the basis of estimated realizable values. Production cost includes material, labor and manufacturing overhead. When circumstances dictate, the Company writes inventory down to its estimated realizable value based upon assumptions about future demand, technological innovations, market conditions, plans for disposal and the physical condition of products. Shipping and handling costs related to non-manufactured products are expensed as incurred in cost of sales. Shipping and handling costs related to manufactured products are capitalized into inventory and expensed as products are sold.

Revenue Recognition: The majority of the Company’s sales are derived from fixed price contracts to provide equipment. Revenue on equipment and parts sales is recognized when contract terms are met, collectibility is reasonably assured and a product is shipped or risk of ownership has been transferred to and accepted by the customer. Revenue from service agreements is recognized as earned, when services have been rendered. With respect to cost-plus-fixed-fee contracts, the Company recognizes the fee ratably as the actual costs are incurred, based upon the total fee amounts expected to be realized upon completion of the contracts. Amounts collected in advance of being earned are reflected on the balance sheet as unearned revenue. Bid and proposal costs are expensed as incurred.

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

Capitalized Interest: The Company capitalizes interest costs related to the Company’s construction of long-lived assets to be used in operations. The amount of interest capitalized is calculated based on the Company’s average cost of borrowed funds. The Company capitalized $0.1 million during Fiscal 2005. No interest was capitalized during Fiscal 2004 or 2003. The capitalized amount was deducted from interest expense on the Company’s consolidated statement of operations and was included in the cost of the related asset on the consolidated balance sheet.

Foreign Exchange Contracts: In April 2005, the Company acquired all outstanding shares of a light tactical vehicle manufacturer headquartered in the United Kingdom, for a total purchase price of approximately $48.2 million denominated in British pounds (see Note 4). The functional currency for this acquired business is the British pound. In connection with the acquisition, the Company established a British pound-denominated intercompany note in the amount of £12.5 million (approximately $22.1 million at January 31, 2006), which is to be repaid in annual installments through December 2009. Subsequently, the Company advanced an additional £4.2 million (approximately $7.4 million at January 31, 2006), under intercompany notes which are due to be repaid in Fiscal 2006. The Company entered into foreign currency forward contracts as a hedge against the economic exposure of these intercompany notes receivable and not for speculative or trading purposes. While these contracts affect the Company’s results of operations, they do so only in connection with the underlying transactions. All derivative instruments are recognized as assets or liabilities in the balance sheet and are measured at fair value at the end of each period.

In addition, certain suppliers of the Company’s U.S. operations bill in foreign currencies, particularly the Euro. The Company occasionally enters into foreign exchange forward contracts with maturities of up to 12 months, designated as cash flow hedges, to hedge these specific purchase commitments and anticipated transactions but not for speculative or trading purposes.

Translation of Foreign Currency: The British pound is the functional currency for the Company’s United Kingdom subsidiaries which were acquired in Fiscal 2005. As such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income. Gains or losses from foreign currency transactions are recognized in current earnings. Net foreign currency exchange gains included in other (income) expense, net in the consolidated statements of operations were $0.2 million during Fiscal 2005 and immaterial in Fiscal 2004 and 2003.

Fair Value of Financial Instruments: The Company’s financial instruments consist primarily of cash equivalents, short-term investments, trade receivables, trade payables and debt instruments. The recorded values of cash equivalents, short-term investments, trade receivables, and trade payables are considered to be representative of their respective fair values. Generally, the Company’s notes payable have interest rates which are tied to current market rates. The senior notes had a carrying value of $25 million at January 31, 2006 and 2005, and a fair value of $25 million and $26 million at January 31, 2006 and 2005, respectively. The fair values of the senior notes were estimated based on market quotes obtained from brokers. The Company estimates that the recorded value of all of its other financial instruments approximates their fair values.

Warranty Costs: The Company generally provides product and service warranties for periods of 12 months to 24 months. Based on historical experience and contract terms, the Company provides for the estimated cost of product and service warranties at the time of sale or, in some cases, when specific warranty problems are identified. Accrued warranty costs are adjusted periodically to reflect actual experience. Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Occasionally, a material warranty issue can arise that is beyond the Company’s historical experience. The Company provides for any such warranty issues as they become known and estimable.

Pensions and Other Postretirement Benefits: The Company accounts for its defined benefit pension plans and its defined benefit postretirement medical plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. These standards require that amounts recognized in the financial statements be determined on an actuarial basis. Significant assumptions involved in determining the Company’s pension and other postretirement benefit expense include the expected return on plan assets, expected healthcare cost and compensation increases and the discount rate for calculating future liability. The assumed long-term rate of return on assets is applied to a calculated value of plan assets which results in an estimated return on plan assets that is included in current year pension income or expense. When the accumulated benefit obligation exceeds the fair value of defined benefit plan assets, the Company reflects the difference as an increase in pension liability with an offsetting charge to shareholder’s equity (net of tax) through other comprehensive income (rather than net income).

Stock-Based Compensation: As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company continues to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based compensation programs. Accordingly, no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of the Company’s common stock on the grant date and all other provisions of the award are fixed. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statements of operations based on their fair values. The Company is required to adopt the provisions of SFAS No. 123R in Fiscal 2006.

Pursuant to the provisions of the Company’s stock option plans (see Note 9), as a result of the Board of Directors approving the Armor Holdings merger (See Note 1), all outstanding stock options became fully vested and exercisable on February 26, 2006. Primarily as a result of this accelerated vesting, the Company expects that the adoption of the provisions of SFAS No. 123R will result in a non-cash pre-tax charge to compensation expense in Fiscal 2006 totaling approximately $7.0 million. No additional future impact of SFAS No. 123R is anticipated unless the Company grants additional stock options in the future.

In connection with the sale of our Power Products and Engineered Products businesses in January 2006 (see Note 4), the Company entered into termination and release agreements with three former executives. Pursuant to such agreements, the Company accelerated the vesting of all stock option agreements held by the three executives, and extended their exercise term from 30 days after the date of termination to December 31, 2006. As a result of these modifications of terms, the Company recorded non-cash compensation expense totaling $3.3 million in Fiscal 2005, which was charged to gain (loss) on sale of discontinued operations in the consolidated statements of operations.

The following pro forma data are calculated as if compensation expense for the Company’s stock option plans was determined based on the fair value at the grant date for awards under these plans, amortized to expense on a pro rata basis over the option vesting period:

(In thousands, except per share data)	Fiscal 2005	Fiscal 2004	Fiscal 2003

Net earnings (loss):
As reported	$26,128	$4,978	$(53,203)
Pro forma compensation expense, determined under fair value method, net of tax	(2,483)	(1,424)	(1,094)
Pro forma	$23,645	$3,554	$(54,297)

Basic earnings (loss) per share:
As reported	$0.90	$0.17	$(1.86)
Pro forma	0.81	0.12	(1.90)

Diluted earnings (loss) per share:
As reported	$0.88	$0.17	$(1.84)
Pro forma	0.80	0.12	(1.88)

For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in Fiscal 2005, 2004 and 2003:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Risk free interest rates	3.98%	3.00%	2.83%
Expected dividend yields	1.45%	2.97%	3.18%
Expected volatility	62.90%	64.80%	65.10%
Expected life (years)	4	5	5

Based on the above assumptions, the weighted average fair value of stock options granted in Fiscal 2005, 2004 and 2003 was $11.33, $5.72 and $5.13, respectively.

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

Earnings Per Share: Basic earnings per share have been calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed considering the potential dilution that would occur if all securities or other contracts to issue common stock were exercised or converted into common stock. See Note 9.

Reclassifications: The accompanying consolidated financial statements and notes for prior fiscal years contain certain reclassifications, including the consistent classification of discontinued operations (see Note 5), to conform with the presentation used in Fiscal 2005.

Recent Accounting Pronouncements: In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal utilization of capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by the Company beginning in Fiscal 2006. The Company does not believe the implementation of SFAS No. 151 will have a material impact on its consolidated financial statements.

Note 3: Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following components, net of tax, at January 31:

	Fiscal	Fiscal
(In thousands)	2005	2004

Accumulated additional minimum pension liability	$(29,414)	$(32,362)
Unrealized income on forward contracts	5	—
Currency translation loss	(2,746)	(3,686)

Accumulated other comprehensive loss	$(32,155)	$(36,048)

Note 4: Acquisitions and Divestitures

In January 2006, the Company completed the sale of substantially all the operating assets and business of the Engineered Products and Power Products Divisions for cash consideration of approximately $277 million and the assumption of certain liabilities. In March 2006, the cash consideration was adjusted upward by $6.4 million, based on the net asset value delivered at closing. The Company recognized a pre-tax gain of $9.7 million ($5.8 million after-tax) associated with these sales.

In August 2005, the Company sold substantially all of the inventory, property, plant and equipment, distribution rights, and operations of four Power Products Division distribution locations in California for cash consideration of approximately $9.4 million. As a result of this sale, the Company recorded a $3.4 million pre-tax ($2.0 million after-tax) loss on disposal of discontinued operations during Fiscal 2005, which included a $3.6 million estimated withdrawal liability from a union pension plan.

In April 2005, the Company acquired all outstanding shares of Automotive Technik (Holdings) Limited (“ATHL”), a light tactical vehicle manufacturer headquartered in the United Kingdom. The aggregate purchase price for the transaction was approximately $48.2 million, including cash of $47.0 million, notes of $0.2 million and transaction costs of approximately $1.0 million. The acquisition of ATHL broadens the Company’s product offerings and provides additional marketing opportunities for the Company’s Tactical Vehicle Systems business. The results of operations for ATHL are included in the Company’s consolidated financial statements since the date of acquisition. Since the date of acquisition, the ATHL operations generated sales of $51.6 million and a pre-tax operating loss of $5.1 million during Fiscal 2005. Pro forma results from continuing operations for Fiscal 2005 and Fiscal 2004, including the operating results of ATHL for this period are as follows (in thousands):

	Fiscal 2005	Fiscal 2004
Sales	$735,035	$598,774
Net earnings from continuing operations	17,105	30,586
Diluted earnings per share - continuing operations	$0.58	$1.06

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)	April 8, 2005

Cash and cash equivalents	$3,552
Other current assets	15,642
Property, plant and equipment	2,553
Identifiable intangible assets	16,684
Goodwill	30,593
Total assets acquired	69,024

Notes payable	149
Other current liabilities	17,901
Deferred tax liability	2,702
Long-term debt, net of current portion	68
Total liabilities assumed	20,820

Purchase price allocated	$48,204

In January 2005, the Company sold substantially all of the assets and business of the Airline Products business for proceeds of $60 million as well as the assumption of certain liabilities, subject to final adjustment based on the amount of working capital conveyed at closing. In November 2005, the Company reached an agreement with the buyer regarding certain contractual issues related to the sale, pursuant to which the Company agreed to refund $4.0 million of purchase price to the buyer. Primarily as a result of this dispute, the Company recorded pre-tax charges of $7.0 million ($4.2 million after-tax) to loss on sale of discontinued operations during Fiscal 2005, including the write-off of a $3.0 million receivable from the buyer.

Note 5: Discontinued Operations

As a result of the divestitures described in Note 4, the identified assets, liabilities and results of operations for the Airline Products, Power Products and Engineered Products businesses are reported as discontinued operations for all periods presented. Pursuant to the sales agreements for Power Products and Engineered Products divestitures, the Company retained certain assets including certain accounts receivable balances, three vacated facilities from the Power Products business, and the Engineered Products manufacturing facility which is being leased to the buyer of the business. The lease of the Engineered Products facility expires in July 2008, and has a purchase option that expires in July 2007. Additionally, the Company retained certain obligations of these businesses, for which the Company has recorded accruals it believes to be adequate.

The Company’s discontinued operations also include the wind-down of the turnkey engineering, procurement and construction activities of the Distributed Energy Solutions business, which the Company decided to exit in Fiscal 2003, and the retained warranty and contract obligations from the Fiscal 2002 sale of the blowout preventer and controls, valve and drilling riser business previously included in the Engineered Products segment.

During Fiscal 2005, the Company recorded $4.3 million in pre-tax charges related to the settlement of a customer dispute in the Distributed Energy Solutions business, which was paid in August 2005.

Sales and operating profit (loss) from discontinued operations were as follows (in thousands):

	Year Ended January 31,
	2006	2005	2004
Sales
Power Products	$535,122	$508,378	$509,981
Engineered Products	167,372	100,178	113,545
Airline Products	—	86,287	63,733
Distributed Energy Solutions	7,265	20,037	44,867
Total Sales	$709,759	$714,880	$732,126

Operating profit (loss)
Power Products	$12,091	$13,352	$(51,854)
Engineered Products	11,631	(11,574)	(15,358)
Airline Products	—	(5,752)	(12,594)
Distributed Energy Solutions	(8,125)	(42,188)	(53,475)
Total operating profit (loss)	15,597	(46,162)	(133,281)
Income tax expense (benefit)	6,325	(18,143)	(48,921)
Net earnings (loss) from discontinued operations	$9,272	$(28,019)	$(84,360)

In addition to the discontinued operating results above, the Company recorded a loss on sale of discontinued operations of $0.4 million (net of tax benefit of $0.2 million) in Fiscal 2005, and a gain on sale of discontinued operations of $2.3 million (net of tax expense of $1.3 million) in Fiscal 2004, related to the sale of the Airline Products, Power Products and Engineered Products businesses. The Fiscal 2005 loss on sale of discontinued operations includes a $7.0 million pretax charge related to the settlement of a dispute arising from the Fiscal 2004 sale of the Airline Products business and a net pre-tax gain of $6.4 million resulting from sales of the Power Products and Engineered Products businesses. The Fiscal 2004 gain on sale of discontinued operations resulted from the sale of the Airline Products business.

Assets and liabilities of discontinued operations as of January 31, 2006 and 2005 consisted of the following (in thousands):

	Fiscal	Fiscal
(In thousands)	2005	2004
Cash and cash equivalents	$39	$1,942
Accounts receivable, net	5,315	111,317
Recoverable costs and accrued profits not yet billed	656	27,557
Inventories	1,322	71,788
Property, plant and equipment, net	10,726	81,728
Deferred tax assets	12,846	12,167
Other assets	2,777	12,254
Total assets of discontinued operations	$33,681	$318,753

Notes payable	$—	$1,671
Accounts payable	1,659	41,688
Accrued payrolls and incentives	5,146	10,812
Other liabilities	19,138	45,022
Total liabilities of discontinued operations	$25,943	$99,193

The property, plant and equipment balance at January 31, 2006 includes $8.7 million associated with a manufacturing facility that is under lease to the buyer of the Engineered Products business. The lease term expires in July 2008, and has a purchase option that expires in July 2007.

The Company believes it is more likely than not that the net deferred income tax assets as of January 31, 2006 will be realized, based on expected future taxable income from continuing operations.

Note 6: Inventories

Summarized below are the components of inventories related to continuing operations, net of customer deposits:

	January 31,	January 31,
(In thousands)	2006	2005

Raw materials and spare parts	$12,431	$8,422
Work in process	9,709	9,381
Total Inventories	$22,140	$17,803

Raw materials and spare parts include OEM equipment and components used in the manufacturing segment. The inventory balances above are stated net of inventory valuation allowances totaling $2.2 million and $0.2 million at the end of Fiscal 2005 and 2004, respectively.

Note 7: Debt Arrangements

Outstanding debt, which is generally unsecured, consists of the following:

	January 31,	January 31,
(In thousands)	2006	2005

Senior notes, 7.38%, due May 2006	$25,000	$25,000
Other, denominated in foreign currency	223	—
	25,223	25,000
Less current portion	(25,158)	—
Long-term debt, net of current portion	$65	$25,000

In January 2005, the Company entered into a $100 million unsecured revolving credit facility which expires in January 2009. To date, no borrowings have been made under this facility. A commitment fee ranging from 17.5 to 37.5 basis points per annum is paid on the daily average unused balance of the facility based on the Company’s leverage ratio. The revolving credit facility has a $25 million sub-facility which may be used for letters of credit. Approximately $7.0 million in letters of credit under the revolving credit facility were outstanding at January 31, 2006 and $93.0 million was available for borrowing. The Company has alternative interest rates that can be applied to any borrowings under the facility, which include prime rate and a LIBOR plus 75 to 150 basis points, depending on the Company’s leverage ratio. The borrowing rate would have been 5.56% at January 31, 2006, which represents LIBOR plus 75 basis points.

The Company’s revolving credit facility and senior notes are unsecured and their related agreements contain covenants that restrict indebtedness, guarantees, sales of assets and other customary items. Additional covenants in the revolving credit facility require the Company to maintain a minimum fixed charge coverage ratio and maximum leverage ratio. Based on the Company’s financial condition as of January 31, 2006, the restrictions imposed by the Company’s senior notes and revolving credit facility do not currently restrict the Company’s ability to meet its obligations or to declare and pay dividends at historical levels.

The Company has additional letter of credit facilities totaling $12.5 million with financial institutions, to allow the issuance of letters of credit as needed to support ongoing commercial operations. These facilities expire in Fiscal 2007. Approximately $6.9 million of letters of credit under these facilities were outstanding as of January 31, 2006.

Note 8: Income Taxes

The components of the income tax provision from continuing operations are as follows:

	Fiscal	Fiscal	Fiscal
(In thousands)	2005	2004	2003

Current provision (benefit)	$(1,823)	$22,456	$18,669
Deferred provision (benefit)	10,190	(6,371)	(2,216)
Income tax provision	$8,367	$16,085	$16,453

The components of the income tax provision (benefit) from discontinued operations are as follows:

	Fiscal	Fiscal	Fiscal
(In thousands)	2005	2004	2003

Current provision (benefit)	$8,759	$(23,928)	$(44,393)
Deferred provision (benefit)	(2,680)	7,096	(4,528)
Income tax provision (benefit)	$6,079	$(16,832)	$(48,921)

The sources of earnings from continuing operations before income taxes are as follows:

	Fiscal	Fiscal	Fiscal
(In thousands)	2005	2004	2003

United States	$30,115	$46,814	$47,608
Foreign	(4,532)	(2)	2
	$25,583	$46,812	$47,610

A reconciliation between the income tax provision from continuing operations and income taxes computed by applying the statutory U.S. Federal income tax rate of 35% in Fiscal 2005, 2004 and 2003 is as follows:

	Fiscal	Fiscal	Fiscal
(In thousands)	2005	2004	2003

Provision at statutory rate of 35%	$8,954	$16,384	$16,664
Other, net	(587)	(299)	(211)
Income tax provision	$8,367	$16,085	$16,453

The net deferred tax assets from continuing operations are determined under the liability method based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted statutory tax rates. The deferred tax provision (benefit) is the result of changes in these temporary differences. The tax effects of the temporary differences which comprise the deferred tax asset at the end of Fiscal 2005 and 2004 are as follows:

(In thousands)	Fiscal 2005	Fiscal 2004
Deferred Tax Assets
Postretirement benefit obligation	$4,564	$5,394
Accrued expenses and other reserves	9,023	7,943
Pension accounting	14,743	15,461
Net operating loss carryforwards	3,346	11,585
Other	314	1,202
Gross deferred tax assets	31,990	41,585
Deferred Tax Liabilities
Property, plant, and equipment	1,578	2,878
Intangible assets	4,239	—
Prepaid expenses and deferred charges	5,937	5,087
Other	3,023	1,310
Gross deferred tax liabilities	14,777	9,275
Net deferred tax asset	$17,213	$32,310

Current portion of deferred tax asset	$7,165	$5,872
Non-current portion of deferred tax liability	(892)	—
Non-current portion of deferred tax asset	10,940	26,438
Net deferred tax asset	$17,213	$32,310

The Company believes it is more likely than not that the net deferred income tax assets as of January 31, 2006 will be realized, based on expected future taxable income. During Fiscal 2005, the Company fully utilized its $2.2 million and $0.6 million of tax credit carryforwards for Research and Experimental expenses and Alternative Minimum Tax, respectively, to reduce current taxes payable. In addition, the Company utilized all of its $37 million of U.S. federal net operating loss carryforwards to reduce Fiscal 2005 taxable income. At January 31, 2006, the Company has approximately $11.2 million of foreign net operating loss carryforwards, which are available to reduce future taxable income primarily in the United Kingdom, subject to certain restrictions.

Note 9: Common Stock

Cash Dividend: Cash dividends of $0.085 per common share were declared and paid in each quarter of Fiscal 2005, 2004 and 2003. Declaration and payment of dividends in the future is dependent upon the Company’s earnings and liquidity position and limitations under the Company’s revolving credit facility and senior note agreement, among other factors.

Stock Issuance: Pursuant to the 1996 Director Stock Plan, the Company issued 4,014 shares in Fiscal 2005, 6,888 shares in Fiscal 2004 and 7,315 shares in Fiscal 2003 to certain directors of the Company for services rendered. Total expense recognized related to these stock issuances was approximately $0.1 million in each year.

Stock Option Plans: The Company has various stock option plans pursuant to which stock options may be granted to officers, employees and non-employee directors of the Company. Options may be granted with a per share exercise price not less than the per share market value of common stock at the date of grant. The options have terms not to exceed ten years and vest over periods not to exceed four years. As of January 31, 2006 a total of 3,998,099 shares were reserved for issuance pursuant to such stock option plans, of which, 2,179,188 stock options with a weighted average price of $16.48 were outstanding. Pursuant to the provisions of the Company’s stock option plans, as a result of the Board of Directors approving the Armor Holdings merger (see Note 1), substantially all outstanding stock options became fully vested and exercisable on February 26, 2006, subject to certain restrictions.

A summary of the status of the Company’s stock option plans during Fiscal 2005, 2004, and 2003 is presented in the tables below:

	Shares under Option	Option Price Range Per Share
Outstanding at end of Fiscal 2002	2,090,775	$8.91 - $ 50.25
Granted	853,250	$9.52 - $ 17.00
Exercised	(145,950)	$9.52 - $ 10.50
Canceled	(657,725)	$8.91 - $ 50.25
Outstanding at end of Fiscal 2003	2,140,350	$9.52 - $ 50.25
Granted	1,104,000	$14.62 - $ 19.05
Exercised	(213,750)	$9.52 - $ 20.00
Canceled	(409,575)	$9.52 - $ 50.25
Expired	(24,550)	$50.25
Outstanding at end of Fiscal 2004	2,596,475	$9.52 - $ 35.13
Granted	307,500	$22.28 - $ 23.66
Exercised	(435,001)	$9.52 - $ 23.55
Canceled	(246,786)	$9.52 - $ 24.38
Expired	(43,000)	$33.75 - $ 35.13
Outstanding at end of Fiscal 2005	2,179,188	$9.52 - $ 33.90
Options available for future grants at end of Fiscal 2005	1,818,911

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Options exercisable at end of year	1,315,626	1,054,679	916,165
Weighted average exercise price of options exercisable	$16.88	$17.68	$19.66

A reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share is below:

	Fiscal	Fiscal	Fiscal
(In thousands, except per share amounts)	2005	2004	2003

Numerator:
Earnings (loss) available to common stockholders
From continuing operations	$17,216	$30,727	$31,157
From discontinued operations	9,272	(28,019)	(84,360)
From disposal of discontinued operations	(360)	2,270	—
Net earnings (loss)	$26,128	$4,978	$(53,203)

Denominator:
Denominator for basic earnings per share:
Weighted average shares	29,117	28,749	28,560
Effect of dilutive securities:
Employee and director stock options	476	235	327
Denominator for diluted earnings per share-
Adjusted weighted average shares	29,593	28,984	28,887

Basic earnings (loss) per share:
From continuing operations	$0.59	$1.07	$1.09
From discontinued operations	0.32	(0.97)	(2.95)
From disposal of discontinued operations	(0.01)	0.07	—
Net earnings (loss) per share	$0.90	$0.17	$(1.86)

Diluted earnings (loss) per share:
From continuing operations	$0.58	$1.06	$1.08
From discontinued operations	0.31	(0.97)	(2.92)
From disposal of discontinued operations	(0.01)	0.08	—
Net earnings (loss) per share	$0.88	$0.17	$(1.84)

Number of anti-dilutive stock options outstanding	301	1,057	1,193

Note 10: Government Contracts

The U.S. government is the Company’s primary customer and the business depends largely on U.S. government expenditures. As such, decreased government spending or termination of significant government programs could adversely affect the Company. Government contracts account for over 85% of the Company’s sales and operating income from continuing operations. During the fourth quarter of Fiscal 2004, the Company completed production under the second multi-year contract with the U.S. Department of the Army (“U.S. Army”) for production of the Family of Medium Tactical Vehicles (“FMTV”), and began production under the third multi-year contract. The third U.S. Army contract includes production of 10,889 FMTV trucks and trailers over a five-year period, with options for approximately 12,000 additional trucks and trailers. Funding of the current contract beyond the first four program years is subject to the inherent uncertainties of Congressional appropriations. As is typical of multi-year defense contracts that may be canceled or adjusted by the government, the contract must be funded annually by the U.S. Army and may be terminated at any time for the convenience of the government. If the contract is terminated, other than for the Company’s default (in which event there could be serious adverse consequences and claims against the Company), it provides for termination charges that will reimburse the Company for certain allowable costs, but not necessarily for all costs incurred.

The U.S. government has accounted for $630.5 million, $532.0 million and $432.5 million of sales in Fiscal 2005, 2004 and 2003, respectively. Additionally, the U.S. government accounts for approximately 89% and 71% of total accounts receivable at January 31, 2006 and 2005, respectively. The loss of this customer would have a material adverse effect on the Company’s consolidated financial condition and results of operations. Additionally, the FMTV incorporates components that are specified by the U.S. Army and are available only from the source or sources selected by the U.S. Army. In addition, the Company uses other suppliers for certain components of the FMTV, some of which are small businesses that are not well capitalized. Interruption in the supply of any of these components, for any reason, could have a material adverse effect on the results of operations.

Major contracts for military systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Pricing negotiations on changes and settlement of claims often extend over prolonged periods of time. The Company’s ultimate profitability on such contracts may depend on the eventual outcome of an equitable settlement of contractual issues with the U.S. government. In the fourth quarter of Fiscal 2005, the Company recorded a $3.3 million charge to cost of sales to write off previously anticipated cost recoveries under the FMTV contract.

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

Note 11: Guarantees and Contingencies

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

A summary of warranty activity associated with continuing operations follows:

	Fiscal	Fiscal
(in thousands)	2005	2004
Accrued warranty costs at beginning of year	$1,817	$1,353
Payments for warranty obligations	(1,015)	(845)
Warranty accrual for current period sales	2,609	1,309
Changes related to pre-existing warranties	(355)	—
Accrued warranty costs at end of year	$3,056	$1,817

Guarantees: The Company is occasionally required to issue performance indemnities or to post letters of credit, generally issued by a bank, to collateralize certain insurance programs, to secure credit facilities or to ensure performance under contracts. A letter of credit commits the issuer to remit specified amounts to the holder, if the holder demonstrates that the Company has failed to meet its obligations under the letter of credit. If this were to occur, the Company would be obligated to reimburse the issuer for any payments the issuer was required to remit to the holder of the letter of credit. Generally, a letter of credit is released when the Company has satisfied the obligations that the letter of credit is securing. As of January 31, 2006 and 2005, the Company had letters of credit outstanding totaling approximately $13.9 million and $13.2 million, respectively. In addition, the Company had contingent performance indemnities of approximately $2.2 million and $3.8 million as of January 31, 2006 and 2005, respectively.

Operating Lease Commitments: The Company leases certain facilities and equipment from third parties under operating lease arrangements of varying terms. Under the terms of these operating lease arrangements, the Company is generally obligated to make monthly rental payments to the lessors, and include no further obligations at the end of the lease terms. If the Company elects to cancel or terminate a lease prior to the end of its term, the Company is typically obligated to make all remaining lease payments. In certain cases, however, the Company is allowed to sublet the assets to another party. Total rent expense associated with operating lease agreements was $3.6 million, $2.5 million, and $3.7 million in Fiscal 2005, 2004 and 2003, respectively.

Operating lease obligations as of January 31, 2006, with noncancelable lease terms in excess of one year are as follows, net of subrental income (in thousands):

Fiscal 2006	$1,384
Fiscal 2007	1,311
Fiscal 2008	1,220
Fiscal 2009	1,187
Fiscal 2010	772
Thereafter	2,564
Total operating lease obligations	$8,438

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

The Company was a defendant in a suit filed in 1996 under the qui tam provision of the False Claims Act, United States of America, ex rel. Werner Stebner v. Stewart & Stevenson Services, Inc. and McLaughlin Body Co., Civil Action No. H-96-3363, in the U.S. District Court for the Southern District of Texas, Houston Division. The plaintiff’s complaint sought penalties and damages in an unspecified amount. The suit alleged that the Company made false statements and certifications in connection with claims for payment for medium tactical vehicles delivered to the U.S. Army before 1998, and that the vehicles were substandard because of corrosion problems. Following an investigation by the Justice Department, the United States declined to intervene in the suit. In February 2004, the District Court found in favor of the Company and dismissed all of the plaintiff’s claims by summary judgment without proceeding to trial. The U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision in August 2005. The U.S. Supreme Court denied the plantiff’s petition for writ of certiorari in January 2006, bringing an end to the suit.

Klickitat Litigation: The Company and several of its subsidiaries in the Distributed Energy Solutions business are defendants in a suit filed by the Klickitat County Public Utility District No. 1 on December 11, 2003 arising out of claims relating to a landfill gas power generation facility in Roosevelt, Washington, Cause No. CY-03-3175-LRS; Klickitat County Public Utility District No. 1 v. Stewart & Stevenson Services, Inc., Stewart & Stevenson Power, Inc., Sierra Detroit Diesel Allison, Inc., Pamco International, Inc. and Waukesha Engine Dresser, Inc.; in the U.S. District Court for the Eastern District of Washington. The plaintiff has asserted claims with respect to equipment installed and used since 1999 for breach of contract; promissory estoppel; violations of the Washington Products Liability Act; breach of warranties; intentional or negligent misrepresentation; and violations of the Washington Consumer Protection Act and seeks recovery of damages in excess of $13 million. The Company is vigorously defending this suit. In an order filed April 7, 2006, the court granted partial summary judgment dismissing all but two of plaintiff’s nine causes of action with prejudice. As to the remaining claims, it is not yet possible for the Company to determine the ultimate outcome of the suit or whether its resolution will, in the future, have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity. The Company is presently unable to determine whether a material liability has been incurred in this matter or to reasonably estimate the amount of any loss that may result from this matter. Consequently, the Company has recorded no accrual for any losses related to the ultimate outcome of this litigation. The Company has, however, recorded accruals that it believes are adequate for estimated legal fees that it expects to incur associated with this matter.

Antitrust Litigation: The Company, which was a distributor of Detroit Diesel parts through its Power Products business, is a co-defendant with Detroit Diesel Corporation and other Detroit Diesel distributors in two putative class action suits filed on February 9, 2005, Civil Action No. 05-616; Cumberland Truck Equipment Co. et al. v. Detroit Diesel Corp., et al. (the “Cumberland Litigation”), and Civil Action No. 05-625; Diamond International Trucks, Inc. et al. v. Detroit Diesel Corp., et al. (the “DIT Litigation”). The suits were initially filed in the U.S. District Court for the Eastern District of Pennsylvania. On November 14, 2005, the cases were transferred to the Eastern District of Michigan. In the Cumberland Litigation, plaintiffs were dealers of Detroit Diesel parts whose agreements were terminated or not renewed on or after February 9, 2001. The plaintiffs are claiming antitrust violations arising out of the termination or non-renewal of their dealer agreements. In the DIT Litigation, plaintiffs are dealers of Detroit Diesel parts whose dealership classification was changed on or after February 9, 2001. The plaintiffs in the DIT Litigation are claiming antitrust violations arising out of changes to the classification of their dealerships. The plaintiffs in each suit have also alleged price fixing and group boycott in violation of Section 1 of the Sherman Act and have made claims for treble damages and injunctive and other relief. The Company is vigorously defending both suits. It is presently impossible for the Company to determine the ultimate outcome of either suit, but the Company currently believes that the resolution of these suits will not have a material adverse effect on the Company’s consolidated results of operations, financial position or liquidity. The Company has recorded accruals that it currently believes are adequate for the estimated amount of costs and legal fees that it expects to incur associated with these matters.

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

Purported Class Action involving Merger:  The Company and six of its directors are defendants in a purported class action lawsuit relating to the proposed merger transaction with Armor Holdings described in Note 1. The lawsuit was filed on April 11, 2006, and alleges, among other things, that the defendants have breached their fiduciary duties to the shareholders of the Company by failing to maximize shareholder value when selling the Company, by favoring Armor Holdings in the proposed merger transaction and precluding superior offers for the Company and by failing to disclose material information or disclosing materially false information in its proxy materials relating to the shareholders’ meeting to be held on May 9, 2006. The lawsuit was filed in District Court in Harris County, Texas, by a purported shareholder of the Company on behalf of all other similarly situated shareholders. The lawsuit alleges that a class should be certified and the plaintiff named as representative of the purported class. No class has been certified at present and accordingly, we regard the action as a purported class action. Additional lawsuits could be filed in the future. The lawsuit seeks, among other things, a declaration that the merger agreement was entered into in breach of the fiduciary duties of the individual defendants and is therefore unlawful and unenforceable, an injunction against the Company proceeding with the transaction or consummating the transaction or any other business combination unless certain procedures are in place and damages, attorneys’ and experts’ fees, expenses and other relief. The Company believes that this lawsuit is wholly without merit and intends to vigorously defend it.

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

Note 12: Employee Pension and Other Benefit Plans

Defined Benefit Plans

The Company has a frozen noncontributory defined benefit pension plan that covered substantially all of its full-time employees and an unfunded frozen defined benefit supplemental executive retirement plan covering certain highly compensated employees. The pension benefits are based on years of service, limited to 45 years, and the employee’s highest consecutive five-year average compensation out of the last 10 years of employment. The Company funds pension costs in conformity with the funding requirements of applicable government regulations. Effective July 1, 2003, the Company froze the benefits earned under both defined benefit pension plans, with the exception of a small transition group. These plan changes resulted in a non-cash charge of $2.4 million to write off previously unamortized prior service costs (pension curtailment expense) during Fiscal 2003.

The Company also has a defined benefit postretirement medical plan, which provides for the payment of certain medical costs of eligible employees and dependents upon retirement. The plan is currently not funded. The Company expects to continue paying postretirement medical costs as covered claims are incurred. Effective July 1, 2003, the Company decided that postretirement medical benefits will not be provided to future retirees, with the exception of a small transition group, and required plan participants to pay a higher portion of total plan costs in subsequent years.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The defined benefit postretirement medical plan has been amended such that, effective January 1, 2006, prescription medication coverage was discontinued for all participants who were both eligible for prescription drug benefits under Medicare and for whom Medicare is the primary payor. This plan change has reduced the plan’s net periodic benefit cost beginning in Fiscal 2005.

The following tables include pension benefits information for the noncontributory defined benefit pension plans and the postretirement medical plan discussed above, as well as an unfunded defined benefit retirement plan for non-employee directors. The changes in benefit obligation, plan assets and funded status of the plans, measured as of January 31, 2006 and 2005, and the amounts recognized in the consolidated balance sheets follow:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	Fiscal 2005	Fiscal 2004	Fiscal 2005	Fiscal 2004
Change in benefit obligation:
Benefit obligation at beginning of year	$147,355	$128,371	$3,253	$10,852
Service cost	472	532	—	—
Interest cost	7,950	7,755	132	631
Amendments	—	—	183	(8,650)
Participant contributions	—	—	512	407
Benefits paid	(6,402)	(5,976)	(1,199)	(1,351)
Actuarial loss (gain)	66	16,673	(577)	1,364
Benefit obligation at end of year	$149,441	$147,355	$2,304	$3,253

Change in plan assets:
Fair value of plan assets at beginning of year	$104,348	$91,563	$—	$—
Actual return on plan assets	10,604	7,852	—	—
Employer contributions	426	10,909	687	944
Participant contributions	—	—	512	407
Benefits paid	(6,402)	(5,976)	(1,199)	(1,351)
Fair value of plan assets at end of year	$108,976	$104,348	$—	$—

Reconciliation of funded status:
Funded status	$(40,465)	$(43,007)	$(2,304)	$(3,253)
Unrecognized actuarial loss	46,034	50,661	5,490	6,563
Unrecognized prior service cost (gain)	1	1	(16,340)	(18,019)
Net amount at year-end	$5,570	$7,655	$(13,154)	$(14,709)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(40,389)	$(42,912)	$(13,154)	$(14,709)
Accumulated other comprehensive loss	45,959	50,567	—	—
Net amount at year-end	$5,570	$7,655	$(13,154)	$(14,709)

At January 31, 2006 and 2005, the Company recorded a non-cash charge (credit) to accumulated other comprehensive loss to recognize the change in its additional minimum pension liability in accordance with SFAS No. 87. SFAS No. 87 requires that this liability be recognized at fiscal year end in the amount by which the accumulated benefit obligation exceeds the fair value of defined benefit pension plan assets. The additional minimum pension liability adjustments totaling ($4.6) million, $15.4 million and $6.1 million for Fiscal 2005, 2004 and 2003, respectively, are reflected in accumulated other comprehensive loss, net of related tax effect, in the consolidated balance sheets.

Additional information about the Company’s pension plans with accumulated benefit obligations in excess of plan assets, measured as of January 31, 2006 and 2005, follows (in thousands):

	Fiscal 2005	Fiscal 2004
Projected benefit obligation	$149,441	$147,355
Accumulated benefit obligation	149,364	147,260
Fair value of plan assets	108,976	104,348

Net periodic benefit cost for Fiscal 2005, 2004 and 2003 included the following components (in thousands):

	Pension Benefits			Other Postretirement Benefits
	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2005	Fiscal 2004	Fiscal 2003

Service cost	$472	$532	$2,595	$—	$—	$552
Interest cost	7,950	7,755	7,752	132	631	1,038
Expected return on plan assets	(8,923)	(8,453)	(7,635)	—	—	—
Amortization of prior service cost (deferred gains)	—	—	125	(1,496)	(826)	(452)
Recognized actuarial loss	3,010	1,718	677	497	449	372
Curtailment loss (gain) recognized	—	—	2,369	—	173	(142)
Net periodic benefit cost (income)	$2,509	$1,552	$5,883	$(867)	$427	$1,368

The Company used the following weighted average actuarial assumptions to determine its benefit obligations at January 31, 2006 and 2005, and its net periodic benefit cost for Fiscal 2005, 2004, and 2003, as measured at January 31:

	Fiscal 2005	Fiscal 2004
Benefit obligations:
Discount rate	5.60%	5.50%
Rate of compensation increase	4.11%	4.11%

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net periodic benefit cost:
Discount rate	5.50%	6.00%	6.75%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.11%	4.11%	4.11%

The assumed healthcare cost trend rate, used to calculate the Company’s obligations and cost under its postretirement medical plan, is an annual rate of increase of approximately 10% of pre-age 65 covered healthcare benefits, eventually and gradually decreasing to 5% by 2016 and remaining at that level thereafter, based on the assumption that the rate of healthcare cost increases would level off and eventually approximate the overall growth in gross domestic product. A one percentage point change in the healthcare cost trend rate assumption in each future year would have the following effects (in thousands):

	One Percentage	One Percentage
	Point Increase	Point Decrease
Increase (decrease) in total service and interest cost	$10	$(9)
Increase (decrease) in postretirement benefit obligation	117	(102)

Future expected benefit payments under the defined benefit plans are as follows (in thousands):

	Pension	Other Postretirement
	Benefits	Benefits
Fiscal 2006	$6,919	$224
Fiscal 2007	6,840	223
Fiscal 2008	7,237	221
Fiscal 2009	7,733	206
Fiscal 2010	8,188	204
Fiscal 2011 - 2015	47,153	933

In determining the expected long-term rate of return on plan assets, the Company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premiums associated with other asset classes and the expectations of future returns over a 20-year time horizon on each asset class, based on the views of leading financial advisors and economists. The expected return for each asset class was then weighted based on the plan’s target asset allocation. The Company also gave consideration to the returns being earned by the plan assets in the fund and the rates of return expected to be available for reinvestment using capital market projections, an estimated long-term asset allocation strategy based on the plan’s statement of investment policy, objectives and guidelines and an estimate of annual administrative, investment management and trading expenses. The Company used the Moody’s Aa long-term corporate bond yield at January 31 as the basis for determining the discount rate. If the expected long-term rate of return on plan assets decreased by 100 basis points, the pension expense recognized in Fiscal 2005 would have increased by $1.1 million. If the discount rate decreased by 100 basis points, the pension expense recognized in Fiscal 2005 would have increased by $1.6 million.

The weighted-average asset allocation for the Company’s pension plan assets at the end of Fiscal 2005 and 2004, as well as the target allocation for Fiscal 2006, follows:

	2006 Target	Fiscal	Fiscal
	Allocation	2005	2004
Equities	55%	53%	53%
Fixed income	20	28	36
Real estate	8	2	1
Other investments	17	17	10
	100%	100%	100%

Other investments include private equity, venture capital, hedge funds and funds that invest in these types of securities.

The investment strategy for pension plan assets is to utilize a diversified blend of global public and private equity portfolios, fixed income portfolios, real estate and alternative investments to earn a long-term investment return that meets or exceeds the long-term expected rate of return for actuarial purposes of 8.5%. Active investment management strategies are used to measure each investment portfolio’s returns and risk levels against applicable market indices. The Company expects to contribute less than $1.0 million to its defined benefit pension plans in Fiscal 2006.

Other Employee Benefit Plans

The Company has a defined contribution savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Pursuant to this plan, employees may contribute up to 80% of their pre-tax salary, subject to statutory limitations. The plan was amended effective January 1, 2005 to modify Company matching contributions. As a result of this amendment, the Company contributes a matching payment equal to 50% of amounts contributed by employees up to 6% of their eligible annual compensation, subject to certain limitations. Employees are immediately vested in company matching contributions made since July 1, 2003. The Company’s matching contributions to the 401(k) savings plan totaled $3.0 million, $2.8 million and $2.7 million in Fiscal 2005, 2004 and 2003, respectively.

The Company also has an unfunded defined contribution supplemental executive retirement plan for certain highly compensated employees. Under this plan, which began July 1, 2003, the Company credits each participant in an unfunded account with an amount equal to a specified percentage of the participant’s total compensation. The applicable percentage ranges from 0–15%, depending on the participant’s age. Participants become fully vested in their account balances after five years of service. The Company recorded $0.1 million of compensation expense in Fiscal 2005 and $0.2 million of compensation expense in each of Fiscal 2004 and Fiscal 2003 related to this plan.

Under an unfunded nonqualified deferred compensation plan for certain employees, eligible employees could defer a portion of their compensation. These deferred funds accrue interest payable to the employee at the prime rate in effect on specified dates. In Fiscal 2001, the Company implemented a new nonqualified elective salary deferral plan and ceased accepting contributions to the previous nonqualified deferred compensation plan. The successor plan also allows certain employees to defer a portion of their compensation. These deferred funds accrete value through deemed investments in equity or other instruments and are then distributed to the employee at time of separation from the Company or may be distributed under an optional pre-retirement interim distribution. The Company froze the successor deferred compensation plan from future salary deferrals effective January 1, 2006.

The Company has severance agreements with its executive officers, which require certain payments to the executive upon termination of employment following a change in control of the Company.

Note 13: Supplemental Financial Data

Sales by Geographic Area: Sales based on the geographic location of the customer were as follows:

	Fiscal	Fiscal	Fiscal
(In thousands)	2005	2004	2003

United States	$663,218	$542,659	$437,233
United Kingdom	31,507	—	—
All other countries	31,627	7,144	8,453
	$726,352	$549,803	$445,686

Property, Plant and Equipment:  Components of Property, plant and equipment, net are as follows:

	Fiscal	Fiscal
(In thousands)	2005	2004

Machinery and equipment	$67,347	$60,042
Buildings and leasehold improvements	28,234	26,159
Computer hardware and software	19,075	16,859
Accumulated depreciation	(78,283)	(70,830)
Net depreciable assets	36,373	32,230
Construction in progress	12,306	5,028
Land	500	598
Property, plant and equipment, net	$49,179	$37,856

Located in United States	$46,717	$37,856
Located in foreign countries	2,462	—
	$49,179	$37,856

In response to contract modifications in Fiscal 2005 adding 3,016 truck and trailer deliveries to the current U.S. Army production contract, the Company is incurring approximately $25 million in capital expenditures in order to expand the production facility in Sealy, Texas, to meet the increased volume requirements.  Capital expenditures in Fiscal 2005 were $17.4 million, including $13.3 million related to the Sealy facility expansion project.

Depreciation expense was $8.5 million, $9.7 million and $9.5 million in Fiscal 2005, 2004 and 2003, respectively.

During the fourth quarter of Fiscal 2004, the Company extended the estimated useful lives of certain machinery and equipment assets within the Tactical Vehicle Systems segment from four years to ten years.  This change in estimated life was made due to the expected usage of such assets over the current five-year contract with the U.S. Army.  As a result of this change in estimate, depreciation expense declined by $2.5 million ($1.6 million after-tax, or $0.05 per diluted share) and $0.6 million ($0.4 million after tax, or $0.01 per diluted share) in Fiscal 2005 and 2004, respectively.

Intangibles and Other Assets:  Components of Intangibles and other assets, net are as follows:

	Fiscal	Fiscal
(In thousands)	2005	2004

Goodwill, net	$29,571	$1,507
Other intangibles, net of accumulated amortization of $1,276 and $349	14,533	107
Other assets	3,131	2,997
Intangibles and other assets, net	$47,235	$4,611

The weighted average amortization period for intangible and other assets acquired in Fiscal 2005 is 17.1 years.  Estimated aggregate amortization expense for the next five years is as follows (in thousands):

Fiscal 2006	$883
Fiscal 2007	609
Fiscal 2008	464
Fiscal 2009	443
Fiscal 2010	443
Thereafter	6,311
$9,153

A summary of goodwill activity follows:

	Fiscal	Fiscal
(In thousands)	2005	2004
Balance at beginning of year	$1,507	$1,507
Additions to goodwill related to ATHL acquisition (see Note 4)	30,593	—
Impact of foreign currency translation	(2,529)	—
Balance at end of year	$29,571	$1,507

Note 14:  Consolidated Quarterly Data (Unaudited)

	Fiscal 2005
	First	Second	Third	Fourth	Total
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter (a)	Year

Sales	$165,518	$204,174	$161,821	$194,839	$726,352
Gross profit	15,265	20,499	6,400	1,596	43,760

Net earnings (loss) from continuing operations	6,541	10,288	639	(252)	17,216
Earnings (loss) from discontinued operations, net	1,771	3,225	4,660	(384)	9,272
Gain (loss) on sale of discontinued operations, net	(620)	(4,211)	(1,949)	6,420	(360)
Net earnings	$7,692	$9,302	$3,350	$5,784	$26,128

Net earnings (loss) per share:
Basic
Continuing operations	$0.23	$0.35	$0.02	$(0.01)	$0.59
Discontinued operations	0.04	(0.03)	0.09	0.21	0.31
Net earnings per share	$0.27	$0.32	$0.11	$0.20	$0.90

Diluted
Continuing operations	$0.22	$0.35	$0.02	$(0.01)	$0.58
Discontinued operations	0.04	(0.04)	0.09	0.20	0.30
Net earnings per share	$0.26	$0.31	$0.11	$0.19	$0.88

	Fiscal 2004
	First	Second	Third	Fourth	Total
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year

Sales	$138,783	$140,737	$133,431	$136,852	$549,803
Gross profit	21,256	21,472	18,471	12,599	73,798

Net earnings from continuing operations	9,745	9,126	8,490	3,366	30,727
Loss from discontinued operations, net	(4,303)	(3,249)	(6,407)	(14,060)	(28,019)
Gain on sale of discontinued operations, net	—	—	—	2,270	2,270
Net earnings (loss)	$5,442	$5,877	$2,083	$(8,424)	4,978

Net earnings (loss) per share:
Basic
Continuing operations	$0.34	$0.32	$0.30	$0.12	$1.07
Discontinued operations	(0.15)	(0.12)	(0.23)	(0.41)	(0.90)
Net earnings (loss) per share	$0.19	$0.20	$0.07	$(0.29)	$0.17

Diluted
Continuing operations	$0.34	$0.31	$0.29	$0.11	$1.06
Discontinued operations	(0.15)	(0.11)	(0.22)	(0.40)	(0.89)
Net earnings (loss) per share	$0.19	$0.20	$0.07	$(0.29)	$0.17

(a)           Includes $3.3 million charge in cost of sales to write off previously anticipated cost recoveries under the FMTV contract, of which $1.2 million had been recorded in Fiscal 2004 and the remainder in earlier quarters of Fiscal 2005.  See Note 10.

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

Internal Controls over Financial Reporting

Management’s report on the Company’s internal controls over financial reporting can be found in Item 8 of this report.  The Independent Registered Public Accounting Firm’s attestation report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting can also be found in Item 8 of this report.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of Fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Board of Directors

The Board of Directors of the Company consists of seven directors divided into two classes of two members and one class of three members.  At each Annual Meeting of Shareholders one class is elected to hold office for a term of three years.  Members of the other classes continue to serve for the remainder of their respective terms.  In accordance with the Bylaws of the Company, a director must retire upon the expiration of such director’s term following his 73rd birthday.  Monroe M. Luther and Charles R. Ofner are members of the class of Directors whose term expires at the 2006 Annual Meeting of Shareholders.  The following individuals are currently directors of Stewart & Stevenson Services, Inc.:

PERSONS WHOSE TERM EXPIRES IN 2006

Name and Principal Occupation	Age	Director Since
MONROE M. LUTHER(2)(3)	65	2000

Mr. Luther is Chairman of Wind River Capital Company, a venture capital company, Chairman of The Prague Post, a newspaper publisher, and Chairman of Bigger Than That Productions, a magazine publisher. Mr. Luther was the founder and former Chief Executive Officer of Eagle Management & Trust Company, an investment management and trust company.

CHARLES R. OFNER(1)(2)(4)	60	2000

Mr. Ofner is a Private Investor and Consultant in the international oil and gas business. He previously served as Senior Vice President of R&B Falcon Corporation, an offshore drilling company, until its merger with Transocean Sedco Forex, Inc. in January 2001. Mr. Ofner also previously served as Senior Vice President of Reading & Bates Corporation, an offshore drilling company. Mr. Ofner’s thirty plus years in the oil and gas business include assignments in operations, marketing and finance, with eighteen years in foreign assignments in the Middle East, Southeast Asia and Europe.

DIRECTORS WHOSE TERM EXPIRES IN 2007

Name and Principal Occupation	Age	Director Since
MAX L. LUKENS(1)	57	2000

Mr. Lukens is President and Chief Executive Officer of the Company. He previously served the Company as Interim Chief Executive Officer and President from September 2003 to March 2004, and as Chairman of the Board of the Company from December 2002 to March 2004. He also previously served as Chairman of the Board, President and Chief Executive Officer of Baker Hughes Incorporated, an oilfield services company, from 1997 to January 2000. Mr. Lukens is a Director of NCI Building Systems, Inc., a maker of engineered metal building systems and components, and a Director of Westlake Chemical Corporation, a vertically integrated manufacturer and marketer of petrochemicals, vinyls, polymers and fabricated products.

ROBERT S. SULLIVAN(4)	62	1992

Dr. Sullivan is Dean of the University of California, San Diego, Rady School of Management. He previously served as Chairman of the Board of the Company, Dean of the Kenan-Flagler Business School of the University of North Carolina at Chapel Hill, Director of the IC2 Institute at The University of Texas at Austin, and Dean of the Graduate School of Industrial Administration, Carnegie Mellon University, Pittsburgh, Pennsylvania.

JAMES M. TIDWELL(1)(2)(3)	59	2004

Mr. Tidwell is Vice President of Finance and Chief Financial Officer of WEDGE Group Incorporated, a privately owned investment firm with holdings in manufacturing, hotels, commercial real estate, and oilfield services. He previously served as President of Daniel Measurement & Control, a division of Emerson Electric Co. and provider of flow measurement equipment and services to the energy industry. Mr. Tidwell was Executive Vice President and Chief Financial Officer of Daniel Industries, Inc. from 1996 to 1999 before its acquisition by Emerson Electric Co., and Vice President and Chief Financial Officer of Hydril Company LP, a manufacturer of blowout preventers and premium connections for oilfield tubulars, from 1993 to 1996. Mr. Tidwell is a Director of Pioneer Drilling Company, a provider of land contract drilling services to oil and gas operators, and T-3 Energy Services, Inc., a provider of oilfield products and services. Mr. Tidwell is also a member of the National Board of Directors of the National Multiple Sclerosis Society.

DIRECTORS WHOSE TERM EXPIRES IN 2008

Name and Principal Occupation	Age	Director Since
HOWARD WOLF(1)(2)	71	1999

Mr. Wolf is Chairman of the Board of the Company, a private investor and attorney. He previously was a Senior Partner in the international law firm of Fulbright & Jaworski L.L.P. In December 2003, Mr. Wolf was appointed by the Texas Lieutenant Governor, David Dewhurst, to serve a two year term as a member of the Texas Sunset Advisory Commission, which reports to the Legislature of Texas and recommends the termination or modification of State agencies and commissions. In 2005, Mr. Wolf was reappointed to a second two year term as a member of the Texas Sunset Advisory Commission. Also in 2005, Mr. Wolf was appointed by the Texas Governor, Rick Perry, to the Texas Tax Reform Commission.

CHARLES S. REAM(3)(4)	62	2004

Mr. Ream is Executive Vice President and Chief Financial Officer of Anteon International Corporation, a $1.5 billion provider of information technology, systems engineering, technology management, and logistics modernization services, primarily to the U.S. government. He previously served as Senior Vice President and Chief Financial Officer of Newport News Shipbuilding, Inc. from 2000 to 2001, Senior Vice President of Finance of Raytheon Systems Company from 1998 to 2000, and Chief Financial Officer of Hughes Aircraft Company, a subsidiary of Hughes Electronics, from 1994 to 1998. Prior to joining Hughes Aircraft Company, Mr. Ream was a Partner with Deloitte and Touche LLP. Mr. Ream is a Director of DynCorp International, Inc.

(1)           Member of Executive Committee.

(2)           Member of Compensation and Management Development Committee.

(3)           Member of Audit Committee.

(4)           Member of Nominating and Governance Committee.

Executive Officers

The names, ages and positions of all the executive officers of the Company as of March 31, 2006 are listed below.  Except as noted below, each officer was last elected as an executive officer at the meeting of directors immediately following the 2005 Annual Meeting of Shareholders.  There exist no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

Name	Age	Position	Officer Since
Max L. Lukens	57	President and Chief Executive Officer	2004
Carl B. King	63	Senior Vice President, Secretary and General Counsel	2001
Stephen A. Hines	57	Vice President	2000
Dennis M. Dellinger	53	Vice President	2002
L. Scott Biar	43	Chief Financial Officer, Treasurer and Controller	2002

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

Mr. Biar was elected as Chief Financial Officer and Treasurer of the Company in January 2006.  He was elected as Controller and Chief Accounting Officer of the Company in 2002.  He previously served as Vice President and Chief Accounting Officer for Encompass Services Corporation from 2000 to 2002, as Vice President and Controller for Corporate Brand Foods America, Inc. from 1998 to 2000, and as Corporate Controller for Weatherford International, Inc. from 1995 to 1998.  Mr. Biar is a certified public accountant.

Audit Committee Matters

The Board of Directors has a standing Audit Committee.  The Audit Committee is comprised of Messrs. Tidwell (Chairman), Luther, and Ream.  The Board of Directors has determined that the Audit Committee members meet the New York Stock Exchange standards for independence.  The Board of Directors has confirmed that all members of the Audit Committee are “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Board of Directors has reviewed the experience of the members of the Audit Committee and has found that all members meet the qualifications to be an “audit committee financial expert” under the rules of the Securities and Exchange Commission (the “Commission”).  The Board has designated Messrs. Tidwell, Luther and Ream as the members of the Audit Committee who will serve as the “audit committee financial experts” of the Company’s Audit Committee.

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

Based solely upon a review of such reports received by it, or written representations from certain reporting persons that no Form 5 reports were required for those persons, the Company believes that, during Fiscal 2005, all filing obligations applicable to the reporting persons were complied with.

Code of Ethics

The Company has a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Standards of Business Practices, which are available on the Company’s website at http://www.ssss.com/Services/AboutSS/BusinessPractices.  Shareholders may request a free copy of the Standards of Business Practices from:

Stewart & Stevenson Services, Inc.
Attention: Corporate Secretary
2707 North Loop West
Houston, TX  77008
(713) 868-7700

Corporate Governance Guidelines

The Company has adopted Guidelines on Corporate Governance and Nominating and Governance Committee Charter, which are available on the Company’s website at http://www.ssss.com/Services/AboutSS/CorporateGovernance.  Shareholders may request a free copy of the Guidelines on Corporate Governance and Nominating and Governance Committee Charter from the address and phone numbers set forth above under “Code of Ethics.”

Item 11.  Executive Compensation.

The following Summary Compensation Table shows the aggregate compensation paid or accrued by the Company during each of the last three fiscal years to or for (i) each person that held the office of Chief Executive Officer or acted in a similar capacity during Fiscal 2005 and (ii) each of the other four highest compensated executive officers who were serving as executive officers on January 31, 2006 and (iii) two additional persons, each of whom would have been one of such four highest compensated executive officers except that he was not serving as an executive officer on January 31, 2006.

SUMMARY OF COMPENSATION

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Fiscal Year(1)	Salary	Bonus		Other Annual Compensation	Options Granted	LTIP Payout	All Other Compensation(2)
Max L. Lukens	2005	$750,000	$1,500,000	(3)	(4)	—	—	$159,420	(5)
President and Chief	2004	750,000		(3)	(4)	300,000	—	48,855	(5)
Executive Officer	2003	—	—		(4)	165,000	—	193,125	(5)
Carl B. King	2005	325,000	325,000		(4)	—	—	96,717	(6)
Senior Vice President,	2004	305,000	305,000		(4)	90,000	—	50,621	(6)
Secretary and General	2003	305,000	—		(4)	73,500	—	27,294	(6)
Counsel					(4)
Dennis M. Dellinger	2005	290,000	290,000		(4)	—	—	47,420	(7)
Vice President	2004	270,000	270,000		(4)	75,000	—	38,200	(7)
	2003	235,000	170,000		(4)	45,000	—	17,292	(7)
L. Scott Biar	2005	185,000	148,000		(4)	10,000	—	18,423	(8)
Chief Financial Officer,	2004	165,000	132,000		(4)	7,500	—	11,114	(8)
Treasurer and Controller	2003	165,000	—		(4)	—	—	7,627	(8)
Stephen A. Hines	2005	200,000	160,000		(4)	—	—	32,460	(9)
Vice President	2004	179,000	143,200		(4)	30,000	—	16,588	(9)
	2003	179,000	—		(4)	17,500	—	10,769	(9)
Don K. Kyle	2005	270,000	1,447,200	(10)	(4)	—	—	61,687	(11)
Vice President	2004	240,000	240,000		(4)	75,000	—	14,154	(11)
	2003	—	37,120		(4)	25,000	—	—
Mark Whitman	2005	215,000	1,372,000	(12)	(4)	—	—	100,823	(13)
Vice President	2004	200,000	160,000		(4)	40,000	—	10,627	(13)
	2003	—	—		—	—	—	—

(1)	The Company’s fiscal year ends on January 31 of the following year.

(2)	Unless otherwise indicated, All Other Compensation consists of the dollar value of insurance premiums for term life insurance policies for the benefit of the named executive.

(3)

Pursuant to his employment agreement, Mr. Lukens was eligible for a bonus award for both Fiscal 2004 and Fiscal 2005.  Mr. Lukens was paid $1,500,000 in consideration of the achievement of the performance goals established with respect to the contingent bonus award contemplated by his employment agreement which is further discussed below in this Item 11.

(4)

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

(5)

All Other Compensation for Mr. Lukens for the fiscal year ended January 31, 2006 and 2005, respectively, consists of contributions by the Company to a supplemental retirement plan of $157,500 and $47,452, and term life insurance premiums of $1,920 and $1,403.  All Other Compensation for Mr. Lukens for the fiscal year ended January 31, 2004 consists of a special fee paid to him for his interim service to the Company.

(6)

For the fiscal years ended January 31, 2006, 2005 and 2004, respectively, All Other Compensation for Mr. King consists of contributions by the Company to a supplemental retirement plan of $93,808, $46,930 and $23,603, term life insurance premiums of $1,851, $1,758 and $1,679, and contributions by the Company to a defined contribution pension plan of $1,058, $1,933 and $2,012.

(7)

For the fiscal years ended January 31, 2006, 2005 and 2004, respectively, All Other Compensation for Mr. Dellinger consists of contributions by the Company to a supplemental retirement plan of $38,877, $31,301 and $11,901, term life insurance premiums of $2,197, $2,104 and $1,641, and contributions by the Company to a defined contribution pension plan of $6,346, $4,795 and $3,750.

(8)

For the fiscal years ended January 31, 2006, 2005 and 2004, respectively, All Other Compensation for Mr. Biar consists of contributions by the Company to a supplemental retirement plan of $11,633, $5,755 and $2,999, term life insurance premiums of $1,044, $951 and $915, and contributions by the Company to a defined contribution pension plan of $5,746, $4,408 and $3,713.

(9)

For the fiscal years ended January 31, 2006, 2005 and 2004, respectively, All Other Compensation for Mr. Hines consists of contributions by the Company to a supplemental retirement plan of $25,435, $12,530 and $6,473, term life insurance premiums of $1,130, $1,032 and $1,046, and contributions by the Company to a defined contribution pension plan of $5,895, $3,026 and $3,250.

(10)

Pursuant to the Kyle Termination Agreement discussed below, Mr. Kyle resigned from employment in connection with the sale of the Power Products business.  The Company paid Mr. Kyle $152,200 to satisfy amounts owed to him under the Company’s Management Incentive Compensation Plan and $1,295,000 in connection with the sale of the Power Products business and the non-compete agreements that are part of the Kyle Termination Agreement.

(11)

For the fiscal year ended January 31, 2006 and 2005, respectively, All Other Compensation for Mr. Kyle consists of contributions by the Company to a supplemental retirement plan of $50,760 and $7,754, term life insurance premiums of $1,523 and $1,277, and contributions by the Company to a defined contribution pension plan of $9,404 and $5,123.  Mr. Kyle ceased to be an executive officer effective January 23, 2006.

(12)

Pursuant to the Whitman Termination Agreement discussed below, Mr. Whitman resigned from employment in connection with the sale of the Engineered Products business.  The Company paid Mr. Whitman $172,000 to satisfy amounts owed to him under the Company’s Management Incentive Compensation Plan and $1,200,000 in connection with the sale of the Engineered Products business and the non-compete agreements that are part of the Whitman Termination Agreement.

(13)

For the fiscal year ended January 31, 2006 and 2005, respectively, All Other Compensation for Mr. Whitman consists of contributions by the Company to a supplemental retirement plan of $87,162 and $5,788, term life insurance premiums of $1,223 and $916, and contributions by the Company to a defined contribution pension plan of $12,438 and $3,923.  Mr. Whitman ceased to be an executive officer effective January 23, 2006.

Grants and Exercises of Stock Options and Stock Appreciation Rights

The Company has three stock option plans pursuant to which options may be granted.  The Company has a 1994 Director Stock Plan pursuant to which there are no options available for future grant and 1,000 options outstanding.  The 1988 Nonstatutory Stock Option Plan (as amended and restated effective as of June 10, 1997) (the “1988 Plan”) authorizes the grant of options to employees, including officers, to purchase an aggregate of up to 1,500,000 shares of Common Stock and provides that limited stock appreciation rights may be granted in connection with such options.  The 1993 Plan authorizes the grant of options to employees other than officers of the Company.  As of January 31, 2006, there were 964,086 options available for grant and 578,563 options outstanding under the 1993 Plan.  Stock appreciation rights may not be granted under the 1993 Plan. The 1996 Plan authorizes the grant of options to directors other than officers or employees of the Company.

The recipients and terms of options granted pursuant to the 1988 Plan and the 1993 Plan are determined by the Compensation and Management Development Committee of the Board of Directors, no member of which is an employee of the Company or eligible for any benefits under such plans.  The 1996 Plan provides for an automatic grant of an option to purchase 5,000 shares of the Company’s Common Stock on the date of each Annual Meeting of Shareholders to each eligible director who was elected to serve as a director at, or whose term as a director continued after, such meeting.

During Fiscal 2005, the Company granted options to purchase an aggregate of (i) 10,000 shares of Common Stock under the 1988 Plan, (ii) 267,500 shares of Common Stock under the 1993 Plan and (iii) 30,000 shares of Common Stock under the 1996 Plan. No limited stock appreciation rights were granted under the 1988 Plan during Fiscal 2004 or during any previous fiscal year.  The following tables set forth information as to options under the Company’s stock option plans granted to or exercised by the individuals described in the Summary Compensation Table during 2005 and the value of all outstanding options owned as of January 31, 2006 by the individuals named in the Summary Compensation Table.

OPTION GRANTS DURING FISCAL 2005

Individual Grants
	Options	% of Total Options Granted to	Exercise Price per	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Granted(1)	Employees	Share(2)	Date(3)	5%	10%
Max L. Lukens	-0-	-0-	-0-	-0-	-0-	-0-
Carl B. King	-0-	-0-	-0-	-0-	-0-	-0-
Dennis M. Dellinger	-0-	-0-	-0-	-0-	-0-	-0-
L. Scott Biar	10,000	3.7	$23.66	04/05/2015	$148,796	$377,079
Stephen A. Hines	-0-	-0-	-0-	-0-	-0-	-0-
Don. K. Kyle(4)	-0-	-0-	-0-	-0-	-0-	-0-
Mark Whitman(4)	-0-	-0-	-0-	-0-	-0-	-0-

(1)                                  All options become exercisable in four 25% cumulative annual installments commencing April 5, 2006.  However, as result of the Board of Directors approving the Merger Agreement with Armor Holdings, substantially all outstanding stock options became fully vested and exercisable on February 26, 2006, subject to certain restrictions.

(2)                                  All options are exercisable at the prices shown. The prices shown are not less than the closing market price on the date of grant.

(3)                                  All options expire ten years after the date of grant.

(4)                                  Messrs.  Kyle and Whitman ceased to be executive officers effective January 23, 2006.

OPTION EXERCISES DURING FISCAL 2005

AND YEAR-END VALUES

	Shares Acquired on	Value	Number of Unexercised Options at January 31, 2006(1)		Value of Unexercised In-the-Money Options at January 31, 2006(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Max L. Lukens	-0-	N/A	476,000	100,000	$4,639,810	$1,135,000
Carl B. King	-0-	N/A	101,750	111,750	1,023,173	1,422,473
Dennis M. Dellinger	-0-	N/A	91,250	88,750	812,588	1,083,613
L. Scott Biar	-0-	N/A	9,375	18,125	128,231	122,594
Stephen A. Hines	-0-	N/A	34,050	32,750	315,999	409,558
Don K. Kyle(2)	-0-	N/A	100,000	-0-	1,156,501	-0-
Mark Whitman(2)	-0-	N/A	40,000	-0-	454,000	-0-

(1)                                  As a result of the Board of Directors approving the Merger Agreement with Armor Holdings, substantially all outstanding stock options became fully vested and exercisable on February 26, 2006, subject to certain restrictions.

(2)                                  Messrs. Kyle and Whitman ceased to be executive officers effective January 23, 2006 and, pursuant to their termination and release agreements, all of their unvested stock options became immediately exercisable.

Retirement Plans

The Company has a defined benefit pension plan (the “Pension Plan”) which was closed so that employees hired after June 30, 2003 are not eligible to participate. Pension Plan benefits were “frozen” on June 30, 2003 reflecting the fact that future pay and service credits would not be taken into account. Pension Plan benefits were 100% vested for all Pension Plan participants on June 30, 2003.  Benefits are determined primarily by average final base salary as of June 30, 2003 and years of service through June 30, 2003.  The Pension Plan covers substantially all of the Company’s full-time employees, including officers, and is subject to certain limitations described below.

Pension benefits accrued through June 30, 2003 are based on 1.5% of (a) the employee’s highest consecutive five-year average base salary out of the ten years prior to June 30, 2003, or (b) $200,000, whichever is lower, times the employee’s years of credited service through June 30, 2003.  This benefit is offset by a percentage of estimated Social Security benefits.  The Code limits benefits that may be paid under the Pension Plan to $175,000 per year in 2006.

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

Final
Average
Compensation	Years of Accrued Service as of June 30, 2003**
As of June 30, 2003**	15	20	25	30	35	40
$100,000	$17,648	$23,531	$29,414	$35,296	$41,718	$49,218
200,000	40,148	63,531	66,914	80,296	94,218	109,218
300,000	62,648	53,531	104,414	125,296	146,718	169,218
400,000	85,148	113,531	141,914	170,296	199,218	229,218
500,000	107,648	143,531	179,414	215,296	251,718	289,218
600,000	130,148	173,531	216,914	260,296	304,218	349,218
700,000	152,648	203,531	254,414	305,296	356,718	409,218
800,000	175,148	233,531	291,914	350,296	409,218	469,218
900,000	197,648	263,531	329,414	395,296	461,718	529,218
1,000,000	220,148	293,531	366,914	440,296	514,218	589,218

The Stewart & Stevenson Pension Plan provides benefits based on compensation less than or equal to the maximum amount under IRC Section 401(a)(17). Qualified plan benefits are limited by IRC Section 415. Benefits that exceed these limits are provided through a non-qualified plan to eligible SERP participants.

**   Effective June 30, 2003 the Pension Plan and SERP were frozen.  Pension plan participants who had attained age 55 and accumulated 70 age and service points as of December 31, 2003 will continue to accrue benefits at a rate of .75% of average monthly pay times years of service after July 1, 2003.  Participants in the SERP on June 30, 2003 will only accrue benefits from the defined contribution SERP plan after July 1, 2003.

(1)                   Computation of estimated annual retirement benefit based on a straight-line annuity for the life of the employee, net of base Social Security benefits under the Social Security law currently in effect, assuming the employee retires in 2005 at age 65.

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

Former SERP participants will accrue benefits under a defined contribution SERP plan (the “DC SERP”) and will not accrue any additional defined benefit plan benefits.  The DC SERP formula provides for an age based annual employer contribution, expressed as a contribution to an account, based on the following table:

Age	Annual Employer Contribution
30 – 39	1.5% of pay
40 – 49	3.5% of pay
50 – 59	7.0% of pay
60 and older	15.0% of pay

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

NAME	Years of Service(1)	Average Total Compensation	Average Base Salary
Max L. Lukens	2	N/A	N/A
Carl B. King	5	$437,029	$299,385
Dennis M. Dellinger	5	$431,507	$243,241
L. Scott Biar	3	N/A	N/A
Stephen A. Hines	24	$253,283	$178,354
Don K. Kyle(2)	2	N/A	N/A
Mark Whitman(2)	2	N/A	N/A

(1)                                  Calculated as of March 1, 2006.

(2)                                  Messrs. Kyle and Whitman ceased to be executive officers effective January 23, 2006.

Compensation of Directors

During Fiscal 2005, directors whose principal occupation was other than employment with the Company were compensated in cash at the rate of $20,000 per year plus $2,000 for each meeting of the Board of Directors and each committee meeting attended in person and $1,000 for each meeting attended by telephone.  Each committee chairman received an annual fee of $5,000, except the Chairman of the Audit Committee received an annual fee of $7,500.  Mr. Wolf received additional cash compensation in the amount of $144,000 for his service as Chairman of the Board.  The directors were also reimbursed for any out-of-pocket expenses incurred to attend meetings.

During Fiscal 2005, each director who was not an officer or employee of the Company participated in the Stewart & Stevenson Services, Inc. Amended and Restated 1996 Director Stock Plan, as amended (the “1996 Plan”).  Under the 1996 Plan, such directors received, on the date of the 2005 Annual Meeting of Shareholders, (i) the number of shares of the Company’s Common Stock determined by dividing (A) the sum of $15,000 by (B) the fair market value of a share of the Company’s Common Stock, and (ii) options to purchase 5,000 shares of the Company’s Common Stock.  All options were granted at the closing price on the date of grant and will become exercisable on the first anniversary of the grant.  All options granted under the 1996 Plan expire on the tenth anniversary of the grant.

For Fiscal 2006, directors whose principal occupation is other than employment with the Company will be compensated in cash at the rate of $20,000 per year plus $2,000 for each meeting of the Board of Directors and each committee meting attended in person and $1,000 for each meeting attended by telephone. Each committee chairman will receive an annual fee of $5,000, except the Chairman of the Audit Committee will receive an annual fee of $7,500.  The Chairman of the Board will receive additional compensation in the amount of $12,000 per month.  The directors will also be reimbursed for any out-of-pocket expenses incurred to attend meetings.

Employment Contracts and Severance Agreements

Lukens Employment Agreement

The Company entered into an employment agreement with Max L. Lukens dated February 1, 2004 (the “Prior Employment Agreement”) that provided for, among other things, in the case of his employment agreement, a cash payment to him if his employment was terminated by him for good reason or by us without cause, and in the case of the severance agreement, a cash payment to him if his employment was terminated by him for good reason or by us or our successor without cause following a change in control of our company.  As a result of the scheduled expiration of these agreements in February 2006, on December 23, 2005 the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Lukens to remain

President and Chief Executive Officer of the Company.  The Employment Agreement supersedes the Prior Employment Agreement.

Term and Duties.  The term of the Employment Agreement begins December 23, 2005 (the “Commencement Date”) and ends February 1, 2010, subject to termination provisions therein (the “Term”).  From the Commencement Date until February 1, 2007, Mr. Lukens will be employed by the Company as President and Chief Executive Officer (the “Base Term”).  During the last three years of the Employment Agreement, Mr. Lukens will be employed as an advisor to the senior executives of the Company and will be obligated to provide such advisory services no more than fifteen days per year (the “Ancillary Term”).

Base Salary and Contingent Bonus Award.   The Employment Agreement provided for Mr. Lukens to be paid $1,500,000 in consideration of the achievement of the performance goals established with respect to the contingent bonus award contemplated by the Prior Employment Agreement, which has been paid to Mr. Lukens by the Company.

During the Base Term, Mr. Lukens will be paid an annual salary of $750,000 (the “Base Salary”).  At the end of the Base Term, Mr. Lukens will be eligible for a discretionary bonus (the “Discretionary Bonus”) of up to 100 percent (for target level performance) of his annual Base Salary during the Term (up to $750,000), which will take into account criteria specified in the Employment Agreement; provided, however, in the event there is a change of control as defined in the Severance Agreement (as defined below), the Discretionary Bonus shall be $750,000 (subject to the termination provisions of the Severance Agreement).

Ancillary Term Compensation.  During the Ancillary Term, Mr. Lukens will be paid (the “Ancillary Term Compensation”) an annual salary of $35,000, and in the event Mr. Lukens and the Company agree to increase the time Mr. Lukens is obligated to provide services during such period, the Company will pay Mr. Lukens an additional $6,250 per day for such services.

Option Grant.  If Mr. Lukens is employed by the Company on February 1, 2006, he will be granted on such date an option to purchase 5,000 shares of the Company’s common stock (the “2006 Option”) under the Company’s 1988 Nonstatutory Stock Option Plan, as amended to date (the “1988 Plan”), with the same terms specified in the option granted to Mr. Lukens pursuant to the Prior Employment Agreement, except as indicated below.

If the 2006 Option is granted, the per share exercise price of the 2006 Option will be the fair market value of a share of Company Common Stock on February 1, 2006 and the option will be fully exercisable on February 1, 2007.  The 2006 Option, if granted, would terminate upon the earliest to occur of (i) February 1, 2016, (ii) the 30th day after Mr. Lukens’ employment is terminated for any reason other than death, Disability, Retirement, or for Cause (as such terms are defined in the 1988 Plan), (iii) the first anniversary of the termination of Mr. Lukens’ employment due to death, Disability or Retirement, or (iv) the date of termination of Mr. Lukens’ employment for Cause.  If Mr. Lukens’ employment is terminated for any reason other than death, Disability, Retirement or Cause, the 2006 Option would not continue to vest after such termination of employment; provided, that notwithstanding the foregoing vesting schedule, upon Mr. Lukens’ death, Disability or Retirement prior to the expiration of the 2006 Option, the 2006 Option will be exercisable in full.  Further, notwithstanding the foregoing vesting schedule or any provision of the 1988 Plan, upon the occurrence of a Change in Control prior to the expiration of the 2006 Option, the 2006 Option will be exercisable in full, and upon the termination of Mr. Lukens’ employment other than for “cause” or by Mr. Lukens for “good reason” (as such terms are defined in the Employment Agreement) prior to the expiration of the 2006 Option, the 2006 Option will be exercisable in full.  Any termination of Mr. Lukens’ employment by the Company without “cause” or by Mr. Lukens for “good reason” (as such terms are defined in the Employment Agreement) prior to the expiration of the 2006 Option will be treated as a Retirement for all purposes of the 1988 Plan and the stock option agreement.

Death and Disability.  Mr. Lukens’ employment will terminate upon his death, and the Company may terminate Mr. Lukens’ employment due to a Disability (as defined in the Employment Agreement).  During any period of Mr. Lukens’ Disability, prior to his termination of employment with the Company, he will continue to receive his Base Salary or Ancillary Term Compensation, as applicable, as if he were not Disabled until the term of the Employment Agreement has expired, subject to certain reductions for payments received as a result of such Disability.  Upon termination of Mr. Lukens’ employment for death or Disability, the Company will be obligated to pay a lump sum cash amount equal to the sum of (i) the Base Salary or Ancillary Term Compensation, as the case may be, through the Date of Termination (as defined in the Employment Agreement), (ii) any accrued vacation pay and (iii) any other amounts due to him as of the date of termination, in each case to the extent not yet paid (the “Accrued Obligation”), plus a pro rata portion to the Date of Termination of the aggregate value of the Discretionary Bonus based on certain specified assumptions and calculations (the “Pro-Rata Discretionary Bonus Payment”).

Termination by the Company for Cause or by Mr. Lukens Without Good Reason.  If Mr. Lukens’ employment is terminated by the Company for Cause (as defined in the Employment Agreement) or by Mr. Lukens without Good Reason (as defined in the Employment Agreement), the term of the Employment Agreement will expire on the Date of Termination, the Company will pay Mr. Lukens the Accrued Obligation, and the Company will have no further obligations to Mr. Lukens other than as required by law or the terms of employee benefit plans or stock option plans of the Company.

Termination by the Company without Cause or by Mr. Lukens for Good Reason.  If Mr. Lukens’ employment is terminated by the Company without Cause or by Mr. Lukens for Good Reason, then:

•                                          the Company will pay Mr. Lukens the Accrued Obligation;

•                                          the Company will pay to Mr. Lukens a lump sum amount equal to the Base Salary and Ancillary Term Compensation (at the rate in effect as of the Date of Termination) for the remainder of the Base Term and the Ancillary Term;

•                                          all equity-based awards then held by Mr. Lukens will become fully vested and exercisable;

•                                          the Company will continue to provide to Mr. Lukens benefits under the Company’s benefit plans and arrangements (other than equity compensation and bonus plans) in which he is entitled to participate, to the extent legally permitted until the end of the Term, subject to certain limitations and notifications;

•                                          the termination of Mr. Lukens’ employment will be deemed a retirement under the 1988 Plan;

•                                          the Company will pay to Mr. Lukens a lump sum cash amount equal to the aggregate value of the Discretionary Bonus that he would have earned as of the last day of the Base Term, assuming the achievement, at the expected value target level, of the performance goals established with respect to such award (it being understood that such amount is $750,000); and

•                                          if Mr. Lukens’ employment is terminated before he has been granted the 2006 Option, then in lieu of granting such stock option the Company will pay to Mr. Lukens a lump sum cash payment equal to the Black-Scholes value, as reasonably determined by the Company as of February 1, 2006, of an option to purchase 5,000 shares of the Company’s Common Stock, assuming for this purpose the option was granted on February 1, 2006, the per share exercise price under the option is the fair market value of a share of the Company’s Common Stock on the date of Mr. Lukens’ termination and certain other specified terms and conditions (the “Cash Payment in Lieu of Option Grant”).

Confidentiality; Non-Competition; Non-Solicitation.  Mr. Lukens has agreed not to use or disclose confidential information obtained by him during his employment with the Company. In addition, during his employment and for a period of two years thereafter, Mr. Lukens has agreed not to solicit the Company’ s employees, compete with the Company’s business or solicit the Company’s customers.

Lukens Severance Agreement

Term.  The Company entered into a Severance Agreement with Mr. Lukens dated February 1, 2004 (the “Prior Severance Agreement”).  On December 23, 2005, the Company entered into a Severance Agreement (the “Severance Agreement”), which supersedes the Prior Severance Agreement.  The Severance Agreement provides for payment of certain benefits to Mr. Lukens if his employment is terminated following a Change of Control (as defined in the Severance Agreement) of the Company.  The Severance Agreement became effective December 23, 2005 and continues through February 1, 2007 (the “Severance Term”).

Severance Payments.  Pursuant to the Severance Agreement, the Company will pay severance benefits to Mr. Lukens if his employment is terminated following a Change of Control and during the Severance Term unless his employment is terminated by the Company for Cause (as defined in the Severance Agreement), by reason of death or Disability (as defined in the Severance Agreement), or by Mr. Lukens without Good Reason (as defined in the Severance Agreement).  If Mr. Lukens meets the criteria for payment of severance benefits due to termination of his employment following a Change of Control and during the Severance Term as described above, he will receive the following benefits:

•                                          a lump sum cash payment equal to $2,250,000;

•                                          continuation of life, disability, accident and health insurance benefits and all perquisites until February 1, 2010;

•                                          notwithstanding any provision of his Employment Agreement, a lump sum cash payment equal to the aggregate value of the Discretionary Bonus that he would have earned as of the last day of the Base Term, assuming achievement, at the expected value target level, of the performance goals established with respect to such award (it being understood that amount being $750,000);

•                                          the termination of Mr. Lukens’ employment will be deemed a retirement under the 1988 Plan; and

•                                          if a Change in Control occurs prior to February 1, 2006, the Cash Payment in Lieu of Option Grant.

If any payment made by the Company to or for the benefit of Mr. Lukens would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, the Company is required to pay Mr. Lukens an additional amount to cover any such taxes and any interest or penalties imposed with respect to such taxes.

Compensation other than Severance Payments.  Following a Change in Control and during the Severance Term: (i) during any period that Mr. Lukens fails to perform his duties as a result of incapacity due to physical or mental illness, he will continue to receive his salary, compensation and benefits payable to him during such period, until his employment is terminated by the Company for Disability (as defined in the Severance Agreement), (ii) if Mr. Lukens’ employment is terminated for any reason, Mr. Lukens will receive his salary through the Date of Termination (as defined in the Severance Agreement) and his normal post-termination compensation and benefits as such payments become due, and (iii) upon termination of Mr. Lukens’ employment due to death or Disability, Mr. Lukens shall receive the Accrued Obligation and the Pro-Rata Discretionary Bonus Payment. Upon a Change in Control, all stock options, restricted stock and all other equity incentives held by Mr. Lukens will become immediately vested, exercisable and nonforfeitable and all conditions thereof will be deemed to have been satisfied.

Severance Agreements For Other Current Executive Officers

Term.  The Company has entered into a severance agreement with each of its current executive officers (other than Mr. Lukens, whose severance agreement has been described earlier in this Report) (each, an “Executive”).  Each severance agreement provides for payment of certain benefits to the Executive if his employment is terminated following a Change in Control (as defined in the severance agreement) of the Company.  The severance agreement became effective on July 19, 2004 and continues through December 31, 2006.

Severance Payments.  Pursuant to the severance agreement, the Company will pay severance benefits to each Executive if his employment is terminated following a Change in Control and during the term of the severance agreement unless the Executive’s employment is terminated:

•                                          by the Company for Cause (as defined in the severance agreement);

•                                          by reason of death or Disability (as defined in the severance agreement); or

•                                          by the Executive without Good Reason (as defined in the severance agreement).

If the Executive’s employment is terminated as set forth above, he will receive the following:

•                                          a lump sum cash payment equal to two times the sum of the Executive’s base salary and the average cash value of annual bonus (whether paid in cash or stock) earned by the Executive in the three fiscal years prior to the Date of Termination (as defined in the severance agreement), provided the Executive has participated in the Company annual bonus or incentive plan for that period. If not, then the average is calculated using the lesser number of bonuses actually earned;

•                                          continuation of life, disability, accident and health insurance benefits and perquisites for an additional three years;

•                                          notwithstanding any provision of the Company’s incentive compensation plan, a lump sum cash payment equal to the sum of any unpaid incentive compensation allocated or awarded to the Executive and a pro rata portion to the Date of Termination of the aggregate value of all contingent incentive compensation awards;

•                                          outplacement services suitable to Executive’s position for a period of one year;

•                                          a nonforfeitable interest in the Executive’s benefits accrued under the Company’s retirement plan; and

•                                          an additional amount (a “gross-up” payment) to cover any excise taxes that may be imposed under the “golden parachute” rules on payments and benefits received in connection with a Change in Control, so that the Executive would receive the total payment initially allocated by the Company.

Compensation other than Severance Payments.  Following a Change in Control and during the term of the severance agreement, during any period that the Executive fails to perform his duties as a result of incapacity due to physical or mental illness, he will continue to receive his salary, compensation and benefits payable to him during such period, until his employment is terminated by the Company for Disability (as defined in the severance agreement).

If the Executive’s employment is terminated for any reason following a Change of Control and during the term of the severance agreement, the Executive will receive his salary through the Date of Termination and his normal post-termination compensation and benefits as such payments become due.

Upon a Change in Control, all stock options, restricted stock and all other equity incentives held by the Executive will become immediately vested, exercisable and nonforfeitable and all conditions thereof will be deemed to have been satisfied.

Severance Agreements for Certain Former Executive Officers

Simmons Severance Agreement

In connection with the sale of its Engineered Products and Power Products businesses in January 2006, the Company entered into a termination and release agreement with John B. Simmons (“Mr. Simmons”), the Company’s then-Senior Vice President, Chief Financial Officer and Treasurer (the “Simmons Termination Agreement”).  Pursuant to the Simmons Termination Agreement, Mr. Simmons resigned from his officer positions with the Company effective on and as of the closing of the sale of the Engineered Products and Power Products businesses in January 2006.  He continued his employment with the Company until March 31, 2006 (the “Separation Date”) to perform certain financial related activities for the Company, including helping the Company to carry out its financial reporting obligations in respect of its fiscal year ending January 31, 2006.  Mr. Simmons has also agreed to restrictions on competition and interference with the Company, which survive for two years after the Separation Date, restrictions on the disclosure of confidential information and certain cooperation obligations.

The Simmons Termination Agreement provides that:

•             the Company and Mr. Simmons acknowledge, and the stock option agreements shall be amended to reflect, that the Company’s Compensation Committee of the Board of Directors has the discretion to accelerate the vesting of all stock option agreements held by Mr. Simmons under the 1988 Nonstatutory Stock Option Plan immediately upon the Separation Date and to permit the exercise thereof at any time after the Separation Date and prior to 3:00 p.m. on December 31, 2006.

•             the Company will pay Mr. Simmons amounts owed to him in accordance with the Company’s Management Incentive Compensation Plan (“MICP”) for his performance during the fiscal year ending January 31, 2006.

•             the Company will pay Mr. Simmons the accrued unpaid vacation benefits due to him under the Company’s vacation policy through the Separation Date.

•             the Severance Agreement between Mr. Simmons and the Company dated July 19, 2004 is expressly superseded.  The Simmons Termination Agreement provides that, if Mr. Simmons has satisfied his cooperation obligations and carried out his duties and responsibilities until the Separation Date in good faith and with appropriate care and attention as reasonably directed by the Company’s President and Chief Executive Officer, the Company will pay Mr. Simmons $974,000 if there is a change in control of the Company before December 31, 2006.

•             the Company will make a gross-up payment to Mr. Simmons, subject to certain conditions and limitations, in the event that any part of the payments to Mr. Simmons would be subject to an excise tax.

Whitman Severance Agreement

In December 2005, the Company signed a termination and release agreement with Mark L. Whitman, the chief executive officer of the Company’s former Engineered Products business (the “Whitman Termination Agreement”).  Pursuant to the Whitman Termination Agreement, Mr. Whitman resigned from his position and employment with the Company as an employee and officer effective on and as of the closing date of the sale of the Engineered Products business.

The Company paid Mr. Whitman $172,000 to satisfy amounts owed to him under the MICP and $1,200,000 in connection with the sale of the Engineered Products business and the non-compete agreements that are part of the Whitman Termination Agreement.  The Company also paid Mr. Whitman the accrued unpaid vacation due to him under the Company’s vacation policy through the closing date of the sale of the Engineered Products business.  The Whitman Termination Agreement also provides that all stock option agreements held by Mr. Whitman shall be amended to provide the Compensation Committee of the Board of Directors the discretion to accelerate the vesting of such stock options, to the extent not previously vested, immediately upon the closing of the sale of the Engineered Products business and to permit the exercise thereof at any time after the closing date of the sale of the Engineered Products business and prior to 3:00 p.m. on December 31, 2006.  The Whitman Termination Agreement also provides for a gross-up payment, subject to certain conditions and limitations, in the event any part of the payments to Mr. Whitman would be subject to an excise tax (as defined in the Whitman Termination Agreement).

Pursuant to the Whitman Termination Agreement, Mr. Whitman has agreed to certain customary non-disclosure, non-interference and cooperation obligations.  Mr. Whitman also has agreed not to compete with the Company for two years following the sale of the Engineered Products business, subject to certain customary exceptions.  Mr. Whitman and the Company have also agreed to mutual releases from any claims each may have against the other.

Kyle Severance Agreement

In December 2005, the Company signed a termination and release agreement with Don K. Kyle, the chief executive officer of the Company’s former Power Products business (the “Kyle Termination Agreement”).  Pursuant to the Kyle Termination Agreement, Mr. Kyle resigned from his position and employment with the Company as an employee and officer effective on and as of the closing date of the sale of the Power Products business.

The Company paid Mr. Kyle $152,200 to satisfy amounts owed to him under the MICP and $1,295,000 in connection with the sale of the Power Products business and the non-compete agreements that are part of the Kyle Termination Agreement.  The Company also paid Mr. Kyle the accrued unpaid vacation due to him under the Company’s vacation policy through the closing date of the sale of the Power Products business.  The Kyle Termination Agreement also provides that all stock options agreements held by Mr. Kyle shall be amended to provide the Compensation Committee of the Board of Directors the discretion to accelerate the vesting of such stock options, to the extent not previously vested, immediately upon the closing of the sale of the Power Products business and to permit the exercise thereof at any time after the closing date of the sale of the Power Products business and prior to 3:00 p.m. on December 31, 2006.  The Kyle Termination Agreement also provides for a gross-up payment, subject to certain conditions and limitations, in the event any part of the payments to Mr. Kyle would be subject to an excise tax (as defined in the Kyle Termination Agreement).

Pursuant to the Kyle Termination Agreement, Mr. Kyle has agreed to certain customary non-disclosure, non-interference and cooperation obligations. Mr. Kyle also has agreed not to compete with the Company for two years following the sale of the Power Products business, subject to certain customary exceptions.  Mr. Kyle and the Company have also agreed to mutual releases from any claims each may have against the other.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation and Management Development Committee consists of Messrs. Charles R. Ofner (Chairman), Monroe M. Luther, James M. Tidwell and Howard Wolf, all of whom are non-employee directors.  None of the Compensation and Management Development Committee members has served as an officer of the Company, and none of the Company’s executive officers has served as a member of a compensation committee or board of directors of any other entity that has an executive officer serving as a member of the Company’s Board of Directors.  In December 2003, Mr. Howard Wolf retired as a partner in the international law firm of Fulbright & Jaworski L.L.P., which firm provides legal services to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

This table shows information about securities to be issued upon exercise of outstanding options, warrants and rights under the Company’s equity compensation plans, along with the weighted-average exercise price of the outstanding options, warrants and rights and the number of securities remaining available for future issuance under the plans as of January 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted- average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,179,188	$16.48	1,818,911
Equity compensation plans not approved by security holders	—	—	—
Total	2,179,188	$16.48	1,818,911

(1)           The Company has not granted any warrants or rights under any equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

At the close of business on April 5, 2006, the record date for the special meeting, we had outstanding 29,495,398 shares of common stock.  The following table lists the beneficial ownership of shares of the Company’s Common Stock by (i) all persons and groups known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s Common Stock, (ii) each director, (iii) each person who held the office of Chief Executive Officer during the last fiscal year and the four additional highest compensated executive officers who were serving as executive officers on January 31, 2006, (iv) each person who would have been one of such four highest compensated executive officers but was not serving as an executive officer on January 31, 2006, and (v) all current directors and officers as a group.  None of the directors, nominees or officers of the Company owned any equity security issued by the Company’s subsidiaries other than director’s qualifying shares.  Information with respect to officers, directors and their families is as of April 5, 2006 and is based on the books and records of the Company and information obtained from each individual.  All shareholders set forth below have our principal business address (except as indicated).  Additionally, unless otherwise indicated, the owner has sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner	Shares Owned	Shares Subject to Options(1)	Total Shares Beneficially Owned(2)	Percentage of Shares Outstanding as of April 5, 2006(2)
J. & W. Seligman & Co. Incorporated (3)	1,524,873	—	1,524,873	5.2%
Ramius Capital Group, L.L.C. (4)	1,654,011	—	1,654,011	5.6%
Citadel Limited Partnership (5)	2,286,253	—	2,286,253	7.8%
Max L. Lukens	31,266	581,000	612,266	2.0%
Carl B. King	—	213,500	213,500	*
Dennis M. Dellinger	1,762	180,000	181,762	*
L. Scott Biar	—	27,500	27,500	*
Stephen A. Hines	2,620	64,300	66,920	*
Don K. Kyle (6)	—	100,000	100,000	*
Mark Whitman (6)	100	40,000	40,100	*
Howard Wolf	21,776	54,000	75,776	*
Monroe M. Luther	9,755	26,000	35,755	*
Charles R. Ofner	4,755	26,000	30,755	*
Charles S. Ream	1,285	10,000	11,285	*
Robert S. Sullivan	4,787	29,000	33,787	*
James M. Tidwell	2,565	10,000	12,565	*
All current executive officers and directors as a group (11 persons)	80,571	1,221,300	1,301,871	4.2%

*              Less than 1.0% of the outstanding shares.

(1)                                  Includes shares issuable upon the exercise of one or more outstanding stock options exercisable within sixty days following April 5, 2006.

(2)                                  Beneficial ownership is determined in accordance with the rules of the SEC.  Shares of our common stock issuable by us pursuant to options that may be exercised within 60 days after April 5, 2006, are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by the applicable person.  However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person or entity.

(3)                                  A Schedule 13G/A filed with the SEC on February 13, 2006 shows J. & W. Seligman Co. Incorporated and William C. Morris, each with a principal business office at 100 Park Avenue, New York, NY 10017, as each having shared voting power over 1,147,505 shares, shared dispositive power over 1,524,873 shares and beneficial ownership of 1,524,873 shares of our common stock.  The Schedule 13G/A states that William C. Morris is the owner of a majority of the outstanding voting securities of, and may be deemed to beneficially own the shares reported by J. & W. Seligman &Co. Incorporated.

(4)                                  Based solely on a Schedule 13D filed jointly by Starboard Value and Opportunity Master Fund Ltd. (“Starboard”), Parche, LLC (“Parche”), RCG Ambrose Master Fund, Ltd. (“RCG Ambrose”), RCG Halifax Fund, Ltd. (“RCG Halifax”), Ramius Master Fund, Ltd. (“Ramius Master”), Admiral Advisors, LLC (“Admiral Advisors”), Ramius Advisors, LLC (“Ramius Advisors”), Ramius Capital Group, L.L.C. (“Ramius Capital”), C4S & Co., L.L.C. (“C4S”), Peter A. Cohen, Morgan B. Stark, Jeffrey M. Solomon, Thomas W. Strauss, Barington Companies Equity Partners, L.P. (“Barington Companies Equity”), Barington Companies Investors, LLC (“Barington Companies Investors”), Barington Companies Offshore Fund, Ltd. (“Barington Companies Offshore”), Barington Investments, L.P. (“Barington Investments”), Barington Companies Advisors, LLC (“Barington Companies Advisors”), Barington Capital Group, L.P. (“Barington Capital”), LNA Capital Corp. (“LNA”) and James Mitarotonda with the Securities Exchange Commission on April 4, 2006.  According to the report, Starboard has sole voting and dispositive power with respect to 317,977 shares.  Parche has sole voting and dispositive power with respect to 175,186 shares.  RCG Ambrose has sole voting and dispositive power with respect to 65,371 shares.  RCG Halifax has sole voting and dispositive power with respect to 70,399 shares.  Ramius Master has sole voting and dispositive power with respect to 256,456 shares.  As the investment manager of Starboard and the managing member of Parche, Admiral Advisors has sole voting and dispositive power with respect to 493,163 shares.  As the investment advisor of Ramius Master, Ramius Advisors has sole voting and dispositive power of 256,456 shares.  As the sole member of Admiral Advisors and Ramius Advisors and as the investment manager of RCG Halifax and RCG Ambrose, Ramius Capital has sole voting and dispositive power of 885,389 shares.  As the managing member of Ramius Capital, C4S has sole voting and dispositive power of 885,389 shares.  As the managing members of C4S, each of Messrs. Cohen, Stark, Solomon and Strauss share voting and dispositive power with respect to an aggregate of 885,389 shares owned by Starboard, Parche, RCG Ambrose, RCG Halifax and Ramius Master.  Messrs. Cohen, Stark, Solomon and Strauss disclaim beneficial ownership of such shares.  Barington Companies Equity has sole voting and dispositive power with respect to 348,448 shares.  As the general partner of Barington Companies Equity, Barington Companies Investors has sole voting and dispositive power with respect to 348,448 shares.  Barington Companies Offshore has sole voting and dispositive power with respect to 207,936 shares.  Barington Investments has sole voting and dispositive power with respect to 212,238 shares.  As the investment advisor of Barington Companies Offshore and the general partner of Barington Investments, Barington Companies Advisors has sole voting and dispositive power with respect to 420,174 shares.  As the majority member of Barington Companies Investors and the managing member of Barington Companies Advisors, Barington Capital has sole voting and dispositive power with respect to 768,622 shares.  As the general partner of Barington Capital, LNA has sole voting and dispositive power with respect to 768,622 shares.  Mr. Mitarotonda is the sole stockholder and director of LNA and therefore may be deemed the beneficial owner of shares owned by Barington Companies Equity, Barington Companies Offshore and Barington Investments.  Mr. Mitarotonda disclaims beneficial ownership of such shares.  Mr. Mitarotonda has sole voting and dispositive power with respect to 768,622 shares.  The address of the principal office of each of Parche, Admiral Advisors, Ramius Advisors, Ramius Capital, C4S, Mr. Cohen, Mr. Stark, Mr. Strauss and Mr. Solomon is 666 Third Avenue, 26th Floor, New York, New York 10017. The address of the principal office of each of Starboard, RCG Ambrose, RCG Halifax and Ramius Master is c/o Citco Fund Services (Cayman Islands) Limited, Corporate Center, West Bay Road, Grand Cayman, Cayman Islands, British West  Indies. The address of the principal business and principal office of each of Barington Companies Equity, Barington Companies Investors, Barington Investments, Barington Companies Advisors, Barington Capital and LNA is 888 Seventh Avenue, 17th Floor, New York, New York 10019.  The business address of Mr. Mitarotonda is c/o Barington Capital Group, L.P., 888 Seventh Avenue, 17th Floor, New York, New York 10019.  The address of the principal business and principal office of Barington Companies Offshore is c/o Bison Financial Services LTD, Bison Court, Road Town, Tortola, British Virgin  Islands.

(5)           Based solely on a Schedule 13G filed jointly by Citadel Limited Partnership (“Limited”), Citadel Investment Group, L.L.C. (“Investment”), Kenneth Griffin (“Griffin”), Citadel Wellington LLC (“Wellington”), Citadel Kensington Global Strategies Fund Ltd. (“Kensington”), Citadel Equity Fund Ltd. (“Equity”) and Citadel Derivatives Group LLC (“Derivatives,” and together with Limited, Investment, Griffin, Wellington, Kensington and Equity, the “Citadel Entities”)) with the Securities Exchange Commission on April 10, 2006. According to the report, the Citadel Entities share voting and dispositive power with respect to 2,286,253 shares and none of the Citadel Entities has sole voting or dispositive power with respect to any shares.

(6)           Messrs. Kyle and Whitman ceased to be executive officers in January 2006.

Item 13.  Certain Relationships and Related Transactions.

Mr. Howard Wolf, who was elected Chairman of the Board of Directors of the Company effective March 1, 2004, retired as a partner in the international law firm of Fulbright & Jaworski L.L.P. in December 2003, which firm provides legal services to the Company.

Item 14.  Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Ernst & Young for the audit of the Company’s annual financial statements for the fiscal years ended January 31, 2006 and 2005, and fees billed for other services rendered by Ernst & Young during those periods.

	Fiscal Year 2005	Fiscal Year 2004
Audit fees(1)	$1,000,000	$1,857,500
Audit-related fees(2)	125,553	117,924
Tax Fees(3)	16,219	32,604
All other fees(4)	500	269,767
Total fees	$1,142,272	$2,277,795

(1)                                  Audit Fees consist of professional services rendered for the audit of the Company’s consolidated financial statements, the audit of the effectiveness of the Company’s internal control over financial reporting and the reviews of the Company’s quarterly financial statements.  Audit Fees also include fees for statutory audits of certain subsidiaries of the Company, consents , assistance with and review of documents filed with the SEC, work done by tax professionals in connection with the audit and quarterly reviews and accounting consultations and research work necessary to comply with generally accepted auditing standards.

(2)                                  Audit-related fees include benefit plan audits and consultation concerning accounting and financial reporting matters not required by statute or regulation.

(3)                                  Tax fees consist of services rendered primarily related to tax return reviews and tax consulting.

(4)                                  All other fees in Fiscal 2004 primarily include certain advisory services and assistance with the Company’s implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

The Audit Committee or the Chairman of the Audit Committee, approved all of the services described above for Fiscal 2005 and Fiscal 2004.  The Audit Committee has determined that the provision of services rendered for all other fees, as described in the paragraphs above, is compatible with maintaining the independence of Ernst & Young.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy requiring pre-approval by the Audit Committee of all audit and permissible non-audit services to be provided by Ernst & Young.  These services may include audit services, audit-related services, tax services and other services. Current rules of the Public Company Accounting Oversight Board are consulted prior to pre-approval of any non-audit services to be provided by Ernst & Young.  The Company’s Chief Financial Officer is notified prior to any engagement of Ernst & Young.  The Chief Financial Officer evaluates the desirability of employing Ernst & Young for any non-audit engagement, and if such engagement is desirable, the Chief Financial Officer presents the proposed engagement to the Chairman of the Audit Committee for pre-approval.  The Audit Committee or the Chairman of the Audit Committee then approves or rejects the proposed engagement.  If the Chairman of the Audit Committee approves any such engagement, he discusses such approval with the Audit Committee no later than the next regularly scheduled meeting.

Part iv

Item 15.  Exhibits and Financial Statement Schedules.

(a)	1.	The following financial statements for Stewart & Stevenson Services, Inc. are filed as a part of this report:

Consolidated Balance Sheets—January 31, 2006 and 2005

Consolidated Statements of Operations—Years ended January 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity—Years ended January 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income – Years ended January 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows—Years ended January 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

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

The Company will furnish to any shareholder of record as of April 5, 2006, a copy of any exhibit to this annual report on Form 10-K upon receipt of a written request addressed to Carl B. King, P. O. Box 1637, Houston, Texas 77008-1637 and the payment of $.20 per page with a minimum charge of $5.00 for reasonable expenses prior to furnishing such exhibits. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule to any document listed below upon request.

The following instruments and documents are included as exhibits to this report.

*2.1

Asset Purchase Agreement dated December 6, 2004, by and among Stewart & Stevenson Services, Inc., S&S Tug Service Centers, Inc. and Tug Manufacturing Corp., f/k/a TUG Acquisition Corp. (filed January 27, 2005 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

*2.2

Amendment No. 1 to Asset Purchase Agreement dated as of December 31, 2004, by and among Stewart & Stevenson Services, Inc., S&S Tug Service Centers, Inc. and Tug Manufacturing Corp. (filed January 27, 2005 as Exhibit 99.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

*2.3

Amendment No. 2 to Asset Purchase Agreement dated as of January 21, 2005, by and among Stewart & Stevenson Services, Inc., S&S Tug Service Centers, Inc. and Tug Manufacturing Corp. (filed January 27, 2005 as Exhibit 99.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

*2.4

Agreement Relating to the Sale and Purchase of the Whole of the Issued Share Capital of Automotive Technik (Holdings) Limited dated April 8, 2005 between Stewart & Stevenson TVS UK Limited, a subsidiary of the Company, and the shareholders of ATHL (filed April 14, 2005 as Exhibit 2.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

*2.5

Asset Purchase Agreement dated September 27, 2005, by and among Stewart & Stevenson Services, Inc., Stewart & Stevenson Petroleum Services, Inc., Stewart & Stevenson International, Inc., Sierra Detroit Diesel Allison, Inc., and S & S Trust, as sellers, and Hushang Ansary, as buyer (filed December 6, 2005 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005 and incorporated herein by reference).

*2.6

Asset Purchase Agreement dated October 24, 2005, by and among Stewart & Stevenson Services, Inc., IPSC Co. Inc., Stewart & Stevenson Holdings, Inc., Stewart & Stevenson De Las Americas, Inc., Stewart & Stevenson International, Inc., Stewart & Stevenson Power, Inc., and S & S Trust, as sellers, and Hushang Ansary, as buyer (filed December 6, 2005 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2005 and incorporated herein by reference).

2.7

Amendment dated January 25, 2006 by and among Hushang Ansary, Stewart & Stevenson Services, Inc., Stewart & Stevenson International, Inc., Sierra Detroit Diesel Allison, Inc., S & S Trust, IPSC Co. Inc., Stewart & Stevenson Holdings, Inc., Stewart & Stevenson De Las Americas, Inc., Stewart & Stevenson Power, Inc., and C. Jim Stewart & Stevenson, Inc.

*2.8

Agreement and Plan of Merger dated as of February 27, 2006 by and among Armor Holdings, Inc., Santana Acquisition Corp. and Stewart & Stevenson Services, Inc. (filed March 3, 2006 as Exhibit 2.1 to the Company’s Quarterly Report on Form 8-K and incorporated herein by reference).

*3.1

Third Restated Articles of Incorporation of Stewart & Stevenson Services, Inc., effective as of September 13, 1995 (filed December 14, 1995 as Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1995 and incorporated herein by reference).

*3.2

Seventh Restated Bylaws of Stewart & Stevenson Services, Inc., effective as of July 9, 2004, as amended (filed April 6, 2005 as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

*4.1

Note Purchase Agreement effective May 30, 1996, between Stewart & Stevenson Services, Inc. and the Purchasers named therein (filed September 12, 1996 as Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 1996 and incorporated herein by reference).

*4.2

Credit Agreement dated as of January 12, 2005 among Stewart & Stevenson Services, Inc., the Lenders party thereto JPMorgan Chase, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and J.P. Morgan Securities Inc., as Sole Lead Arranger and Bookrunner (filed January 19, 2005 as Exhibit 99.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

†*10.1

Stewart & Stevenson Elective Deferral Plan dated as of June 1, 2001 (filed June 6, 2001 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-62438) and incorporated herein by reference).

†*10.2

Stewart & Stevenson Supplemental Retirement Plan, signed April 5, 2005 and effective as of July 1, 2003 (filed April 6, 2005 as Exhibit 10.4 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

†*10.3

Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan (as amended and restated effective as of June 10, 1997) (filed September 15, 1997 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-35617) and incorporated herein by reference).

†*10.4

Amendment to Stewart & Stevenson Services, Inc. 1988 Nonstatutory Stock Option Plan (filed December 23, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

†*10.5

Stewart & Stevenson Services, Inc. Amended and Restated 1993 Nonofficer Employee Stock Option Plan effective as of January 31, 2004 (filed April 6, 2005 as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2005 and incorporated herein by reference).

†*10.6

Stewart & Stevenson Services, Inc. Amended and Restated 1996 Director Stock Plan dated April 8, 2002, as amended by Amendment No. 1 effective as of July 9, 2004 (filed September 1, 2004 as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-118742) and incorporated herein by reference).

†*10.7

Form of Severance Agreement by and between Stewart & Stevenson Services, Inc. and each of Carl B. King, Stephen A. Hines and Dennis M. Dellinger dated July 19, 2004, and L. Scott Biar dated June 7, 2005 (filed August 26, 2004 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004 and incorporated herein by reference).

†*10.8

Nonqualified Stock Option Agreement, entered into as of March 31, 2004, between Stewart & Stevenson Services, Inc. and Max L. Lukens (filed May 25, 2004 as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 and incorporated herein by reference).

†*10.9

Summary Description of Stewart & Stevenson Services, Inc. Fiscal 2004 Management Incentive Compensation Plan (filed April 6, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

†*10.10

Summary Description of Stewart & Stevenson Services, Inc. Fiscal 2005 Management Incentive Compensation Plan (filed April 6, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

†*10.11	Summary Description of Director Compensation (filed April 6, 2005 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

†*10.12

Description of January 2005 Option Agreement with Max Lukens (filed May 26, 2005 as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 and incorporated herein by reference).

†*10.13

Termination and Release Agreement by and between Mark L. Whitman and Stewart & Stevenson Services, Inc., signed by the Company on December 23, 2005 (filed December 23, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

†*10.14

Termination and Release Agreement by and between Don K. Kyle and Stewart & Stevenson Services, Inc., signed by the Company on December 23, 2005 (filed December 23, 2005 as Exhibit 10.3 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

†*10.15

Employment Agreement by and between Max L. Lukens and Stewart & Stevenson Services, Inc., effective as of December 23, 2005 (filed December 29, 2005 as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

†*10.16

Severance Agreement by and between Max L. Lukens and Stewart & Stevenson Services, Inc., effective as of December 23, 2005 (filed December 29, 2005 as Exhibit 10.2 to the Company’s Current Report on Form 8-K and incorporated herein by reference).

†10.17	Termination and Release Agreement dated January 25, 2006 by and between John B. Simmons and Stewart & Stevenson Services, Inc.

*10.18

Contract number DAAE07-03C-S023 dated April 17, 2003 between Stewart & Stevenson Tactical Vehicle Systems, LP and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command (filed September 4, 2003 as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2003 and incorporated herein by reference).

*10.19

Contract modification number P00048 dated March 23, 2005 to contract number DAAE07-03C-S023 between Stewart & Stevenson Tactical Vehicle Systems, LP and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command (filed May 26, 2005 as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 and incorporated herein by reference).

*10.20

Contract modification number P00057 dated March 29, 2005 to contract number DAAE07-03C-S023 between Stewart & Stevenson Tactical Vehicle Systems, LP and the United States Department of Defense, U.S. Army Tank-Automotive and Armaments Command (filed May 26, 2005 as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 and incorporated herein by reference).

10.21	Transition Services Agreement dated January 25, 2006 by and between Stewart & Stevenson LLC and Stewart & Stevenson Services, Inc.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Max L. Lukens, Chief Executive Officer, dated April 11, 2006, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of L. Scott Biar, Chief Financial Officer, dated April 11, 2006, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Statement of Max L. Lukens, Chief Executive Officer, and L. Scott Biar, Chief Financial Officer, dated April 11, 2006, pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended.

* Incorporated by reference.
† Identifies management contracts or compensation plans or arrangements required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April 2006.

STEWART & STEVENSON SERVICES, INC.
By	/s/ Max L. Lukens
Max L. Lukens
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of April 2006.

/s/ Max L. Lukens	/s/ Charles R. Ofner
Max L. Lukens	Charles R. Ofner
President and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ L. Scott Biar	/s/ Charles S. Ream
L. Scott Biar	Charles S. Ream
Chief Financial Officer, Treasurer and Controller	Director
(Principal Financial and Principal Accounting Officer)

/s/ Howard Wolf	/s/ Robert S. Sullivan
Howard Wolf	Robert S. Sullivan
Chairman of the Board and Director	Director

/s/ Monroe M. Luther	/s/ James M. Tidwell
Monroe M. Luther	James M. Tidwell
Director	Director